Form 10-K
period 2001-12-31
HERBST GAMING INC
filed 2002-03-29
CIK 1160294

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-71094

HERBST GAMING, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0446145 (I.R.S. Employer Identification No.)
3440 West Russell Road, Las Vegas, Nevada (Address of principal executive offices)	89118 (Zip Code)

(702) 889-7695
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☐ No    Not Applicable

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐Not Applicable

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of December 31, 2001, based on the price at which the common equity was sold, was approximately $0.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2001.

        Common Stock, no par value, 300 outstanding shares.

Documents Incorporated by Reference

        None.

PART I

Item 1. Business

General

        We are a gaming company that currently owns and operates through subsidiaries approximately 6,800 slot machines throughout the State of Nevada. Our business is divided into two segments—slot route operations and casino operations.

        Our route operations involve the exclusive installation and operation of slot machines at strategic, high traffic, non-casino locations such as grocery stores, drug stores, convenience stores, bars and restaurants. Our slot machines include video poker, Keno, slot and other games. We are one of the largest slot route operators in Nevada with approximately 5,400 slot machines in approximately 520 locations as of December 31, 2001.

        Our casino operations consist of owning and operating four casinos in Nevada including Terrible's Hotel & Casino, located one mile from the Las Vegas Strip, Terrible's Lakeside Casino & RV Park and Terrible's Town Casino in Pahrump, and Terrible's Casino & Bowl in Henderson.

        Herbst Gaming, Inc. was incorporated in Nevada on January 21, 1997. In connection with the offering of $170,000,000 of its 10 3/4% senior secured notes due 2008, Herbst Gaming, Inc. became the holding company of all gaming interests formerly owned by Edward, Timothy and Troy Herbst, who are brothers as well as the owners of all of the stock of Herbst Gaming, Inc. On August 23, 2001, Herbst Gaming, Inc. commenced business operations when the Herbst brothers entered into contribution agreements pursuant to which they contributed all of the outstanding stock of E-T-T, Inc. and Market Gaming, Inc., as well as all of the membership interests in E-T-T Enterprises L.L.C. and 80% of the membership interests in Flamingo Paradise Gaming, LLC to Herbst Gaming. In addition, E-T-T, Inc., which owned a 20% membership interest in Flamingo Paradise Gaming, LLC, entered into an assignment of membership interest pursuant to which E-T-T, Inc. assigned its 20% membership interest in Flamingo Paradise Gaming, LLC to Herbst Gaming. As a result of the contributions, Herbst Gaming, Inc. became a holding company of subsidiaries that conduct slot route or casino operations.

        Our principal executive offices are located at 3440 West Russell Road, Las Vegas, Nevada 89118 and our telephone number is (702) 889-7695.

        Herbst Gaming has elected to be taxed as a Subchapter S corporation.

Recent Developments

        On August 24, 2001, we completed the sale of $170.0 million in aggregate principal amount of Series A 10 3/4% senior secured notes due September 1, 2008. The net proceeds of the Series A notes were used to refinance substantially all of our debt and for working capital. Pursuant to the registration rights agreement that we entered into in connection with the offering of the Series A 10 3/4% senior secured notes, we agreed to complete an exchange offer whereby the holders of the Series A 10 3/4% senior secured notes could exchange their Series A notes for substantially identical notes that were registered under the Securities Act of 1933. Accordingly, we filed an exchange offer registration statement on Form S-4, which became effective on December 21, 2001. The exchange offer was completed on January 22, 2002.

Narrative Description of Business

        Our business focuses on attracting and fostering repeat business from local gaming patrons in both our route and casino operations. Local patrons are typically sophisticated gaming customers who seek convenient locations, high payouts and a pleasant atmosphere.

Route Operations

        Our route operations involve the exclusive installation and operation of slot machines in chain store and street account locations. We define chain stores as grocery stores, drug stores, merchandise stores and convenience stores, with more than five locations. Our chain store contracts are primarily with large, national retailers, such as Albertsons, Vons, Safeway, SavOn, Kmart and Rite Aid, as well as Terrible Herbst. Street accounts include local bars, restaurants and non-chain convenience stores.

        We generally enter into two types of route contracts—one is a space lease arrangement and the other is a revenue-sharing arrangement. Under space lease arrangements, which we principally enter into with chain stores, we pay a fixed monthly fee for each location in which we place slot machines. Under revenue-sharing arrangements, which we typically enter into with street accounts, we pay the location owner a percentage of the revenues generated by our slot machines located at that particular street account. In order to enter into a revenue-sharing arrangement, the location owner must hold a gaming license. Both space lease and revenue-sharing arrangements typically involve long-term contracts that provide us with the exclusive right to install our slot machines at particular locations. In the case of chain stores, our contracts give us the exclusive right to install slot machines at stores opened in the future.

        In November 2000, we significantly increased the size of our route operations through the acquisition of Jackpot Enterprises, Inc.'s route operations. This acquisition increased the number of slot machines in our route operations from approximately 2,200 to 5,400.

        We believe our route patrons choose to play slot machines near their homes. We attract these players by installing state-of-the-art slot machines with popular games, by offering a high level of customer service and providing an attractive, comfortable atmosphere at the route locations.

Casino Operations

        We operate four casinos. Our strategy with respect to our casino operations is to offer high quality gaming, hotel and dining experiences at affordable prices. Our primary target market consists of value oriented local middle-market gaming patrons who gamble frequently. We believe that we attract our targeted customers and that they return to our casinos because of our convenient locations, quality food, ample parking, friendly employees and high slot machine payout rates.

        Terrible's Hotel & Casino.    We designed, developed and constructed the Terrible's Hotel & Casino, which opened on December 6, 2000. Terrible's Hotel & Casino is located on the corner of Flamingo and Paradise Roads. Terrible's Hotel & Casino is located approximately one mile east of the Las Vegas Strip and one mile north of the McCarran International Airport. The casino at Terrible's Las Vegas features 750 slot and video poker machines, 8 table games, a race and sports book and a 185-seat bingo hall. Terrible's offers a buffet, a deli, 24-hour café, and fast food choices, including McDonald's and Krispy Kreme donuts. The hotel has 373 rooms.

        Our business strategy includes focusing on slot play. Accordingly, we have installed IGT's EZ Pay ticket system, a "ticket-in/ticket-out" system that replaces traditional coin payout by allowing slot patrons to receive printed tickets instead of coins from the machine. This system permits tickets generated at one machine to be inserted, like currency, into the bill acceptor of any other slot machine on the system.

        Terrible's Town Casino.    Terrible's Town Casino is located in Pahrump, Nevada, approximately 55 miles from Las Vegas. Terrible's Town Casino has a western theme and caters to locals and retirees. Terrible's Town Casino offers 325 slot machines, 6 table games, a 145-seat bingo facility, a race and sports book, and a coffee shop.

        Terrible's Lakeside Casino & RV Park.    Terrible's Lakeside is also a casino located in Pahrump with a western theme that targets locals and retirees. Terrible's Lakeside features 238 slot machines, a 232-seat bingo facility, a sports book window that is open seasonally, and a coffee shop. Adjacent to the casino is an RV park that contains 159 spaces near the seven-acre lake.

        Terrible Town Casino & Bowl.    Terrible's Town Casino & bowl is a 16-lane bowling alley with approximately 100 slot machines. There is also a bar and snack bar on the premises.

Financial Information

        The primary source of our revenue and income is from our route and casino operations, although we view the restaurants, bars and services to be important adjuncts to our casino operations. The following table sets forth the contribution to total net revenues on a dollar and percentage basis of our major activities for the years ended December 31, 2001, 2000 and 1999.

	Years Ended December 31,
	2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenues:
Route operations(1)	$170,893	73.3%	$86,109	77.3%	$67,870	77.1%
Casino operations(1)	67,831	29.1	25,315	22.7	19,664	22.3
Other	2,837	1.2	2,376	2.1	1,990	2.3

Total revenues(2)	241,561	103.6	113,801	102.1	89,524	101.7
Less promotional allowances(1)	(8,410)	3.6	2,400	2.1	(1,482)	1.7

Total net revenues	$233,151	100.0%	$111,400	100.0%	$88,042	100.0%

(1)
Calendar year 2001 reflects the first full year of operations of (i) the slot route operations purchased from Jackpot Enterprises, Inc. in November 2000 and (ii) the opening of Terrible's Hotel & Casino in December 2000. As a result, the results of operations for calendar year 2001 may not be comparable to the results of operations incurred in earlier years. Route and casino revenues are the net difference between the sums paid as winnings and the sums received as losses. Promotional allowances consist primarily of food and beverages furnished gratuitously to customers. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances. See Note 1 of Notes to Consolidated Financial Statements in Item 8 (Financial Statements and Supplementary Data).

(2)
Does not include interest income.

        See "Item 8. Financial Statements and Supplementary Data" for additional financial information about us.

Marketing

        We target our marketing to locals because we believe that a vast majority of our gaming patrons are local residents. Our marketing efforts seek to capitalize on the strong recognition and high level of quality and value associated with the Terrible Herbst trade name and its cowboy logo, which is used in over 65 gasoline stations and convenience stores throughout California, Arizona and Nevada. For this reason, we have licensed the Terrible Herbst trade name from Terrible Herbst, Inc., a related party, for a period of ten years.

        We have implemented a unique players club that rewards customers with points for playing at our route and casino locations as well as for purchases made at Terrible Herbst gas stations and convenience stores in the Las Vegas area. Points may be redeemed for free or discounted rooms, food or other goods or services provided at any such location.

Competition

        Our slot route operations are subject to substantial direct competition for our revenue-sharing and fixed space lease locations from two large route operators and numerous small operators, located principally in Las Vegas, Nevada. The principal method of competition for slot route operators includes the economic terms of the revenue-sharing or space lease arrangement, the services provided and the reputation of the route operator. Price competition for revenue-sharing or space lease arrangements is intense and we believe that price competition among slot route operators will continue. We are one of the largest route operators with approximately 5,400 slot machines situated in locations outside of our casinos.

        With respect to our casino operations in Las Vegas, Terrible's Hotel & Casino competes for local gaming customers with other locals-oriented casino-hotels in Las Vegas. We do not believe that we are in direct competition with many of the resort-casino properties on the Las Vegas Strip, which focus primarily on attracting tourist players. Rather, we believe that our competitors in our casino operations are the other local casinos located near us. We compete with these properties on the basis of the desirability of location, payout rates, personalized approach, casino promotions, comfort and value of restaurants and hotel rooms and the variety and value of entertainment. The construction of new casinos or the expansion of existing casinos near our casinos could have a negative impact on our casino operations. Although we are not a tourist destination, we receive a certain amount of tourist traffic through our casino due to our location near the airport and the Strip.

        Our casino operations in Pahrump and Henderson, Nevada face competition from other casinos located in the vicinity of these properties.

Seasonality

        We do not believe that our business as a whole is seasonal to any significant degree.

Environmental Laws

        Compliance with federal, state and local laws enacted for the protection of the environment to date had no material effect upon our capital expenditures, earnings or competitive position and we do not anticipate any material adverse effects in the future based on the nature of our operations.

Employees

        As of December 31, 2001 we employed approximately 2,100 employees. None of our employees is covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

Regulation and Licensing

        The ownership and operation of casino gaming facilities and slot routes in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder, or the Nevada Act, and various local regulations.

        Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board, the Clark County Liquor and Gaming Licensing Board, and the Cities of Las Vegas, Reno, Henderson and other local regulatory authorities, or the Nevada Gaming Authorities.

        The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things:

  •
  the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

  •
  the establishment and maintenance of responsible accounting practices and procedures;

  •
  the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

  •
  the prevention of cheating and fraudulent practices; and

  •
  providing a source of state and local revenues through taxation and licensing fees.

Changes in these laws, regulations and procedures could have an adverse effect on our gaming operations.

        Corporations and other entities that operate casinos or slot routes in Nevada are required to be licensed by the Nevada Gaming Authorities. A gaming license for such activities requires the periodic payment of fees and taxes and is not transferable. Herbst Gaming is registered by the Nevada Gaming Commission as a publicly traded corporation (a "registered corporation"). As a registered corporation, we are required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and furnish any other information that the Nevada Gaming Commission may require. Herbst Gaming has been found suitable by the Nevada Gaming Commission to own the stock of E-T-T, Inc., which is licensed by the Nevada Gaming Commission as a casino and slot route operator, Market Gaming, Inc., which is also licensed as a slot route operator, and Flamingo Paradise Gaming, LLC, which is licensed as a casino operator. E-T-T, Inc., is also registered by the Nevada Gaming Commission as an intermediary holding company (the "Intermediary Company") and has been found suitable to own the stock of Corral Country Coin, Inc., Cardivan Company, and Corral Coin, Inc., all of which are licensed by the Nevada Gaming Authorities as slot route operators (all of the foregoing, including Market Gaming, Inc., and Flamingo Paradise Gaming, LLC, are referred to as the "Gaming Subsidiaries"). No person may become a stockholder of, or receive any percentage of the profits from, the Intermediary Company or any of the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Herbst Gaming, the Intermediary Company, and all of the Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

        The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Herbst Gaming, the Intermediary Company or the Gaming Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Herbst Gaming, the Intermediary Company, and the Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and are required to be licensed by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

        If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the Nevada Gaming Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

        Herbst Gaming, the Intermediary Company, and the Gaming Subsidiaries are required to submit detailed financial and operating reports to the Nevada Gaming Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Herbst Gaming, the Intermediary Company and the Gaming Subsidiaries must be reported to the Nevada Gaming Commission.

        If it were determined that Herbst Gaming, the Intermediary Company or the Gaming Subsidiaries violated the Nevada gaming laws, our gaming licenses and registrations with the Nevada Gaming Commission could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Herbst Gaming, the Intermediary Company, the Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada laws at the discretion of the Nevada Gaming Commission. Further, the Nevada Gaming Commission could appoint a supervisor to operate our gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of our gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our operations.

        Any beneficial holder of Herbst Gaming's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of Herbst Gaming's voting securities determined if the Nevada Gaming Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting such investigation.

        Although we do not intend to register or sell any equity securities, Nevada law requires any person who acquires more than 5% of a registered corporation's voting securities to report the acquisition to the Nevada Gaming Commission. Nevada law requires that beneficial owners of more than 10% of a registered corporation's voting securities apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring the filing for a finding of suitability. Under certain circumstances, an "institutional investor," as defined in the regulations of the Nevada Gaming Commission, which acquires more than 10%, but not more than 15%, of our voting securities may apply to the Nevada Gaming Commission for a waiver of such finding of suitability if that institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

  •
  voting on all matters voted on by stockholders;

  •
  making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

  •
  other activities as the Nevada Gaming Commission may determine to be consistent with such investment intent.

If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

        Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or the Chairman of the Nevada State Gaming Control Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. Herbst Gaming, the Intermediary Company or the Gaming Subsidiaries may become subject to disciplinary action if, after receipt of notice that a person is unsuitable to be a stockholder or to have any other relationship with Herbst Gaming, the Intermediary Company or the Gaming Subsidiaries, Herbst Gaming:

  •
  pays that person any dividend or interest upon voting securities;

  •
  allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

  •
  pays remuneration in any form to that person for services rendered or otherwise; or

  •
  fails to pursue all lawful efforts to require the unsuitable person to relinquish his voting securities for cash at fair market value.

Additionally, the Clark County Liquor and Gaming Licensing Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

        We may be required to disclose to the Nevada State Gaming Control Board and the Nevada Gaming Commission the identities of all holders of our issued and outstanding 10 3/4% senior secured notes. The Nevada Gaming Commission may, in its discretion, require the holder of any debt security of a registered corporation to file applications, be investigated and be found suitable to own the debt security of a registered corporation. If the Nevada Gaming Commission determines that a person is unsuitable to own a debt security, then pursuant to Nevada law, the registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Gaming Commission, it:

  •
  pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

  •
  recognizes any voting right by the unsuitable person in connection with debt securities;

  •
  pays the unsuitable person remuneration in any form; or

  •
  makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

        Herbst Gaming is required to maintain a current ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial holder to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Gaming Commission has the power to require our securities to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Gaming Commission has not imposed such a requirement on Herbst Gaming.

        Herbst Gaming may not make a public offering of securities without the prior approval of the Nevada Gaming Commission if the securities or proceeds from the securities are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for the purposes of constructing, acquiring or financing gaming facilities. Furthermore, any approval, if granted, does not constitute a finding, recommendation or approval by the Nevada Gaming Commission or the Nevada State Gaming Control Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

        Changes in the control of Herbst Gaming through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby that person obtains control (including foreclosure on the pledged shares), may not occur without the prior approval of the Nevada Gaming Commission. Entities seeking to acquire control or ownership of a registered corporation must satisfy the Nevada State Gaming Control Board and Nevada Gaming Commission in a variety of stringent standards prior to assuming control of such registered corporation. The Nevada Gaming Commission may also require the stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

        License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

  •
  a percentage of the gross revenues received;

  •
  the number of gaming devices operated; or

  •
  the number of table games operated.

        Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons, or Licensees, and who is or who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada State Gaming Control Board of the Licensees' participation in foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada gaming laws. Licensees are also subject to disciplinary action by the Nevada Gaming Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to a foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

Item 2. Properties

        We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry on our business. We also believe that our gaming properties are operated at satisfactory levels of utilization and each property is monitored to make sure that the needs of our business and customers are met. All of our properties are subject to a deed of trust securing the $170,000,000 10 3/4% senior secured notes.

        Our principal properties consist of the following:

        Company Headquarters and Warehouse.    We lease the four-acre site in Las Vegas and own the 50,000 square foot building where our executive offices and operational headquarters are located. This facility houses our executive and administrative offices and is used for sub-assembly and warehouse space for our slot route operations. The lease between the Herbst Family Limited Partnership II, a Nevada limited partnership, and us ends on June 30, 2016, with options to renew the lease for five additional successive terms of ten years each.

        Terrible's Hotel & Casino.    We own the 10-acre site in Las Vegas on which Terrible's Hotel & Casino is located, consisting of a 45,000 square foot casino with 373 guest rooms.

        Terrible's Town Casino.    Terrible's Town Casino in Pahrump, Nevada, which is approximately 60 miles from Las Vegas, comprises an approximate 30,000 square foot building on approximately three acres. We lease the land from the Herbst Family Limited Partnership I, a Nevada limited partnership. The lease expires on June 30, 2006. We also have an option to further extend the lease for four additional successive terms of five years each.

        Terrible's Lakeside Casino & RV Park.    We own the land in Pahrump, Nevada on which Terrible's Lakeside Casino & RV Park, an approximate 8,000 square foot casino on 30 acres, is located.

        Terrible's Town Casino & Bowl.    We lease the land and building on which our Terrible's Town Casino & Bowl is located in Henderson, Nevada. The lease ends on February 9, 2014, with options to renew the lease for five additional successive terms of ten years each. We own a 0.8-acre lot adjacent to Terrible's Town Casino & Bowl that we are holding for possible future development.

Item 3. Legal Proceedings

        From time to time, we are a party to various claims arising in the normal course of business. Management believes that these matters are expected to be resolved with no material impact on our financial position, liquidity, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  (a)
  Price Range of Common Stock

        No class of our capital stock has been registered under the Securities Act of 1933 or under Section 12 of the Securities Exchange Act of 1934. All 300 shares of our outstanding capital stock are owned by the Herbst brothers.

  (b)
  The Herbst brothers own all of the outstanding shares of our capital stock.

  (c)
  Dividend Policy

        To date, we have not made any distributions on our common stock, other than distributions permitted by the indenture governing our 10 3/4% senior secured notes. The indenture governing our 10 3/4% senior secured notes restricts our ability to declare or make distributions on our capital shares. Subject to contractual restrictions contained in the indenture, any future determinations as to the payment of dividends will be at the discretion of our board of directors, and will depend on our financial condition, results of operations, capital requirements, and such other factors as the board of directors deems relevant. See "Item 7. Management's Discussion and Analysis of Financial Condition

and Results of Operations—Liquidity and Capital Resources" and "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements."

Item 6. Selected Historical Consolidated Condensed Financial Data

        We derived the following selected historical consolidated condensed financial data as of and for each of the four years ended December 31, 2001, from our audited consolidated financial statements. We derived the data as of and for the year ended December 31, 1997 from our consolidated financial statements, which, other than with respect to E-T-T Enterprises L.L.C., have been audited. E-T-T Enterprises L.L.C. did not represent a material portion of our consolidated operations for that year. In November 2000, we purchased Jackpot's route operations, and in December 2000, we opened Terrible's Hotel & Casino. Therefore, the year ended December 31, 2001 is the only period presented that reflects all of our current operations and may not be comparable to prior years. The following information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and related notes included in this annual report.

        We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986. Under those provisions, the owners of our company pay income taxes on our taxable income. Accordingly, a provision for income taxes is not included in our financial data.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except ratios)
Income statement data:
Revenues
Route operations	$58,754	$63,530	$67,870	$86,109	$170,893
Casino operations	15,256	17,063	19,664	25,315	67,831
Other	1,177	1,802	1,990	2,376	2,837

Total revenues	75,187	82,395	89,524	113,800	241,561
Promotional allowances-route	(72)	(31)	(68)	(218)	(143)
Promotional allowances-casino	(1,421)	(1,289)	(1,414)	(2,182)	(8,267)

Net revenues	73,694	81,075	88,042	111,400	233,151

Costs of revenues
Route operations	48,560	54,058	58,995	74,321	141,535
Casino operations	8,121	8,958	13,331	17,322	46,686
General and administrative	3,437	3,618	3,808	4,782	10,168
Depreciation and amortization	4,837	5,261	5,621	5,318	14,198
Pre-opening expenses	—	—	—	2,361	—

Total costs and expenses	64,955	71,895	81,755	104,104	212,587

Income from operations	8,739	9,180	6,287	7,296	20,564

Interest income	34	93	64	82	407
Interest expense	(1,938)	(2,026)	(2,216)	(4,643)	(19,952)
Gain on sale of assets	239	179	705	603	41
Net income before extraordinary item	7,074	7,426	4,840	3,338	1,060
Extraordinary loss on early retirement of debt(3)	—	—	—	—	(13,024)

Net Income (loss)	$7,074	$7,426	$4,840	$3,338	$(11,964)

	As of December 31,
	1997	1998	1999	2000	2001
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$8,570	$8,564	$11,632	$29,573	$44,750
Total assets	30,752	41,415	79,458	171,132	180,183
Total debt(1)	20,299	24,022	59,463	133,138	167,319
Stockholders' equity (deficiency)	5,596	8,702	8,454	6,972	(6,468)
	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except ratios)
Other data:
Ratio of earnings to fixed charges(2)	4.7x	4.7x	1.8x	1.0x	1.1x
Net cash provided by operating activities	$13,116	$12,495	$12,374	$14,881	$14,945
Net cash used in investing activities	(7,957)	(7,235)	(19,674)	(44,939)	(2,778)
Net cash provided by (used in) financing activities	(3,166)	(5,529)	10,368	47,999	3,010
Capital expenditures	4,747	6,766	20,920	10,036	3,226
Route EBITDA(4)	$10,122	$9,441	$8,807	$11,570	$29,215
Casino EBITDA(4)	5,714	6,816	4,919	5,811	12,878
Other EBITDA(4)	1,177	1,802	1,990	2,376	2,837
Corporate EBITDA(4)	(3,164)	(3,346)	(3,039)	(4,097)	(9,720)
Consolidated EBITDA(4)	$13,849	$14,713	$12,677	$15,660	$35,210

(1)
Total debt consists of the current and long-term portions of notes payable to related parties and long-term debt for all periods presented.

(2)
For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before fixed charges and extraordinary items (other than capitalized interest). Fixed charges consist of interest expensed and capitalized.

(3)
Extraordinary loss of $13.0 million was associated with the early retirement of debt made in conjunction with the offering of our $170.0 million 10 3/4% senior secured notes in August of 2001.

(4)
Consolidated EBITDA consists of income from operations plus depreciation and amortization, interest income, gain on sales of assets and pre-opening expenses. Interest income was $34, $93, $64, $82, and $407 for the years ended December 31, 1997, 1998, 1999, 2000, and 2001, respectively. Gain on sales of assets was $239, $179, $705, $603, and $41 for the years ended December 31, 1997, 1998, 1999, 2000, and 2001, respectively. For the year ended December 31, 2000, we recognized $2,361 of pre-opening expenses. Segment EBITDA for route, casino and other are calculated before allocation of overhead. Other EBITDA represents other revenue and corporate EBITDA represents general and administrative expenses plus interest income and other income. EBITDA is presented because we believe it is frequently used by securities analysts, investors and others in the evaluation of companies in our industry. However, other companies in our industry may calculate EBITDA differently. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or as an alternative to net income or as an indicator of operating performance or any other measure of performance derived in accordance with generally accepted accounting principles.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the section "Selected Historical Consolidated Condensed Financial Data" and the consolidated financial statements and related notes included elsewhere in this annual report.

Overview

        We are a gaming company that currently owns and operates approximately 6,800 slot machines throughout the State of Nevada. Our route operations involve the exclusive installation and operation of approximately 5,400 slot machines in strategic, high traffic, non-casino locations, such as grocery stores drug stores, convenience stores, bars and restaurants. We also own and operate Terrible's Hotel & Casino in Las Vegas, as well as three other small casinos.

        We generally enter into two types of route contracts. With chain store customers, such as Albertsons, Vons, Safeway, SavOn, Kmart, Terrible Herbst and Rite Aid, we pay a fixed monthly fee for each location in which we place slot machines. With our street accounts, such as bars, restaurants and non-chain convenience stores, we share in the revenues on a percentage basis with the location owner.

        On November 20, 2000, we completed the acquisition of the stock of three subsidiaries of Jackpot. This acquisition has dramatically impacted all of our operations since November 2000. In addition, in December 2000, we opened Terrible's Hotel & Casino. Therefore, the year ended December 31, 2001 is the only period presented that reflects all of our current operations and may not be comparable to the year ended December 31, 2000.

        We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986. Under those provisions, the owners of our company pay income taxes on our taxable income. Accordingly, a provision for income taxes is not included in our financial data.

Year 2001 Compared to Year 2000

Route Operations

        Route operations accounted for 76% and 71% of total revenues during the years ended December 31, 2000 and 2001, respectively. Total revenues from route operations were $170.9 million for the year ended December 31, 2001, an increase of $84.8 million, or 98.5%, from $86.1 million for the year ended December 31, 2000. At December 31, 2001, we were operating approximately 5,400 slot machines in the route compared to approximately 2,200 slot machines at December 31, 2000. The increase in slot machines and related revenue was primarily a result of the acquisition of Jackpot's route operations purchased in November 2000. The increase in revenues was due to the inclusion of these new slot machines as well as the replacement and refurbishment of existing slot machines during 2001.

        Route operating costs were $141.5 million, or 83%, of route revenues for the year ended December 31, 2001. This compares to $74.3 million and 86% of route revenues for the same period in 2000. The increase in route operating expenses was primarily related to the increase in route operations due to the acquisition of Jackpot's route operations.

        Route EBITDA (as defined) for the year ended December 31, 2001 was $29.2 million, an increase of $17.6 million, or 153%, from $11.6 million for the year ended December 31, 2000.

Casino Operations

        Casino operations accounted for 28% and 22% of total revenues for the years ended December 31, 2001 and 2000, respectively. Total revenues derived from casino operations were $67.8 million for the year ended December 31, 2001, an increase of $42.5 million, or 168%, from

$25.3 million for the year ended December 31, 2000. Casino operating costs were $46.7 million, or 69%, of casino revenues for the year ended December 31, 2001, compared to $17.3 million, or 68%, of casino revenues for the year ended December 31, 2000. The opening and ramp up of the new Terrible's Hotel & Casino contributed heavily to the increased revenue and operating costs in the period-to-period comparison. This revenue increase from Terrible's Las Vegas was offset by a 12% or $2.5 million decline in the Pahrump market revenues due to the opening of a new competitor in late March 2001. Casino EBITDA (as defined) was $12.9 million for the year ended December 31, 2001, an increase of $7.1 million, or 122%, from $5.8 million from the year ended December 31, 2000.

Other Revenue

        Other revenue consists of revenue items unrelated to route and casino operations. Other revenues were $2.8 million for the year ended December 31, 2001 compared to $2.4 million for the year ended December 31, 2000, an increase of 17%. The increase in other revenue primarily related to the full year of operations of Terrible's Las Vegas in the year ended December 31, 2001.

Promotional Allowances

        Promotional allowances were $8.4 million, or 3.5% of total revenues, for the year ended December 31, 2001, an increase of $6.1 million, or 244%, from $2.4 million, or 2.1% of total revenues for the year ended December 31, 2000. The increase was primarily due to the opening of Terrible's Hotel & Casino.

Other Costs

        General and administrative expenses, or G&A, were $10.2 million for the year ended December 31, 2001, an increase of $5.3 million, or 108%, from $4.8 million for the year ended December 31, 2000. The increase was due to costs associated with the acquisition of Jackpot's route operations and the opening of Terrible's Hotel & Casino. G&A expenses as a percentage of net revenue were 4% of revenue for the years ended December 31, 2000 and 2001, respectively.

        Depreciation and amortization expense was $14.2 million for the year ended December 31, 2001, an increase of $8.9 million, or 167%, from $5.3 million for the year ended December 31, 2000. The increase was due to the amortization expenses associated with the acquired slot route contracts and depreciation expenses associated with the fixed assets added in the acquisition of Jackpot's route operations and the opening of Terrible's Hotel & Casino in December of 2000.

Income from Operations

        As a result of the factors discussed above, income from operations was $20.6 million for the year ended December 31, 2001, an increase of $13.3 million from $7.3 million for the year ended December 31, 2000. As a percentage of total revenues, income from operations increased from 6.3% during 2000 to 8.5% during the same period in 2001.

Other Expenses

        Other expense was $19.5 million for the year ended December 31, 2001, increasing $15.5 million from $4.0 million in the same period in 2000. The increase in this expense is primarily due to interest expense of $20.0 million for the year ended December 31, 2001, an increase of $15.3 million from $4.6 million used for interest payments in 2000. Interest expense is related to the debt used to purchase Jackpot's route operations, the construction of Terrible's Hotel & Casino and financing for furniture, fixtures and equipment, or FF&E, at Terrible's Hotel & Casino.

Extraordinary Charge

        We incurred an extraordinary charge to earnings of $13.0 million in August of 2001. This charge was due to the costs associated with the retirement and restructuring of $143.0 million of our long-term debt. This restructuring was done in conjunction with the issuance of $170.0 million 10 3/4% senior secured notes in August of 2001.

Net Income (loss)

        As a result of the factors discussed above, including the $13.0 million in extraordinary charge for the early debt restructuring costs, net loss for the year ended December 31, 2001 was $12.0 million, a decrease of $15.3 million from net income of $3.3 million for the year ended December 31, 2000. Net income before the extraordinary charge due to early retirement of debt was $1.1 million for the year ended December 31, 2001.

Year 2000 Compared to Year 1999

Route Operations

        Route operations accounted for 76% of total revenues for each of the years ended December 31, 1999 and 2000, respectively. Total revenues from route operations were $86.1 million for the fiscal year ended 2000, an increase of $18.2 million, or 27%, from $67.9 million for the fiscal year ended December 31, 1999. At December 31, 2000, we were operating approximately 5,600 slot machines in our route operations compared to approximately 2,200 slot machines at the end of 1999. The increase in machines was due primarily to the acquisition of approximately 3,400 Jackpot machines in November 2000.

        Route operating costs were $74.3 million, or 86%, of route revenues for 2000. This compares to $59.0 million, or 87%, of route revenues at fiscal year end 1999. The $15.3 million increase in route operating expenses was related in part to the acquisition and operating costs associated with the acquisition of Jackpot's route operations for two months in 2000.

        Route EBITDA (as defined) was $11.6 million for the year ended December 31, 2000, an increase of $2.8 million, or 32%, from $8.8 million for the year ended December 31, 1999.

Casino Operations

        Casino operations revenue accounted for 22% of total revenues for both years for the years ended December 31, 1999 and 2000. Total revenues derived from casino operations were $25.3 million for fiscal year ended December 31, 2000, an increase of $5.6 million, or 28%, from $19.7 million for fiscal year 1999. Casino operating costs were $17.3 million, or 68%, of casino revenues for fiscal year 2000. This compares to $13.3 million, or 68%, of casino revenues for fiscal year 1999. In 1999 casino revenues were primarily derived from our two casinos in Pahrump. We opened our newest casino, Terrible's Hotel & Casino in Las Vegas, on December 6, 2000. During 2000, this facility contributed $3.3 million in revenues. The pre-opening costs associated with the new casino accounted for $2.4 million in expenses in December 2000. Casino EBITDA (as defined) was $5.8 million for the year ended December 31, 2000, an increase of $0.9 million, or 18%, from $4.9 million for the year ended December 31, 1999.

Other Revenue

        Other revenue consists of revenue items unrelated to route and casino operations. Other revenue was $2.4 million for the year ended December 31, 2000, which compared to $2.0 million for the same period in 1999, an increase of 20%. The increase in other revenue principally related to the opening of

Terrible's Hotel & Casino in December 2000 and the full year of operations of Terrible's Lakeside, which opened in March of 1999.

Promotional Allowances

        Promotional allowances were $2.4 million, or 2%, of total revenues for the year ended December 31, 2000, an increase of $0.9 million or 60% from $1.5 million, or 2%, of total revenues for the same period in 1999. The increase in promotional allowance is principally related to the opening of Terrible's Hotel & Casino in December 2000.

Other Costs

        G&A expenses were $4.8 million for the fiscal year ended December 31, 2000, an increase of $1.0 million, or 26%, from $3.8 million for fiscal year 1999. G&A expenses as a percentage of net revenue were 4% of revenue for both 1999 and 2000. The increase in expenses was due to the acquisition of Jackpot's route operations, the opening of Terrible's Hotel & Casino, and a full year of operations at Terrible's Lakeside, which opened in March of 1999.

        Depreciation and amortization expense was $5.3 million for the fiscal year ended 2000, a decrease of $0.3 million from $5.6 million for 1999.

Income from Operations

        As a result of the factors discussed above, income from operations was $7.3 million for fiscal year ended December 31, 2000, an increase of $1.0 million from the 1999 figure of $6.3 million. As a percentage of total revenues, income from operations decreased from 7% in 1999 to 6% in 2000. Operating expenses included $2.4 million due to pre-opening expenses associated with the opening of Terrible's Hotel & Casino in December 2000. If the operating income were adjusted for those expenses, operating income would have been $9.7 million, or 9%, of total revenues for 2000.

Other Expense

        Other expense, which consists of interest income, interest expense, and other income, was $4.0 million for the year ended December 31, 2000, increasing from $1.4 million in 1999. This increase was primarily due to the interest expense associated with the debt used to purchase Jackpot's route operations, the construction of and FF&E financing for Terrible's Hotel & Casino, and the FF&E financing for Terrible's Lakeside.

Net Income

        As a result of the factors discussed above, net income for fiscal year ended December 31, 2000 was $3.3 million, a decrease of $1.5 million, or 31%, from $4.8 million in fiscal year ended 1999.

Liquidity and Capital Resources

Cash Flows

        At December 31, 2001, we maintained $44.8 million in cash and equivalents. We expect to fund our operations, debt service and capital needs from operating cash flow and cash on hand. Based upon our anticipated future operations, we believe that cash on hand together with available cash flow will be adequate to meet our anticipated working capital requirements, capital expenditures and scheduled payments of interest on the notes for the next twelve months and at least the foreseeable future. No assurances can be given, however, that our cash flow will be sufficient for that purpose. There can be no assurance that our estimates of our cash needs are accurate or that new business developments or other unforeseeable events will not occur, resulting in the need to raise additional funds.

Operating Activities

        During the year ended December 31, 2001, operating activities provided $15.0 million in cash flows on $12.0 million in net loss. Net loss for the year ended December 31, 2001 included non-cash expenses (depreciation and amortization) of $14.2 million and an extraordinary charge to earnings associated with early retirement of debt of $13.0 million. Net income exclusive of these extraordinary charges was $1.1 million.

Investing Activities and Capital Expenditures

        For the year ended December 31, 2001, we had net cash used for investing activities of $2.8 million primarily related to the purchase and installation of new slot machines. The amount for 2001 is low due to purchases made in December 2000 of over $4.0 million of slot machines to be placed in the route locations acquired from Jackpot during 2000.

        Capital expenditures are budgeted to be $6.0 million for 2002. These funds will be primarily used for maintenance capital expenditures and for the purchase of slot machines.

Financing Activities

        Cash flows provided by financing activities were $3.0 million in 2001. On August 24, 2001, we issued $170.0 million aggregate principal amount of our 10 3/4% senior secured notes. The proceeds of these notes were used to refinance substantially all of our outstanding debt at that date and to provide working capital. The 10 3/4% senior secured notes mature on September 1, 2008. Interest payment dates under the senior secured notes are March 1 and September 1 of each year, beginning March 1, 2002. The notes are our senior obligations and rank equally in right of payment with all of our existing and future senior indebtedness and rate senior in right of payment to all of our existing and future subordinated indebtedness. The indenture governing our 10 3/4% senior secured notes places significant restrictions on our ability to incur additional indebtedness, create liens on collateral securing the notes, enter into transactions with affiliates, and make restricted payments unless certain conditions are met. To make a restricted payment, we must, among other things, have a fixed charge coverage ratio of 2.0 to 1.0 for the most recently ended four full fiscal quarters, after giving effect to such restricted payments. The indenture permits us to distribute to our stockholders an amount for the payment of taxes owed by the stockholders relating to the income recognized by the stockholders due to our status as a Subchapter S corporation.

        The indenture permits us to incur up to $10.0 million of additional indebtedness for working capital purposes without first meeting the debt incurrence test set forth in the indenture. We are currently negotiating a $10.0 million line of credit with a lending source for such purpose.

        Our ability to service our debt will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors certain of which are beyond our control.

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations and commitments as of December 31, 2001.

	Payments Due by Period
	Total	2002	2003	2004	2005 and Thereafter
	(in thousands)
Contractual Obligations:
Long-term debt	$167,319	$74	$44	$26	$167,175
Operating leases	178,893	58,173	44,563	27,572	48,585

Total Contractual Cash Obligations	$346,212	$58,247	$102,854	$27,598	$215,760

Significant Accounting Policies

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Our business and industry is highly regulated. The majority of our revenue is counted in the form of cash, chips and tokens and therefore, is not subject to any significant or complex estimation procedures. We are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates incorporated into our consolidated financial statements as discussed in Note 1 of our Notes to Consolidated Financial Statements in Item 8 (Financial Statements and Supplementary Data) include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable and the estimated cash flows in assessing the recoverability of long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently Issued and Adopted Accounting Standards

        In January 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF Issue No. 00-22, "Accounting for "Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF Issue No. 00-22 requires that the redemption of "points" for cash be recognized as a reduction of revenue. We have complied with the requirements of EITF Issue No. 00-22 on the accompanying consolidated statements of operations.

        The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of SFAS No. 133)." These statements establish accounting and reporting standards for derivative instruments for fiscal years beginning after June 15, 2000. At December 31, 2001, we did not have any derivative instruments or hedging activities. We adopted SFAS Nos. 133 and 138 on January 1, 2001, and the adoption did not have a material impact on our consolidated financial statements.

        On June 29, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" that amend APB Opinion No. 16, "Business Combinations," and supercede APB Opinion No. 17, "Intangible Assets." These statements (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibit the pooling-of-interest method and (2) change the accounting for goodwill on January 1, 2002.

The new method of accounting for goodwill applies to all existing and future unamortized goodwill balances at the time of adoption. As part of the adoption of these standards, we are required to reassess the useful lives of our existing intangible assets and perform impairment tests. We are currently in the process of performing these steps but have not determined the impact of this standard on its future goodwill and intangible asset amortization expense.

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, and amends ARB No. 51, Consolidated Financial Statements. SFAS No. 144 requires one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on our financial position or results of operations.

Statement on Forward-Looking Information

        Certain information included herein contains statements that may be considered forward-looking, such as statements relating to projections of future results of operations or financial condition, expectations for our route operations and casino properties, and expectations of the continued availability of capital resources. Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of our operations may vary materially from any forward-looking statement made by or on our behalf. Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, the following:

        The success of our route operations is dependent on our ability to renew our contracts.

        We conduct our route operations under contracts with third parties. Both contracts with chain and street accounts are renewable at the option of the owner of the respective chain store or street account. As our route contracts expire, we are required to compete for renewals. Although we have historically been able to renew our contracts, if we are unable to renew a material portion of our route contracts because our competitors offer more favorable terms or for any other reason, our operations would be adversely affected. We cannot assure you that our current chain or street contracts will be renewed.

        Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the indenture.

        We have a significant amount of indebtedness. The following chart shows certain important credit statistics and is presented as of the date specified below:

December 31, 2001
(in thousands)
Long-term debt, including current portion	$167,319
Stockholders' deficiency	(6,468)
Year Ended December 31, 2001
Ratio of earnings to fixed charges	1.1x

        Our substantial indebtedness could have important consequences. For example, it could:

  •
  make it more difficult for us to satisfy our obligations with respect to the indenture governing our 10 3/4% senior secured notes;

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  place us at a competitive disadvantage compared to our competitors that have less debt; and

  •
  limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

        In addition, we may be able to incur substantial additional indebtedness in the future. The terms of the indenture do not fully prohibit us from doing so. We may incur new debt if we have a fixed charge coverage ratio of at least 2.0x. In addition, we are currently negotiating a $10.0 million line of credit. If we incur additional debt, the risks set forth above could intensify.

        We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control.

        Our ability to make payments on and to refinance our indebtedness, and to fund our operations will depend upon our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and anticipated revenue growth, we believe our cash flow from operations, available cash and future borrowings will be adequate to meet our future liquidity needs for the next few years. However, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly. If we are unable to generate sufficient cash flow and are unable to refinance or extend outstanding borrowings, we may have to:

  •
  reduce or delay planned expansion and capital expenditures;

  •
  sell assets;

  •
  restructure debt; or

  •
  raise additional capital.

        Furthermore, we may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all.

  Our indebtedness imposes restrictive covenants on us.

        The indenture governing our 10 3/4% senior secured notes contains certain restrictive covenants that, among other things, restrict our ability to:

  •
  incur additional indebtedness;

  •
  pay dividends on or purchase our stock;

  •
  make investments;

  •
  incur liens on our assets to secure debt;

  •
  place restrictions on distributions and other payments from our subsidiaries;

  •
  merge or consolidate with another company;

  •
  transfer or sell our assets; and

  •
  enter into transactions with affiliates.

        In addition, we anticipate entering into a new credit facility to provide us with additional working capital. The credit facility may contain covenants similar to those in the indenture, as well as requirements that we maintain specified financial ratios and satisfy certain financial tests. These restrictive covenants may restrict our ability to make capital expenditures or pursue other business strategies.

        We may experience reduced operating margins and loss of market share due to intense competition from companies with longer operating histories, greater resources and more established brand names.

        The gaming industry is highly competitive. If other route operations or properties operate more successfully, if existing route operations or properties are enhanced or expanded, or if additional route operations or hotels and casinos are established in and around the locations in which we conduct business, we may lose market share. In particular, the expansion of route operations or casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a material adverse effect on our business, financial condition and results of operations.

        Each of our route operations and our casinos are subject to intense competition. The principal competitive factors in the route business are location, service, quality and convenience. The principal competitive factors for our casinos include the quality and location of a facility, the nature and quality of the amenities, customer service and marketing programs. Each of our casinos competes with other casinos focusing on the locals market, as well as other casinos and other forms of gaming and entertainment in their respective locales. A competing casino opened in March 2001 in Pahrump. The impact of this new casino has been minimal to date, but it could adversely affect the operations of our Pahrump casinos in the future.

        Our competitors vary in size, scope and breadth. Some of our competitors have greater name recognition and greater financial, selling and marketing, technical and other resources than we do. We must continually attract customers to our route locations and casinos which requires us to maintain a high level of investment on our part in marketing and customer service. There can be no assurance that we will be able to compete effectively with our existing competitors or with new competitors.

  We face extensive regulation from gaming and other government authorities.

        Licensing Requirements.    As owners and operators of gaming facilities, we are subject to extensive Nevada state and local regulation. Nevada state and local government authorities require us and our subsidiaries to obtain gaming licenses and require our officers and key employees to demonstrate suitability to hold gaming licenses. The Nevada state and local government authorities may limit, condition, suspend or revoke a license for any cause deemed reasonable by the respective licensing agency. They may also levy substantial fines against us or our subsidiaries or the individuals involved in violating any gaming laws or regulations. Furthermore, the Nevada Gaming Commission could request that a state court appoint a supervisor to operate any non-restricted gaming establishment operated by us if the licenses held by us are revoked, suspended or otherwise lapse. In such extraordinary circumstances, earnings generated by gaming operations during a supervisor's appointment (except for reasonable rental value) could be forfeited to the State of Nevada. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

        Any future public offering of debt or equity securities by Herbst Gaming will require review of and prior approval by the Nevada Gaming Commission.

        Potential Changes in Regulatory Environment.    From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations in the jurisdictions in which we operate. Any such change to the regulatory environment or the adoption of new federal, state or local government legislation could have a material adverse effect on our business.

        Taxation.    We pay substantial taxes and fees in connection with our operations as a gaming company. In addition, from time to time, federal, Nevada state and local legislators and other government officials have proposed changes in tax laws, or in the administration of those laws affecting the gaming industry. It is not possible to determine the likelihood of changes in tax laws or in the administration of those laws. Changes to applicable tax laws, if adopted, could have a material adverse effect on our business, financial condition and results of operations.

        Smoking.    If smoking were banned at grocery stores and convenience stores, our business could be materially adversely affected.

        Compliance with Other Laws.    We are subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages. Any changes to these laws could have a material adverse effect on our business, financial condition and results of operations.

        We are unable to predict the future impact that terrorist attacks may have on our business and operations.

        The terrorist attacks that occurred on September 11, 2001 have had little impact directly on our route operations. The September 11 attacks have had a modest effect on our casino operations, as our casino operations are impacted by a loss of room revenue as a result of less tourists traveling to southern Nevada. Overall, our operations to date have not been significantly affected by the terrorist attacks and terrorism in general. We cannot guarantee, however, that our business will remain unaffected by terrorism in the future. The impact and future effects of terrorism are currently uncertain and we are unable to predict the future impact that terrorist attacks may have on our business and operations, the local markets in which we operate, and the economy in general.

  We depend upon our key employees and certain members of our management.

        Our success is substantially dependent upon the efforts and skills of Edward J. Herbst, our chairman of the board, chief executive officer and president, and Mary E. Higgins, our chief financial officer. We have entered into employment agreements with Mr. Herbst and Ms. Higgins. However, if we were to lose the services rendered by either of them, our operations could be adversely affected. In addition, we compete with other potential employers for employees, and we may not succeed in hiring and retaining the executives and other employees that we need. An inability to hire quality employees could have a material adverse effect on our business, financial condition and results of operations.

        Our executive officers and members of our board of directors own 100% of Herbst Gaming and could have interests that conflict with yours.

        Edward, Timothy and Troy Herbst own all of the outstanding stock of Herbst Gaming. This concentration of ownership gives them the power to control the outcome of all matters requiring stockholder approval, including the election of all directors, and will give them the power to hinder or delay a change of control of Herbst Gaming. In addition, Edward, Timothy and Troy Herbst are all officers and directors of Terrible Herbst, Inc., a company owned by parties related to us. We currently engage in transactions with Terrible Herbst, Inc. and plan to continue to do so in the future. These related-party transactions could lead to potential conflicts of interest.

        We rely on purchasing most of our machines and equipment from International Game Technology.

        Substantially all of our slot machines are manufactured by International Game Technology, or IGT. As such, part of our success depends on whether consumers play the machines developed and manufactured by IGT, and whether we are able to acquire IGT machines and equipment. If IGT were to experience manufacturing difficulties, if consumers developed a distaste for IGT's products or if we could not purchase IGT machines and equipment on favorable terms, our revenues and profits could be materially adversely affected, especially if we were unable to find another gaming manufacturer to service our needs.

        Our business relies heavily on certain markets and an economic downturn in these markets could have a material adverse effect on our results.

        Our business depends on customers living in Nevada, an area that has recently experienced significant population growth. We cannot be certain that this growth will continue. If it does not continue, the profitability of our route and casino operations could be adversely affected. Our casinos are particularly dependent on the economy where they are located. An economic downturn in Nevada or these local markets could have a material adverse effect on our operating results. In addition, there can be no assurance that the economy in Nevada or these local markets will continue to grow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices.

        On August 24, 2001 we issued $170.0 million in 10 3/4% senior secured notes. The proceeds of these notes were used to refinance substantially all of our existing debt and for working capital purposes. All debt is currently at a fixed rate of interest.

        The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $175,318,000 as of December 31, 2001.

        We do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure.

        We do not have any cash or cash equivalents as of December 31, 2001 that are subject to market risk based on changes in interest rates.

Item 8. Financial Statements and Supplementary Data

        Independent Auditors' Report

        Consolidated Balance Sheets at December 31, 2001 and 2000

        Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

        Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

        Notes to Consolidated Financial Statements

HERBST GAMING, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Herbst Gaming, Inc. and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Herbst Gaming, Inc. and Subsidiaries (the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Herbst Gaming, Inc. and Subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 4, 2002

Herbst Gaming, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2000	2001
Assets
Current assets
Cash and cash equivalents	$29,573	$44,750
Accounts receivable, net	775	1,396
Notes and loans receivable	383	276
Prepaid expenses	5,141	2,959
Inventory	653	773

Total current assets	36,525	50,154
Property and equipment, net	110,774	104,372
Lease acquisition costs, net	19,807	17,407
Due from related parties	473	452
Other assets, net	3,553	7,798

Total assets	$171,132	$180,183

Liabilities and stockholders' equity (deficiency)
Current liabilities
Current portion of notes payable to related parties	$9,784	$—
Current portion of long-term debt	25,469	74
Accounts payable	13,634	5,922
Construction payables	9,553	—
Accrued expenses	5,238	11,395
Due to related parties	2,330	974

Total current liabilities	66,008	18,365
Notes payable to related parties, less current portion	7,435	—
Long-term debt, less current portion	90,450	167,245
Other liabilities	267	1,041
Commitments and contingencies (Note 9)
Stockholders' equity (deficiency)

Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	731	1,631
Retained earnings (accumulated deficit)	3,873	(10,467)

Total stockholders' equity (deficiency)	6,972	(6,468)

Total liabilities and stockholders' equity	$171,132	$180,183

See notes to consolidated financial statements.

Herbst Gaming, Inc.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	1999	2000	2001
Revenues
Route operations	$67,870	$86,109	$170,893
Casino operations	19,664	25,315	67,831
Other	1,990	2,376	2,837

Total revenues	89,524	113,800	241,561
Less promotional allowances	(1,482)	(2,400)	(8,410)

Net revenues	88,042	111,400	233,151

Costs and expenses
Route operations	58,995	74,321	141,535
Casino operations	13,331	17,322	46,686
Depreciation and amortization	5,621	5,318	14,198
General and administrative	3,808	4,782	10,168
Pre-opening expenses	—	2,361	—

Total costs and expenses	81,755	104,104	212,587

Income from operations	6,287	7,296	20,564

Other income (expense)
Interest income	64	82	407
Interest expense, net of capitalized interest	(2,216)	(4,643)	(19,952)
Gain on sale of assets	705	603	41

Total other expense	(1,447)	(3,958)	(19,504)

Income before extraordinary item	$4,840	$3,338	$1,060
Extraordinary loss on early retirement of debt	—	—	(13,024)

Net income (loss)	$4,840	$3,338	$(11,964)

See notes to consolidated financial statements.

Herbst Gaming, Inc.

Consolidated Statements of Stockholders' Equity (Deficiency)

(in thousands)

Balance	Common Stock	Additional Paid- In Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, January 1, 1999	$2,368	$—	$6,057	$8,425
Net income	—	—	4,840	4,840
Dividends	—	—	(4,811)	(4,811)

Balance, December 31, 1999	2,368	—	6,086	8,454
Net income	—	—	3,338	3,338
Dividends	—	—	(5,551)	(5,551)
Contributed capital	—	731	—	731

Balance, December 31, 2000	2,368	731	3,873	6,972
Net loss	—	—	(11,964)	(11,964)
Dividends	—	—	(2,376)	(2,376)
Contributed capital	—	900	—	900

Balance, December 31, 2001	$2,368	$1,631	$(10,467)	$(6,468)

See notes to consolidated financial statements.

Herbst Gaming, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	1999	2000	2001
Cash flows from operating activities
Net income (loss)	$4,840	$3,338	$(11,964)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	5,621	5,318	14,198
Debt discount amortization	—	288	1,633
Gain on sale of property and equipment	(705)	(401)	(41)
Other	—	(202)	(202)
Extraordinary loss on early retirement of debt	—	—	13,024
Decrease (increase) in
Accounts receivable	(107)	60	(621)
Prepaid expenses	49	(140)	2,182
Inventory	(110)	(265)	(120)
Other current assets	—	(80)	—
Due from related parties	—	(106)	21
Increase (decrease) in
Accounts payable	791	6,248	(8,597)
Accrued expenses	1,313	1,299	6,157
Due to related parties	682	(476)	(1,499)
Other liabilities	—	—	774

Net cash provided by operating activities	12,374	14,881	14,945

Cash flows from investing activities
Net cash paid for acquisition of Jackpot's Slot Route	—	(35,211)	—
Additions to notes receivable	(330)	(255)	(325)
Collection on notes receivable	506	—	432
Proceeds from sale of property and equipment	1,487	555	951
Purchases of property and equipment	(20,920)	(10,036)	(3,226)
Lease acquisition costs	(426)	(114)	(610)
(Increase) decrease in other assets	9	122	—

Net cash used in investing activities	(19,674)	(44,939)	(2,778)

Cash flows from financing activities
Increase in notes payable to related parties	2,499	7,994	3,553
Decrease in notes payable to related parties	—	—	(20,947)
Proceeds from long-term debt	17,863	53,088	167,025
Reduction of long-term debt	(5,183)	(5,116)	(127,531)
Loan origination fees	—	(3,147)	(7,838)
Prepayment penalty on retired debt	—	—	(9,776)
Additional paid-in capital	—	731	900
Dividends	(4,811)	(5,551)	(2,376)

Net cash provided by financing activities	10,368	47,999	3,010

Net increase in cash and cash equivalents	3,068	17,941	15,177
Cash and cash equivalents
Beginning of year	8,564	11,632	29,573

End of year	$11,632	$29,573	$44,750

Supplemental cash flow information
Cash paid during the year for interest	$3,630	$6,781	$12,983
Supplemental schedule of non-cash Investing and financing activities
Purchase of property and equipment financed through accounts payable	—	13,293	—
Purchase of assets through direct financing	20,200	15,119	2,445
Real estate development costs financed through additional debt	—	2,000	—
Conversion of payables to stockholders into notes payable to owners	199	—	—
Advance to Flamingo Paradise Gaming, LLC applied as payments on notes payable to stockholders	1,776	—	—
Receivable from owner applied as payment on notes payable to stockholders	220	—	—
Acquisition of Jackpot's Slot Route
Fair value of assets and liabilities acquired
Current assets, other than cash	—	$4,287	$—
Property and equipment	—	13,651	—
Lease acquisition costs	—	17,566	—
Other long-term assets	—	1,057	—
Accounts payable	—	(146)	—
Other liabilities	—	(1,204)	—

Cash paid, net of cash acquired	—	$35,211	$—

See notes to consolidated financial statements.

Herbst Gaming, Inc.

Notes to Consolidated Financial Statements

1.    Description of Business and Summary of Significant Accounting Policies

        Description of Business and Principles of Consolidation—The accompanying consolidated financial statements of Herbst Gaming, Inc. ("Herbst" or the "Company") include the accounts of Herbst and its subsidiaries; E-T-T, Inc. and Subsidiaries ("E-T-T"), Market Gaming, Inc. ("MGI"), E-T-T Enterprises L.L.C. ("E-T-T Enterprises"), and Flamingo Paradise Gaming, LLC ("FPG"). The financial statements of E-T-T are consolidated and include the following wholly-owned subsidiaries: Cardivan Company, Corral Coin, Inc., and Corral Country Coin, Inc.

        All significant intercompany balances and transactions between Herbst, E-T-T, MGI, E-T-T Enterprises, and FPG have been eliminated in the consolidated financial statements.

        Herbst Gaming, Inc. was incorporated in Nevada on January 21, 1997 as a shell corporation. Edward, Timothy and Troy Herbst, who are brothers, own all the stock of Herbst Gaming. On August 23, 2001, upon receiving approval from the Nevada Gaming Commission, Herbst Gaming commenced business operations and the Herbst brothers entered into contribution agreements pursuant to which they contributed all of the outstanding stock of E-T-T, Inc. and Market Gaming, Inc., as well as all of the membership interest in E-T-T Enterprises L.L.C. and 80% of the membership interest in Flamingo Paradise Gaming, LLC to Herbst Gaming, which became a holding company for their gaming interests. In addition, E-T-T, Inc., which owned a 20% membership interest in Flamingo Paradise Gaming, LLC, entered into an assignment of membership interest pursuant to which E-T-T, Inc. assigned its 20% membership interest in Flamingo Paradise Gaming, LLC to Herbst Gaming. This restructuring occurred in conjunction with the issuance of $170.0 million 10 3/4% senior secured notes that was used to retire the majority of the existing debt of the consolidated entities and has been accounted for as if the combination had occurred as of the earliest period presented with the amounts carried over at historical cost. Prior to August of 2001, the newly consolidated entities were combined for presentation purposes.

        E-T-T and MGI conduct business in the gaming industry and generate revenue principally from gaming machine route operations and casino operations. Gaming machine route operations involve the installation, operation, and service of gaming machines owned by the Company that are located in licensed, leased, or subleased space in retail stores (supermarkets, convenience stores, etc.), bars, and restaurants throughout the State of Nevada. The Company operates Terrible's Town Casino & Bowl (Henderson) in Henderson, Nevada, and Terrible's Town Casino and Terrible's Lakeside Casino & RV Park, both of which are located in Pahrump, Nevada, a community 60 miles west of Las Vegas.

        E-T-T Enterprises develops and leases real estate to E-T-T.

        FPG owns and operates Terrible's Hotel & Casino in Las Vegas, Nevada, which began operations in December 2000.

        The gaming industry in the State of Nevada is subject to extensive state and local government regulation. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada Gaming Control Board, and local jurisdictions.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable and the estimated cash flows in assessing the recoverability of long-lived assets. Actual results could differ from those estimates.

        Cash and Cash Equivalents—Cash and cash equivalents include highly liquid investments with an original maturity at the date of purchase of three months or less. The carrying value of these investments approximates their fair value due to their short maturities.

        Fair Value of Financial Instruments—The carrying value of the Company's cash, trade, notes and loans receivable, and trade payables approximates fair value primarily because of the short maturities of these instruments. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $175,318,000 as of December 31, 2001.

        Accounts Receivable—Receivables consist primarily of amounts due from customers as a result of normal business operations. The Company periodically performs credit evaluations of its customers. The Company reviews accounts receivable balances in order to determine an allowance for potential credit losses. At December 31, 2000 and 2001, an allowance for potential credit losses was $573,000 and $1,028,000, respectively.

        Notes and Loans Receivable—In order to secure various route locations, the Company has provided certain incentives to the location operators in the form of loans. The loans, made for build-outs, tenant improvements, and initial operating expenses, are generally secured by the personal guarantees of the operators and the locations' assets. The majority of the loans are non-interest bearing and are expected to be repaid within one year from the locations' share of net gaming win.

        On a regular basis, the Company evaluates the collectibility of the loans by individually evaluating each location's operating results and cash flows. The carrying value of loans that are determined to be uncollectible is charged to operations at that time. At December 31, 2000 and 2001, an allowance for potential credit losses was not deemed necessary.

        Inventory—Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

        Property and Equipment—Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Useful lives are as follows:

Building	40 years
Gaming equipment	5 years
Furniture, fixtures, and equipment	5-10 years
Leasehold improvements	1-20 years

        Real Estate Costs—Costs that clearly relate to the acquisition, development, and construction of real estate projects are capitalized. Interest costs are capitalized while development and construction are in progress. Interest capitalized for the years ended December 31, 1999, 2000 and 2001 was $1,662,000, $3,408,000 and $0, respectively.

        Lease Acquisition Costs—Significant incremental costs associated with the acquisition of location leases are capitalized and amortized using the straight-line method over the term of the related leases, including expected renewals, which range from 1 to 20 years. Lease acquisition costs are stated at cost less accumulated amortization of $2,928,000 and $5,454,000 at December 31, 2000 and 2001, respectively.

        Debt Issuance Costs—Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements. Debt issuance costs are included in other assets on the balance sheets.

        Long-Lived Assets—In accordance with the provisions of SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company evaluates the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If it is determined that the carrying value of long-lived assets may not be recoverable based upon the relevant facts and circumstances, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, the Company will recognize an impairment loss for the difference between the carrying value of the asset and its fair value. The Company believes that no material impairment of long-lived assets exists at December 31, 2001.

        Revenue and Promotional Allowances—In accordance with industry practice, the Company recognizes as gaming revenues the net win from route operations, which is the difference between gaming wins and losses. The Company recognizes total net win from gaming devices as revenues from gaming routes that operate under revenue-sharing arrangements. Revenue-sharing payments to route locations are recorded as costs of route operations. Revenues from casino operations are gaming wins less losses. Revenues from casino operations include the estimated retail value of food and beverage, and goods and services provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional allowances is as follows:

	Year Ended December 31,
	1999	2000	2001
	(dollars in thousands)
Room	$—	$34	$658
Food and beverage	934	1,273	3,785
Other	—	515	1,322

Total	$934	$1,822	$5,765

        Location Rent Expense—Fixed rental payments (including scheduled increases) are recorded on a straight-line basis over the agreement term, including any optional extension periods that are expected to be exercised. Contingent payments are expensed in the period incurred. Renewal agreements are considered new agreements and are accounted for as described above over the new agreement term. Revenue-sharing payments to route locations are recorded as location rent expense, which is included in route operations costs and expenses.

        Pre-opening Expenses—In accordance with Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities," the Company expenses certain costs of start-up activities as incurred. During the year ended December 31, 2000, the Company expensed $2,361,000 in pre-opening costs relating to Terrible's Hotel & Casino in Las Vegas.

        Income Taxes—Herbst, E-T-T and MGI have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the owners of each company are liable for income tax on the taxable income of the Company as it affects the owners' individual income tax returns. Therefore, a provision for income taxes has not been included in the accompanying consolidated financial statements. E-T-T Enterprises and FPG are treated as partnerships for federal income tax purposes and, therefore, do not incur income taxes. Instead, their earnings and losses are included in the personal returns of the members and are taxed depending on their personal tax situations. Accordingly, the financial statements do not reflect a provision for income taxes.

        Concentrations of Credit Risk—The Company maintains cash balances at certain financial institutions located in southern Nevada. The balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At times, cash balances may be in excess of FDIC limits.

        Recently Issued and Adopted Accounting Standards—In January 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF No. 00-22 requires that the redemption of "points" for cash be recognized as a reduction of revenue. The Company has complied with the requirements of EITF Issue No. 00-22 in the accompanying consolidated statements of operations.

        The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of SFAS No. 133)." These statements establish accounting and reporting standards for derivative instruments for fiscal years beginning after June 15, 2000. At December 31, 2001, the Company did not have any derivative instruments or hedging activities. The Company adopted SFAS Nos. 133 and 138 on January 1, 2001, and the adoption did not have a material impact on the Company's consolidated financial statements.

        On June 29, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" that amend APB Opinion No. 16, "Business Combinations," and supercede APB Opinion No. 17, "Intangible Assets." These statements (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibit the pooling-of-interest method and (2) change the accounting for goodwill on January 1, 2002. The new method of accounting for goodwill applies to all existing and future unamortized goodwill balances at the time of adoption. As part of the adoption of these standards, we are required to reassess the useful lives of our existing intangible assets and perform impairment tests. We are currently in the process of performing these steps but have not determined the impact of this standard on its future goodwill and intangible asset amortization expense.

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, and amends ARB No. 51, Consolidated Financial Statements. SFAS No. 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on our financial position or results of operations.

2.    Acquisition

        On November 20, 2000, the Company completed its acquisition of Cardivan Company, Corral Coin, Inc., and Corral Country Coin, Inc. (collectively, the "Route") from Jackpot Enterprises, Inc. ("Jackpot"). Jackpot was a leading route operator in Nevada. The acquisition, which was recorded under the purchase method of accounting, included the purchase of all of the outstanding shares of the Route for an initial purchase price of $38,000,000, plus working capital and other purchase price adjustments of $6,455,000, for a total purchase price of $44,455,000. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition with the remaining balance of $17,566,000 recorded as lease acquisition costs for the route contracts acquired. Such intangible asset is being amortized on a straight-line basis over the remaining life of the contracts.

        The table below reflects unaudited pro forma consolidated results of the Company and the Route as if the acquisition had taken place at the beginning of the year (dollars in thousands):

	Year Ended December 31,
	1999	2000
Gross Revenues	$184,483	$183,507
Net loss	(2,000)	(2,642)

        Included in the pro forma net loss are approximately $5,785 and $5,060 of interest expense and $2,342 and $2,050 of amortization expense for the years ended December 31, 1999 and 2000. In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1999.

3.    Property and Equipment

        Property and equipment consist of the following (dollars in thousands):

	December 31,
	2000	2001
Building	$54,826	$51,547
Gaming equipment	45,249	48,664
Furniture, fixtures, and equipment	12,691	15,581
Leasehold improvements	1,410	1,587
Land	15,925	15,925
Construction in progress	1,932	1,636

	132,033	134,940
Less accumulated depreciation	(21,259)	(30,568)

	$110,774	$104,372

4.    Other Assets

        Other assets consist of the following (dollars in thousands):

	December 31,
	2000	2001
Debt issuance costs, net of accumulated amortization of $249 and $383, respectively	$3,293	$7,566
Other assets	260	232

Total	$3,553	$7,798

5.    Accrued Expenses

        Accrued expenses consist of the following (dollars in thousands):

	December 31,
	2000	2001
Accrued Interest	$3,293	$7,566
Other Accrueds	260	232

Total	$3,553	$7,798

6.    Notes Payable to Related Parties

        Notes payable to related parties consist of the following (dollars in thousands):

	December 31,
	2000	2001
Various notes payable to related parties paid during 2001	17,219	—

Less current portion	9,784	—

	$7,435	$—

        Related-party debt of approximately $20.2 million was paid off in August of 2001 in connection with the issuance of $170.0 million 10 3/4% senior secured notes due in 2008. Related-party interest expense associated with notes payable to stockholders was $142,000, $663,000, and $955,412 for the years ended December 31, 1999, 2000 and 2001, respectively.

7.    Long-Term Debt

        Long-term debt consists of the following (dollars in thousands):

	December 31,
	2000	2001
Senior secured notes payable to holders of the notes, secured by assets of the Company. The notes bear interest at 10 3/4% per annum, payments are due on March 1 and September 1, commencing on March 1, 2002. The notes mature on September 1, 2008	—	167,175
Bank term credit facility paid during 2001	50,000	—
Senior subordinated notes payable to bondholders paid during 2001	30,256	—
First mortgage note payable paid during 2001	20,200	—
Second mortgage note payable paid during 2001	13,635	—
Various notes payable paid during 2001	1,693	—
Notes payable to leasing company secured by vehicles, payable in monthly installments of $4, including interest ranging from 4.9% to 5.3%, due April 2003	135	144

Total debt	115,919	167,319
Less current portion	25,469	74

Total long-term debt	$90,450	$167,245

        On August 24, 2001 the Company issued (under a private placement) $170.0 million in 10 3/4% senior secured notes due in 2008.

        The proceeds of these notes, approximately $167.0 million, were used to retire outstanding balances on substantially all credit facilities of $123.6 million, related-party debt of $20.2 million, and $12.0 million in accrued interest and other costs associated with the early termination of the retired debt. In addition, the Company used $6.8 million of the proceeds to pay fees associated with the offering of the 10 3/4% senior secured notes and the remaining $4.4 million was paid to the Company in cash. The fees associated with the issuance of the 10 3/4% senior secured notes are included in other assets at December 31, 2001 and are being amortized to interest expense over the life of the indebtedness.

        The notes mature on August 24, 2008. Interest is payable in cash at a rate of 10 3/4% per annum on March 1 and September 1, commencing March 1, 2002. The indenture under which the notes were issued contains various limitations and restrictions including (i) change-in-control provisions, (ii) limitations on indebtedness and (iii) limitations on restricted payments such as dividends. Management believes that the Company is in compliance with these covenants as of December 31, 2001.

        In October 2001, the Company filed a Form S-4 registration statement with the Securities and Exchange Commission ("SEC") for the purpose of effecting the exchange of the notes for identical notes registered for resale under the federal securities laws. This registration statement became effective on December 21, 2001 and the exchange offer was consummated on January 22, 2002.

        Long-term debt at December 31, 2001 is expected to mature as follows (dollars in thousands):

2002	$74
2003	44
2004	26
2005	—
2006	—
Thereafter	167,175

Total	$167,319

8.    Related-Party Transactions

        The Company leases the land underlying its facilities for its Terrible's Town Casino (Pahrump) operations and the E-T-T Corporate facilities from Herbst Family Limited Partnership. The leases require monthly payments of $26,916 through June 2006 with several 5-year options by the Company to extend. Rent expense of $292,992, $292,992 and $307,992 was incurred under these agreements for the years ended December 31, 1999, 2000 and 2001, respectively.

        The Company rents space for certain slot machine route operations in convenience stores owned by Terrible Herbst, Inc. ("Terrible's"), a corporation in which the Company's owners are officers and which is owned by the father of the owners. Rent expense of $3,267,000, $2,344,000, and $3,653,000 was incurred under this agreement for the years ended December 31, 1999, 2000 and 2001, respectively.

        We have entered into a trademark and license agreement with Terrible's in which Terrible's agrees to permit us to use the Terrible Herbst brand name and its cowboy logo for 25 years including renewal periods. The agreement was amended in 2001 and the annual royalty fee was increased from $600,000 to $1,200,000. Pursuant to this trademark and license agreement, we paid approximately $600,000 to Terrible's during each of the fiscal years 1999 and 2000 and $800,000 in 2001.

        Due from related parties at December 31, 2000 and 2001 consists of $473,000 and $432,000, respectively, in notes receivable from an owner. The notes bear interest at rates from 5 to 6 percent and are due in 2003. Interest income related to the notes receivable was $30,000, $26,000 and $27,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

        Obligations due to related parties at December 31, 2000 and 2001 consisted of balances due to Terrible's for expenditures made on behalf of the Company, accrued rent, and accrued management fees. The balances are non-interest bearing and payable on demand.

        We have also entered into a servicing arrangement with Terrible's pursuant to which we provide accounting and administrative services related to the collection of daily deposits from Terrible's convenience stores. We also provide personnel to Terrible's to count, maintain and safeguard large amounts of coin and currency. Terrible's reimburses our expenses in providing these services. Under this servicing arrangement, we were paid approximately $205,000, $155,000, and $214,000 for services rendered for the years ended December 31, 1999, 2000 and 2001, respectively.

        The Company leases land and office space in certain of its facilities to Terrible's under noncancelable lease agreements ranging from ten to twenty years. Rental income from these leases was $550,000, $612,000 and $623,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

        In 1999, HIGCO, Inc. ("HIGCO"), a company owned and operated by Mr. Higgins and two of his brothers, agreed to purchase from us for $200,000 a liquor license related to owning and operating a tavern located in Henderson, Nevada. The terms of the purchase between us and HIGCO require HIGCO to repay the debt at 9% interest per annum. The balance of that note at December 31, 2000 was $175,000 and $135,000 at December 31, 2001. In addition, we have entered into a slot route contract to install, operate and service slot machines at the tavern. Pursuant to the revenue-sharing contract, HIGCO paid us $0, $66,948 and $114,442 in gaming fees in 1999, 2000 and 2001, respectively.

        A member of our board of directors is a partner with Kummer Kaempfer Bonner & Renshaw. We retain Kummer Kaempfer Bonner & Renshaw as outside legal counsel, and Kummer Kaempfer Bonner & Renshaw has received fees for legal services in the last fiscal year.

        A member of our board of directors, is the President and Chief Executive Officer of Las Vegas Dissemination, Inc. Las Vegas Dissemination, Inc. provides services related to the race and sports books at Terrible's Hotel & Casino and Terrible's Town. Las Vegas Dissemination, Inc. has received fees for services in the amount of $125,449, $108,842 and $220,555 for 1999, 2000 and 2001 respectively.

        Future rental income under related-party agreements are as follows (dollars in thousands):

2002	$633
2003	642
2004	642
2005	642
2006	652
Thereafter	4,623

Total	$7,834

9.    Commitments and Contingencies

        The Company leases the facilities for its casino operations. The lease for Terrible's Town Casino (Henderson) requires monthly payments of $27,500 through January 2004. Commencing February 2004, and on each five-year anniversary thereafter, the monthly rent increases by $2,500. The initial lease term expires January 2014, with options for ten additional five-year terms with a $2,500 increase in monthly rent at the beginning of each option period.

        The Company leases the land underlying its facilities for its Terrible's Town Casino (Pahrump) from related parties (see Note 8).

        In December 1999, the Company executed agreements to lease certain computer equipment and gaming machines for $178,000 per month beginning in July 2000 through October 2004.

        In April of 2001, the Company executed agreements to lease certain gaming machines for $48,166 per month, beginning in July 2001 through October 2004.

        At December 31, 2001, the Company has noncancelable location license agreements for space leases at a group of affiliated stores that expire on various dates from 2005 through 2010, with certain options for renewal. Gaming machine operations from these stores accounted for approximately 43 percent of the Company's total revenues for the year ended December 31, 2001.

        Future minimum lease payments under noncancelable operating leases and location license agreements are as follows (dollars in thousands):

2002	$58,173
2003	44,563
2004	27,572
2005	14,390
2006	3,000
Thereafter	31,195

Total	$178,893

        Rent expense related to noncancelable leases with terms exceeding one year was $17,746,000, $21,478,000, and $56,074,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

        The Company is a party to certain claims, legal actions, and complaints arising in the ordinary course of business or asserted by way of defense or counterclaim in actions filed by the Company. Management believes that its defenses are substantial in each of these matters and that the Company's legal position can be successfully defended without material adverse effect on its consolidated financial statements.

10.  Revenue Derived From Major Locations

        Route operations revenues at a group of affiliated store chains in the years ended December 31, 1999, 2000 and at two groups of affiliated stores in 2001 each accounted for more than 10 percent of the Company's total revenues. The total of such revenues were approximately $24,887,000, $31,100,000 and $81,833,000 in the years ended December 31, 1999, 2000 and 2001, respectively. Each individual store chain included in an affiliated group of store chains has a separate lease with the Company.

11.  Business Segments

        The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" SFAS No. 131 established standards for the way public companies are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas, and major customers.

        The Company operates through two business segments—slot route operations and casino operations. The slot route operations involve the installation, operation, and service of slot machines at strategic, high traffic non-casino locations, such as grocery stores, drug stores, convenience stores, bars, and restaurants. Casino operations consist of the following four casinos: Terrible's Town Casino (Henderson) in Henderson, Nevada, and Terrible's Town Casino and Terrible's Lakeside Casino, both of which are located in Pahrump, Nevada, and Terrible's Hotel & Casino in Las Vegas, Nevada.

        Revenues and income for these segments are as follows (dollars in thousands):

	Year Ended December 31,
	1999	2000	2001
Revenues
Route operations	$67,870	$86,109	$170,893
Casino operations	19,664	25,315	67,831

Income from operations
Slot route operations	$5,055	$8,462	$20,907
Casino operations	3,319	3,919	7,329

Depreciation and amortization
Slot route operations	$3,752	$3,108	$8,308
Casino operations	1,600	1,892	5,548

Selected Quarterly Financial Information (Unaudited) (in thousands)

	Mar. 31	June 30	Sept. 30	Dec. 31	Total
Year Ended December 31, 2001
Net revenues—Route operations	$41,476	$43,253	$42,486	$43,535	$170,750
Net revenues—Casino operations	15,523	14,636	14,266	15,139	59,564
Net revenues—Other	552	657	768	860	2,837
Operating income	5,261	5,524	5,118	4,661	20,564
Net income before extraordinary item(1)	509	220	306	25	1,060
Extraordinary item(1)	—	—	(13,024)	—	(13,024)
Net income	$509	$220	$(12,718)	$25	$(11,964)
Year Ended December 31, 2000
Net revenues—Route operations	$19,787	$19,407	$19,479	$27,218	$85,891
Net revenues—Casino operations	5,380	4,917	4,890	7,946	23,133
Net revenues—Other	468	515	645	748	2,376
Operating income (loss)	3,208	2,417	2,875	(1,204)	7,296
Net income (loss)	$2,861	$2,051	$2,326	$(3,900)	$3,338

(1)
We incurred an extraordinary charge to earnings of $13.0 million in August 2001. This charge was due to the costs associated with the retirement and restructuring of $143.0 million of our long-term debt.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The following information is furnished with respect to each member of the board of directors, each of whom, unless otherwise indicated, has served as a director continuously since the year shown opposite his name. Directors are elected annually. Each director serves until his successor has been elected and qualified. Similar information is provided for our executive officers.

Directors and Executive Officers

        Our directors and executive officers are as follows:

Name	Age	Position Held Since	Position
Edward J. Herbst(1)	40	1997	Chairman of the Board, Chief Executive Officer and President
Timothy P. Herbst(1)	38	1997	Executive Vice President and Director
Troy D. Herbst(1)	35	1997	Executive Vice President, Secretary, Treasurer and Director
John N. Brewer	44	2001	Director
John D. Gaughan	35	2001	Director
Mary E. Higgins	44	2000	Chief Financial Officer

(1)
Edward, Timothy and Troy Herbst are brothers. Timothy and Troy Herbst are members of our executive committee and Troy Herbst is a member of our audit committee, but they are not involved in day-to-day operations.

        Edward J. Herbst has served as the Chief Executive Officer, President and Chairman of the Board of Directors of our company and its predecessors since their inception in 1987. Edward oversees all aspects of our business, including gaming route operations, casino operations, new business initiatives and the solicitation of new contracts. Edward also serves as a Vice President of Terrible Herbst, Inc.

        Timothy P. Herbst has served as Executive Vice President and a Director of our company and its predecessors since their inception in 1987. Timothy is a member of our Executive Committee. He also serves as a Vice President of Terrible Herbst, Inc. and sits on the Board of Directors of Nevada First Bank.

        Troy D. Herbst has served as Executive Vice President, Secretary, Treasurer and a Director of our company and its predecessors since their inception in 1987. Troy is a member of our Executive and Audit Committees. He also serves as a Vice President of Terrible Herbst, Inc.

        John N. Brewer has served as a Director of our company since December 2001. Mr. Brewer is also a member of our Audit Committee. Mr. Brewer is a partner with the law firm of Kummer Kaempfer Bonner & Renshaw in Las Vegas, Nevada, where he has practiced principally in corporate and securities law since its inception in 1994.

        John D. Gaughan has served as a Director of our company since December 2001. Since 1988, Mr. Gaughan has been the President and Chief Executive Officer of Las Vegas Dissemination, Inc., a company that provides horse and dog racing information to licensed racebooks in Nevada and selected Indian gaming locations.

        Mary E. Higgins has been the Chief Financial Officer of our company since May 2000. Prior to joining our company, from March 1997 to June 2000, Ms. Higgins was the Chief Financial Officer of Camco, Inc., a Las Vegas based specialty finance company. From August 1987 to October 1996,

Ms. Higgins was the Commercial Lending Division Manager of Southern Nevada for Wells Fargo Bank in Las Vegas. Ms. Higgins serves at the discretion of the Board of Directors.

Item 11. Executive Compensation

        The following tables set forth compensation for the fiscal year ended December 31, 2001 received by our Chief Executive Officer and other executive officers whose aggregate cash compensation exceeded $100,000:

SUMMARY COMPENSATION TABLE

Annual Compensation
All Other Compensation ($)— Owner Tax Distribution(2)
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)
Edward J. Herbst(1) Chairman of the Board, Chief Executive Officer and President	2001 2000 1999	229,962 105,261 109,261	— — —	792,080 682,076 249,175	1,021,044 1,168,258 1,375,100
Timothy P. Herbst, Executive Vice President	2001 2000 1999	118,508 105,460 109,460	— — —	792,080 666,083 241,395	910,589 1,178,254 1,337,880
Troy D. Herbst, Executive Vice President, Secretary and Treasurer	2001 2000 1999	118,508 105,338 109,338	— — —	792,080 678,080 239,175	910,589 1,180,254 1,370,100
Mary E. Higgins(1)(3) Chief Financial Officer	2001 2000	250,000 92,578	3,000 100,000	— —	— —

(1)
We have entered into employment agreements with Edward J. Herbst and Mary E. Higgins.

(2)
We are a Subchapter S corporation and taxes on our income are paid by the owners.

(3)
Ms. Higgins began her employment in May 2000, and therefore, the amounts reflected above for 2000 represent only the period from the commencement of her employment through the end of the year.

Employment Agreements

        On August 1, 2001, we entered into employment agreements with Edward J. Herbst, our Chairman, Chief Executive Officer and President, and Mary E. Higgins, our Chief Financial Officer, in which we agreed to pay them annual base compensation of $465,000 and $250,000, respectively. These agreements commence on August 1, 2001 and terminate on July 31, 2006. These agreements automatically renew for successive one-year periods unless sooner terminated or unless either party to the respective agreements notifies the other in writing at least 60 days prior to the date the respective agreement is scheduled to expire. Each employment agreement provides that if the executive's employment is terminated for Cause (as defined in the employment agreement), such executive will receive no severance of any kind. If the executive voluntarily terminates employment, the executive will receive no severance payment of any kind. In the event that we choose to terminate the executive's employment for any reason other than Cause, the executive will receive a severance payment equal to one year's salary. The employment agreements with these executives also contain a covenant to protect confidential information.

Executive Compensation and Bonus Plan

        The board of directors has adopted the Executive Compensation and Bonus Plan for our executive officers who are also stockholders. Any payments to be made under this plan must be approved by our independent directors. The plan establishes the annual compensation payable to Timothy and Troy Herbst, commencing in 2001, at $150,000 per annum. For calendar years 2001 and 2002, the maximum aggregate amount of cash bonuses that may be awarded to all of the participants under the plan is $150,000 and $450,000, respectively. Commencing with calendar year 2003 and each succeeding calendar year, the maximum aggregate amount of annual compensation and cash bonuses increases by 5%. For calendar years 2001 and 2002, no bonus will be awarded unless EBITDA (as defined) as described in the plan is greater than $36.5 million and $40.0 million, respectively. Commencing with calendar year 2003, the independent directors will establish the financial targets that we need to meet prior to our making a cash bonus to a participant.

Executive Committee Interlocks and Insider Participation

        During the fiscal year ended December 31, 2001, Edward, Timothy and Troy Herbst were members of the Executive Committee of our board of directors. Our executive compensation is determined by the Executive Committee, all members of which are officers, and the owners, of Herbst Gaming.

Compensation of Directors

        Our directors do not receive any compensation for serving on our board of directors or attending meetings thereof, except that our independent directors will receive compensation in the amount of $500 per meeting attended.

Section 16(a) Beneficial Ownership Reporting Compliance

        Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The securities entitled to vote consist of shares of our common stock, no par value, with each share entitling its owner to one vote. Common stock is the only outstanding class of voting securities authorized by our articles of incorporation. The number of outstanding shares of common stock as of March 1, 2001 was 300.

        The following table sets forth certain information regarding the beneficial ownership of our capital stock as of March 1, 2002 for (i) each stockholder who is known by us to own beneficially more than 5% of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group. The persons identified in this table have sole voting and investment power with regard to the shares beneficially owned.

Name and Address(1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Shares
Edward J. Herbst	100	33 1/3%
Timothy P. Herbst	100	33 1/3%
Troy D. Herbst	100	33 1/3%
John N. Brewer	—	—
John D. Gaughan	—	—
Mary E. Higgins	—	—
All executive officers and directors as a group (6 persons)	300	100.0%

(1)
The address of each such person is c/o Herbst Gaming, Inc., 3440 West Russell Road, Las Vegas, Nevada 89118.

Item 13. Certain Relationships and Related Transactions

        We believe that all of the transactions mentioned below are on terms at least as favorable to us as would have been obtained from an unrelated third party.

        General.    Edward Herbst, Timothy Herbst and Troy Herbst are brothers and are the officers and directors of Herbst Gaming, Inc. and its wholly-owned subsidiaries. In addition, they are officers and directors of Terrible Herbst, Inc. There is no cross ownership between Herbst Gaming, Inc. and Terrible Herbst, Inc. Terrible Herbst, Inc. is owned solely by Jerry and Maryanna Herbst, the parents of the Herbst brothers. Sean Higgins, our general counsel is also the general counsel of Terrible Herbst, Inc.

        Slot route contract with Terrible Herbst, Inc.    We have a route contract to install and operate slot machines in Terrible Herbst, Inc.'s convenience stores. Pursuant to the contract, in 1999, 2000 and 2001, we paid $3.3 million, $2.3 million and $3.6 million, respectively, to Terrible Herbst, Inc. for the exclusive placement of slot machines in their locations. Rent decreased to Terrible Herbst, Inc. in 2000 due to the sale of nine convenience and car wash locations to a third party. This contract expires in 2010 but may be extended at our option for two additional terms of five years.

        Other arrangements with Terrible Herbst, Inc.    We have also entered into a servicing arrangement with Terrible Herbst, Inc. pursuant to which we provide accounting and administrative services related to the collection of daily deposits from the Terrible Herbst, Inc. convenience stores. We also provide personnel to Terrible Herbst, Inc. to count, maintain and safeguard large amounts of coin and currency. Terrible Herbst, Inc. reimburses our expenses in providing these services. In 1999, 2000 and 2001, we were paid $205,200, $154,800 and $214,250 for services rendered under this servicing arrangement.

        We have entered into a nonexclusive trademark and license agreement with Terrible Herbst, Inc. for the use of the Terrible Herbst brand name and its cowboy logo for 25 years, including renewal periods. The annual royalty fee was previously $600,000. In September 2001, the amount we pay pursuant to this license agreement increased to $1.2 million per annum and it will increase by 5% per year on each anniversary date thereafter. Pursuant to this agreement, we paid $600,000 per year during each of 1999 and 2000 and $800,000 during 2001.

        Lease agreements.    Pursuant to a lease agreement that expires in 2067, including renewal periods, we lease the real property on which our corporate headquarters is located from The Herbst Family Limited Partnership II, or Herbst FLP II. The general partners of the Herbst FLP II are Jerry and Maryanna Herbst. In each of 1999, 2000 and 2001, we paid $172,992 under this lease.

        Pursuant to a lease agreement that expires in 2026, including renewal periods, we lease the real property on which Terrible's Town in Pahrump is located from the Herbst Family Limited Partnership. In each of 1999, 2000 and 2001, we paid $135,000 under this lease.

        We lease land and office space in certain of our facilities to Terrible Herbst, Inc. under noncancelable lease agreements ranging from 10 to 20 years. Rental income from these leases was $550,000, $612,000 and $623,000 for 1999, 2000 and 2001, respectively.

        Related-party transactions.    Edward Herbst, an owner, owes us approximately $473,000 represented by certain notes receivable at December 31, 2001. The notes bear interest at rates from five to six percent and are due in 2003. Interest income related to the notes receivable was $30,000, $26,000 and $26,900 for 1999, 2000 and 2001, respectively.

        Mr. Higgins is our General Counsel, the General Counsel of Terrible Herbst, Inc. and the brother of Mary E. Higgins, our Chief Financial Officer. Mr. Higgins received a salary for services rendered to us in 2000 and 2001 of $99,500 and $192,617, respectively.

        In 1999, HIGCO, Inc., a company owned and operated by Mr. Higgins and two of his brothers, G. Michael Higgins and Kevin J. Higgins agreed to purchase from us for $200,000 a liquor license related to owning and operating a tavern located in Henderson, Nevada. Mr. Higgins is the president and a member of the board of directors of HIGCO. The terms of the purchase between us and HIGCO require HIGCO to repay the debt at 9% interest per annum. The balance of that note at December 31, 2000 was $175,000 and $135,000 at December 31, 2001. In addition, we have entered into a slot route contract to install, operate and service slot machines at the tavern. Pursuant to the revenue-sharing contract, HIGCO paid us $0, $66,948 and $114,442 in gaming fees in 1999, 2000 and 2001, respectively. The slot route contract for the tavern expires on May 19, 2005.

        John N. Brewer.    John N. Brewer, a member of our board of directors, is a partner with Kummer Kaempfer Bonner & Renshaw. We retain Kummer Kaempfer Bonner & Renshaw as outside legal counsel, and Kummer Kaempfer Bonner & Renshaw has received fees for legal services in the last fiscal year.

        John D. Gaughan.    John D. Gaughan, a member of our board of directors, is the President and Chief Executive Officer of Las Vegas Dissemination, Inc. Las Vegas Dissemination, Inc. provides services related to the race and sports books at Terrible's Hotel & Casino and Terrible's Town, and Las Vegas Dissemination, Inc. has received fees for services in the amount of $125,449, $108,842 and $220,555 for 1999, 2000 and 2001, respectively.

        Indemnification of Directors and Officers.    Section 78.7502 of the Nevada Revised Statutes, Article VIII of our articles of incorporation and Article IX of our by-laws contain provisions for indemnification of our officers, directors, employees and agents. Our articles require us to indemnify such persons to the full extent permitted by Nevada law. Each person will be indemnified in any proceeding if he acted in good faith and in a manner that he reasonably believed to be in, or not opposed to, our best interests. Indemnification would cover expenses, including attorneys' fees, judgments, fines and amounts paid in settlement.

        Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or controlling persons of the registrants pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a	)	1.	Financial Statements
Included in Part II of this report:
Independent Auditors' Report.
Consolidated Balance Sheets at December 31, 2000 and 2001.
Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001.
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 2000 and 2001.
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001.
Notes to Consolidated Financial Statements.
		2.	Financial Statement Schedules
All required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.
(b	)	Reports on Form 8-K
We have filed no current reports on Form 8-K as no events have occurred to trigger filing of such report.
(c	)	Exhibits, including those incorporated by reference.
		3.1+	Articles of Incorporation of Herbst Gaming, Inc., filed January 21, 1997.
		3.2+	By-laws of Herbst Gaming, Inc., adopted January 21, 1997.
		4.1+	Indenture dated as of August 24, 2001 between Herbst Gaming, Inc., certain guarantors and The Bank of New York relating to Series A and Series B 10 3/4% Senior Secured Notes Due 2008.
		4.2+	Form of Herbst Gaming, Inc. 10 3/4% [Series A] [Series B] Senior Secured Notes due 2008 (included as part of the Indenture at Exhibit 4.1).
		4.3+	Form of Herbst Gaming, Inc. Regulation S Global Note 10 3/4% [Series A] [Series B] Senior Secured Notes due 2008 (included as part of the Indenture at Exhibit 4.1).
		4.4+	Registration Rights Agreement dated as of August 24, 2001, by and among Herbst Gaming, Inc., certain of its subsidiaries, and Lehman Brothers Inc. and U.S. Bancorp Libra.
		4.5	Specimen common stock certificate for the common stock of Herbst Gaming, Inc.
		10.1+	Escrow Agreement dated August 24, 2001 among Herbst Gaming, Inc., E-T-T, Inc., Edward Herbst, Timothy Herbst and Troy Herbst and Wilmington FSB, as escrow agent, and The Bank of New York, as trustee.
		10.2+	Hazardous Substances Indemnity Agreement dated August 24, 2001 by Herbst Gaming, Inc. and certain guarantors in favor of The Bank of New York, as trustee.

10.3+	Trademark License Agreement dated August 24, 2001 by and between Herbst Gaming, Inc. and Terrible Herbst, Inc.
10.4+	Security Agreement dated August 24, 2001, among Herbst Gaming, Inc., certain guarantors and Bank of New York, as trustee.
10.5+	Collateral Assignment of Contracts and Documents dated August 24, 2001 by Herbst Gaming, Inc. and certain guarantors in favor of The Bank of New York, as trustee.
10.6+	Pledge and Security Agreement (Herbst Gaming, Inc.) dated August 24, 2001 by Herbst Gaming, Inc. in favor of The Bank of New York, as trustee.
10.7+	Pledge and Security Agreement (E-T-T, Inc.) dated August 24, 2001 by E-T-T, Inc. in favor of The Bank of New York, as trustee.
10.8+	Pledge and Security Agreement (Edward, Tim and Troy Herbst) dated August 24, 2001 by Edward J. Herbst, Timothy P. Herbst, and Troy D. Herbst in favor of The Bank of New York, as trustee.
10.9+
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (4100 Paradise Road) dated August 24, 2001, and made by Flamingo Paradise Gaming, LLC to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.
10.10+
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Terrible's Casino & Bowl) dated August 24, 2001, and made by Market Gaming, Inc. to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.
10.11+
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (5870 S. Homestead Road) dated August 24, 2001, and made by E-T-T Enterprises L.L.C. to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.
10.12+
Leasehold Deed of Trust, Security Agreement and Fixture Filing (Warehouse Property) dated August 24, 2001, and made by E-T-T Enterprises L.L.C. to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.
10.13+
Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Terrible's Casino & Bowl) dated August 24, 2001, and made by Market Gaming, Inc. to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.
10.14+
Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (771 S. Nevada Highway) dated August 24, 2001, and made by E-T-T, Inc. to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.
10.15*+	Gaming Devices License Agreement dated August 31, 1998 by and between The Vons Companies, Inc. and Market Gaming, Inc.
10.16*+	License Agreement (Gaming Devices) dated September 16, 1998 by and between Albertson's, Inc. and Cardivan Company.
10.17*+	Settlement Agreement dated November 18, 1999 among Cardivan Company, Corral United, Inc., Jackpot Enterprises Inc. and Albertson's Inc.

10.18*+	First Amendment to Settlement Agreement dated December 22, 1999 among Cardivan Company, Corral United, Inc., Jackpot Enterprises Inc. and Albertson's, Inc.
10.19*+	License Agreement dated April 24, 1997 between American Drug Stores, Inc. and Cardivan Company.
10.20*+	License Agreement dated April 24, 1997 between American Drug Stores, Inc. and Corral United, Inc.
10.21*+	Gaming Devices License Agreement dated August 31, 1998 by and between Safeway, Inc. and Market Gaming, Inc.
10.22*+	License Agreement dated March 12, 1999 between Rite Aid Corporation and Cardivan Company.
10.23*+	First Amendment to Cardivan License Agreement dated March 27, 2000 between Rite Aid Corporation and Cardivan Company.
10.24*+	License Agreement dated March 12, 1999 between Rite Aid Corporation and Corral Coin, Inc.
10.25*+	First Amendment to Corral Coin License Agreement dated March 27, 2000 between Rite Aid Corporation and Corral Coin, Inc.
10.26*+	Gaming Devices License Agreement dated December 20, 1999 by and between Terrible Herbst, Inc. and E-T-T, Inc.
10.27+	Amendment to Gaming Device License Agreement dated May , 2001 by and between E-T-T, Inc. and Terrible Herbst, Inc.
10.28*+	Agreement dated May 1, 1998 by and between Kmart Corporation and Cardivan Company.
10.29*+	License Agreement dated April 24, 1997 between Lucky Stores, Inc. and Cardivan Company.
10.30+	Lease Agreement dated July 1, 1997 by and between The Herbst Family Limited Partnership II and E-T-T Enterprises, L.L.C.
10.31+	Lease Agreement dated July 1, 1996 by and between The Herbst Family Limited Partnership and E-T-T, Inc.
10.32+	Lease extension dated April 30, 2001 between The Herbst Family Limited Partnership and E-T-T, Inc.
10.33+	Lease dated September 3, 1993 between The 1993 Samuel Josephson Revocable Family Trust and Phoenix Associates.
10.34+	Agreement for Sale dated August 1, 1995 between Phoenix Associates and Market Gaming, Inc.
10.35+	Employment Agreement with Edward J. Herbst dated August 1, 2001.
10.36+	Employment Agreement with Mary E. Higgins dated August 1, 2001.
10.37+	Form of Executive Compensation and Bonus Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1+	Subsidiaries of Herbst Gaming, Inc.

*
Confidential Treatment for a portion of this document has been granted pursuant to Rule 406 under the Securities Act. The omitted portions have been separately filed with the Commission.

+
Incorporated herein by reference from our registration statement on Form S-4 (SEC No. 33-71094), Part II, Item 21.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERBST GAMING, INC.
By:	/s/ EDWARD J. HERBST Edward J. Herbst Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Date: March 29, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD J. HERBST Edward J. Herbst	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 29, 2002
/s/ MARY E. HIGGINS Mary E. Higgins	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002
/s/ TIMOTHY P. HERBST Timothy P. Herbst	Executive Vice President and Director	March 29, 2002
/s/ TROY D. HERBST Troy D. Herbst	Executive Vice President, Secretary, Treasurer and Director	March 29, 2002
/s/ JOHN D. GAUGHAN John D. Gaughan	Director	March 29, 2002
/s/ JOHN N. BREWER John N. Brewer	Director	March 29, 2002

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Historical Consolidated Condensed Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
HERBST GAMING, INC. CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001
Herbst Gaming, Inc. Consolidated Balance Sheets (in thousands)
Herbst Gaming, Inc. Consolidated Statements of Operations (in thousands)
Herbst Gaming, Inc. Consolidated Statements of Stockholders' Equity (Deficiency) (in thousands)
Herbst Gaming, Inc. Notes to Consolidated Financial Statements
Selected Quarterly Financial Information (Unaudited) (in thousands)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
SUMMARY COMPENSATION TABLE
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES