Form 10-K/A
period 2001-12-31
HERBST GAMING INC
filed 2002-04-09
CIK 1160294

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated by Reference

        None.

Explanatory Note

        This Amendment No. 1 to the registrant's annual report on Form 10-K for the year ended December 31, 2001 is being filed pursuant to Rule 12b-15 for the sole purpose of (i) correcting the amounts set forth in footnote 5 of the notes to consolidated financial statements contained in Item 8 of Part II, which incorrectly listed our accrued expenses for 2000 and 2001, and (ii) correcting the number of slot machines we were operating at December 31, 2000 as listed in "Year 2001 Compared to Year 2000—Route Operations" contained in Item 7 of Part II. We incorrectly stated that we were operating 2,200 slot machines at December 31, 2000. We were operating 5,600 slot machines at that time. All information in this Amendment No. 1 is as of December 31, 2001, and does not reflect any subsequent information or events other than the changes referred to above.

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

Year 2001 Compared to Year 2000

Route Operations

        Route operations accounted for 76% and 71% of total revenues during the years ended December 31, 2000 and 2001, respectively. Total revenues from route operations were $170.9 million for the year ended December 31, 2001, an increase of $84.8 million, or 98.5%, from $86.1 million for the year ended December 31, 2000. At December 31, 2001, we were operating approximately 5,400 slot machines in the route compared to approximately 5,600 slot machines at December 31, 2000. The increase in route revenue was a result of the acquisition of Jackpot's route operations purchased in November 2000 and the subsequent replacement and refurbishment of existing slot machines during 2001.

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

3.    Property and Equipment

        Property and equipment consist of the following (dollars in thousands):

	December 31,
	2000	2001
Building	$54,826	$51,547
Gaming equipment	45,249	48,664
Furniture, fixtures, and equipment	12,691	15,581
Leasehold improvements	1,410	1,587
Land	15,925	15,925
Construction in progress	1,932	1,636

	132,033	134,940
Less accumulated depreciation	(21,259)	(30,568)

	$110,774	$104,372

4.    Other Assets

        Other assets consist of the following (dollars in thousands):

	December 31,
	2000	2001
Debt issuance costs, net of accumulated amortization of $249 and $383, respectively	$3,293	$7,566
Other assets	260	232

Total	$3,553	$7,798

5.    Accrued Expenses

        Accrued expenses consist of the following (dollars in thousands):

	December 31,
	2000	2001
Accrued Interest	$1,505	$6,459
Other Accrueds	3,733	4,936

Total	$5,238	$11,395

6.    Notes Payable to Related Parties

        Notes payable to related parties consist of the following (dollars in thousands):

	December 31,
	2000	2001
Various notes payable to related parties paid during 2001	17,219	—

Less current portion	9,784	—

	$7,435	$—

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
Date: April 8, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD J. HERBST Edward J. Herbst	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	April 8, 2002
/s/ MARY E. HIGGINS Mary E. Higgins	Chief Financial Officer (Principal Financial and Accounting Officer)	April 8, 2002
/s/ TIMOTHY P. HERBST Timothy P. Herbst	Executive Vice President and Director	April 8, 2002
/s/ TROY D. HERBST Troy D. Herbst	Executive Vice President, Secretary, Treasurer and Director	April 8, 2002
/s/ JOHN D. GAUGHAN John D. Gaughan	Director	April 8, 2002
/s/ JOHN N. BREWER John N. Brewer	Director	April 8, 2002

QuickLinks

Explanatory Note
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