Form 10-Q
period 2002-03-31
HERBST GAMING INC
filed 2002-05-10
CIK 1160294

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                              to

Commission file number: 0-71094

HERBST GAMING, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0446145 (I.R.S. Employer Identification No.)
3440 West Russell Road, Las Vegas, Nevada (Address of principal executive offices)	89118 (Zip Code)

(702) 889-7695
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ☐    No ☐

Applicable Only to Corporate Issuers

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value, 300 outstanding shares

FORM 10-Q

i

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)
(UNAUDITED)

	December 31, 2001	March 31, 2002
Assets
Current assets
Cash and cash equivalents	$44,750	$44,801
Accounts receivable, net	1,396	1,287
Notes and loans receivable	276	307
Prepaid expenses	2,959	3,013
Inventory	773	984

Total current assets	50,154	50,392
Property and equipment, net	104,372	103,769
Lease acquisition costs, net	17,407	16,782
Due from related parties	452	469
Other assets, net	7,798	7,558

Total assets	$180,183	$178,970

Liabilities and stockholders' deficit
Current liabilities
Current portion of long-term debt	$74	$90
Accounts payable	5,922	8,239
Accrued expenses	11,395	6,463
Due to related parties	974	511

Total current liabilities	18,365	15,303
Long-term debt, less current portion	167,245	167,360
Other liabilities	1,041	1,207
Commitments and contingencies
Stockholders' deficit
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
Accumulated deficit	(10,467)	(8,899)

Total stockholders' deficit	(6,468)	(4,900)

Total liabilities and stockholders' deficit	$180,183	$178,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2001	2002
Revenues:
Route operations	$41,497	$44,890
Casino operations	17,424	18,446
Other	553	658

Total revenues	59,474	63,994
Less promotional allowances	(1,922)	(2,445)

Net revenues	57,552	61,549

Costs and expenses:
Route operations	34,734	36,661
Casino operations	11,644	12,139
Depreciation and amortization	3,490	3,829
General and administrative	2,422	2,751

Total costs and expenses	52,290	55,380

Income from operations	5,262	6,169

Other income (expense):
Interest income	135	94
Interest expense, net of capitalized interest	(5,031)	(4,694)
Gain (loss) on sale of assets	144	(1)

Total other expense	(4,752)	(4,601)

Net income	$510	$1,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2001	2002
Cash flows from operating activities:
Net income	$510	$1,568
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,490	3,829
Debt discount amortization	564	104
Gain (loss) on sale of assets	(144)	1
Other liabilities	(195)	(7)
Decrease (increase) in:
Accounts receivable	(429)	109
Prepaid expenses	419	(54)
Inventory	(94)	(211)
Due from related parties	(47)	(17)
Increase (decrease) in:
Accounts payable	(5,715)	1,406
Accrued expenses	3,024	(4,932)
Due to related parties	(487)	(463)
Other liabilities	176	166

Net cash provided by operating activities	1,072	1,499

Cash flows from investing activities:
Additions to notes receivable	(12)	(65)
Collection on notes receivable	62	34
Proceeds from sale of property and equipment	286	70
Purchases of property and equipment	(268)	(1,239)
Lease acquisition costs	(34)	(62)

Net cash by (used in) investing activities	34	(1,262)

Cash flows from financing activities:
Reduction of long-term debt	(16)	(21)
Loan origination fees	—	(165)
Dividends	(614)	—

Net cash used in financing activities	(630)	(186)

Net increase in cash and cash equivalents	476	51
Cash and cash equivalents:
Beginning of period	29,573	44,750

End of period	$30,049	$44,801

Supplemental cash flow information—
Cash paid during the period for interest	$2,799	$9,497

Supplemental schedule of non-cash
Investing and financing activities—
Purchase of assets through direct financing	$—	$48
Purchase of assets through accounts payable	398	1,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.
DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business and Principles of Consolidation—The accompanying consolidated financial statements of Herbst Gaming, Inc. ("Herbst" or the "Company") include the accounts of Herbst and its subsidiaries: E-T-T, Inc. and Subsidiaries ("E-T-T"), Market Gaming, Inc. ("MGI"), E-T-T Enterprises, LLC ("E-T-T Enterprises"), and Flamingo Paradise Gaming, LLC ("FPG"). The financial statements of E-T-T are consolidated and include the following wholly-owned subsidiaries: Cardivan Company, Corral Coin, Inc., and Corral Country Coin, Inc.

        All significant intercompany balances and transactions between Herbst, E-T-T, MGI, E-T-T Enterprises, and FPG have been eliminated in the consolidated financial statements.

        Herbst Gaming, Inc. was incorporated in Nevada on January 21, 1997 as a shell corporation. Edward, Timothy and Troy Herbst, who are brothers, own all the stock of Herbst. On August 23, 2001, upon receiving approval from the Nevada Gaming Commission, Herbst commenced business operations and the Herbst brothers entered into contribution agreements pursuant to which they contributed all of the outstanding stock of E-T-T and MGI as well as all of the membership interest in E-T-T Enterprises and 80% of the membership interest in FPG to Herbst, which became a holding company for their gaming interests. In addition, E-T-T, which owned a 20% membership interest in FPG, entered into an assignment of membership interest pursuant to which E-T-T assigned its 20% membership interest in FPG to Herbst. This restructuring occurred in conjunction with the issuance of $170.0 million 10 3/4% senior secured notes that was used to retire the majority of the existing debt of the consolidated entities and has been accounted for as if the combination had occurred as of the earliest period presented with the amounts carried over at historical cost. Prior to August of 2001, the newly consolidated entities were combined for presentation purposes.

        E-T-T and MGI conduct business in the gaming industry and generate revenue principally from gaming machine route operations and casino operations. Gaming machine route operations involve the installation, operation, and service of gaming machines owned by the Company that are located in licensed, leased, or subleased space in retail stores (supermarkets, convenience stores, etc.), bars, and restaurants throughout the State of Nevada. The Company operates Terrible's Town Casino & Bowl in Henderson, Nevada, and Terrible's Town Casino and Terrible's Lakeside Casino & RV Park, both of which are located in Pahrump, Nevada, a community 60 miles west of Las Vegas.

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

        Interim Financial Statements—The financial statements for the three months ended March 31, 2001 and 2002, are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results of the interim periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2001.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable and estimated cash flows in assessing the recoverability of long-lived assets. Actual results could differ from those estimates.

        Recently Issued and Adopted Accounting Standards—On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" that amend APB Opinion No. 16, "Business Combinations," and supercede APB Opinion No. 17, "Intangible Assets." These statements (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibit the pooling-of-interest method and (2) change the accounting for goodwill and other intangible assets on January 1, 2002. The new method of accounting for goodwill and other intangible assets applies to all existing and future unamortized goodwill and other intangible assets balances at the time of adoption. The Company adopted SFAS No. 142 on January 1, 2002, and the adoption did not have a material impact on the Company's consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations," and amends ARB No. 51, "Consolidated Financial Statements." SFAS No. 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002, and the adoption did not have a material impact on the Company's consolidated financial statements.

2.
BUSINESS SEGMENTS

        The Company presents segment disclosures in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates through two business segments—slot route operations and casino operations. The slot route operations involve the installation, operation, and service of slot machines at strategic, high traffic non-casino locations, such as grocery stores, drug stores, convenience stores, bars, and restaurants. Casino operations consist of the following four casinos: Terrible's Town Casino in Henderson, Nevada, Terrible's Town Casino and Terrible's Lakeside Casino, both of which are located in Pahrump, Nevada, and Terrible's Hotel & Casino in Las Vegas, Nevada.

        Revenues, income from operations, and depreciation and amortization for these segments are as follows (dollars in thousands):

	Three Months Ended March 31,
	2001	2002
Revenues
Slot route operations	$41,497	$44,890
Casino operations	17,424	18,446
Promotional allowances
Slot route operations	$22	$46
Casino operations	1,900	2,399
Income from operations
Slot route operations	$4,667	$5,901
Casino operations	2,543	2,459
Depreciation/amortization
Slot route operations	$2,074	$2,282
Casino operations	1,337	1,449

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a gaming company that owns and operates approximately 7,000 slot machines throughout the State of Nevada. Our route operations involve the exclusive installation and operation of approximately 5,400 slot machines in strategic, high traffic, non-casino locations, such as grocery stores drug stores, convenience stores, bars and restaurants. We also own and operate Terrible's Hotel & Casino in Las Vegas, as well as three other small casinos.

        We generally enter into two types of route contracts. With chain store customers, we pay a fixed monthly fee for each location in which we place slot machines. With our street accounts, such as bars, restaurants and non-chain convenience stores, we share in the revenues on a percentage basis with the location owner.

        In August of 2001, the Company restructured substantially all of its debt with a $170.0 million bond offering.

        We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986. Under those provisions, the owners of our Company pay income taxes on our taxable income. Accordingly, a provision for income taxes is not included in our financial data.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Route Operations

        Route operations accounted for 70% of total revenues during the quarters ended March 31, 2001 and 2002, respectively. Total revenues from route operations were $44.9 million for the quarter ended March 31, 2002, an increase of $3.4 million, or 8.2%, from $41.5 million for the quarter ended March 31, 2001. The increase in revenues was primarily due to the replacement or refurbishment of older route slot machines for newer route slot machines over the past year that resulted in increased customer play.

        Route operating costs were $36.7 million, or 82%, of route revenues for the quarter ended March 31, 2002. This compares to $34.7 million, or 84%, of route revenues for the same period in 2001. The increase in route operating expenses of $2.0 million was primarily related to the increased rents and space leases that produced some of the increased revenues.

        Route EBITDA (defined as route revenues less promotional allowances less route costs with no corporate allocation for overhead) for the quarter ended March 31, 2002 was $8.2 million, an increase of $1.4 million, or 21.0%, from $6.7 million for the quarter ended March 31, 2001.

Casino Operations

        Casino operations accounted for 29% of total revenues for the quarters ended March 31, 2002 and 2001, respectively. Total revenues derived from casino operations were $18.4 million for the quarter ended March 31, 2002, an increase of $1.0 million, or 6%, from $17.4 million for the quarter ended March 31, 2001. This increase was principally due to increased gaming revenues. Casino operating costs were $12.1 million, or 66%, of casino revenues for the quarter ended March 31, 2002, compared to $11.6 million, or 67%, of casino revenues for the quarter ended March 31, 2001. Casino EBITDA (defined as casino revenues less promotional allowances less casino costs with no corporate allocation for overhead) was $3.9 million for the quarter ended March 31, 2002, which was a minimal increase over the results for March 31, 2001. Increases at the Las Vegas property were somewhat offset by declines in the Pahrump properties due to a new competitor in the Pahrump market that commenced business in March 2001. Combined Pahrump casino revenues were down approximately $0.5 million from the first quarter of 2001.

Other Revenue

        Other revenue consists of non-gaming revenue items. This accounted for approximately 1% of total revenues, or $.7 million, for the quarter ended March 31, 2002 compared to 1% of total revenues, or $0.6 million, during the first quarter of 2001.

Promotional Allowances

        Promotional allowances were $2.4 million, or 3.8% of total revenues, for the quarter ended March 31, 2002, an increase of $0.5 million, or 26%, from $1.9 million, or 3.2% of total revenues for the quarter ended March 31, 2001. The increase was primarily due to more aggressive promotional policies at the casinos.

Other Costs

        General and administrative expenses, or G&A, were $2.8 million for the quarter ended March 31, 2002, an increase of $0.3 million, or 14%, from $2.4 million for the quarter ended March 31, 2001. The increase was due to costs associated with an increase in insurance and the increase in the license and trademark fees to Terrible's. G&A expenses as a percentage of revenue was 4.3% for the quarter ended March 31, 2002 and approximately 4.1% for the quarter ended March 31, 2001.

        Depreciation and amortization expense was $3.8 million for the quarter ended 2002, an increase of $0.3 million, or 9%, from $3.5 million for the first quarter of 2001.

Income from Operations

        As a result of the factors discussed above, income from operations was $6.2 million for the quarter ended March 31, 2002, an increase of $0.9 million from $5.3 million for the quarter ended March 31, 2001. As a percentage of total revenues, income from operations increased from 8.8% during the first quarter of 2001 to 9.6% during the same period in 2002.

Other Expense

        Other expense was $4.6 million for the quarter ended March 31, 2002, decreasing $0.2 million from $4.8 million in 2001. This decrease was due primarily to lower interest expense of $4.7 million for the quarter ended March 31, 2002 versus $5.0 million used for interest payments in the first quarter of 2001.

Net Income

        As a result of the items discussed above, net income for the quarter ended March 31, 2002 was $1.6 million, an increase in earnings of $1.1 million or 208% from $0.5 million net profit for the quarter ended March 31, 2001.

Liquidity and Capital Resources

Cash Flows

        At March 31, 2002, we maintained $44.8 million in cash and equivalents. We expect to fund our operations, debt service and capital needs from operating cash flow and cash on hand. Based upon our anticipated future operations, we believe that cash on hand together with available cash flow, will be adequate to meet our anticipated working capital requirements, capital expenditures and scheduled payments of interest on the notes for at least the foreseeable future. No assurances can be given, however, that our cash flow will be sufficient for that purpose. There can be no assurance that our estimates of our cash needs are accurate or that new business developments or other unforeseeable events will not occur, resulting in the need to raise additional funds.

Operating Activities

        During the three months ended March 31, 2002, operating activities provided $1.5 million in cash flows on $1.6 million in net income. Net income for the three months ended March 31, 2002 included non-cash expenses (primarily depreciation and amortization) of $3.8 million.

Investing Activities and Capital Expenditures

        For the three months ended March 31, 2002, we had net cash used for investing activities of $1.3 million primarily related to the purchase and installation of new slot machines.

        Capital expenditures for the remainder of 2002 are anticipated to be approximately $5.0 million. These funds will be primarily used for maintenance capital expenditures and for the purchase of slot machines.

Financing Activities

        Cash flows used in financing activities were $0.2 million in the first three months of 2002. On August 24, 2001, we issued $170.0 million aggregate principal amount of our 10 3/4% senior secured notes. The indenture permits us to incur up to $10.0 million of additional indebtedness for working capital purposes without first meeting the debt incurrence test set forth in the indenture. In March of 2002, we received a commitment from US Bank of Nevada for a $10.0 million revolving credit facility. The documentation for this facility is currently being finalized. The line of credit will be available for working capital purposes.

        Our ability to service our debt will depend on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

Contractual Obligations

        The following table summarizes our contractual obligations as of March 31, 2002:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Contractual Obligations:
Long-term debt	$167,450	$90	$81	$—	$167,279
Lease obligations	138,867	57,365	61,288	8,874	11,340

Total cash obligations	$306,317	$57,455	$61,369	$8,874	$178,619

Significant Accounting Policies

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Our business and industry is highly regulated. The majority of our revenue is counted in the form of cash, chips and tokens and therefore, is not subject to any significant or complex estimation procedures. We are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates incorporated into our condensed consolidated financial statements as discussed in Note 1 of our Notes to Condensed Consolidated

Financial Statements in Item 1 (Financial Information) include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable and the estimated cash flows in assessing the recoverability of long-lived assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Certain Forward-Looking Statements

        This report includes "forward-looking statements" within the meaning of the securities laws. All statements regarding our expected financial position, business strategies and financing plans under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are forward-looking statements. In addition, in those and other portions of this Form 10-Q, the words, "anticipates," "believes," "seeks," "expects," "plans," "intends" and similar expressions, as they relate to Herbst Gaming or its management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, and have based these expectations on our beliefs as well as assumptions we have made, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from such expectations are disclosed in this report including, without limitation, the following factors:

  •
  Increased competition, both in Nevada and other states

  •
  Dependence on the Nevada market especially southern Nevada for the majority of our customers

  •
  Substantial leverage and uncertainty that we will be able to service our debt

  •
  Changes to laws and regulations

  •
  Uncertainties related to the economy

        All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. The forward-looking statements included are made only as of the date of this report. We do not intend, and undertake no obligation, to update these forward-looking statements.

Recently Issued and Adopted Accounting Standards

        On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" that amend APB Opinion No. 16, "Business Combinations," and supercede APB Opinion No. 17, "Intangible Assets." These statements (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibit the pooling-of-interest method and (2) change the accounting for goodwill and other intangible assets on January 1, 2002. The new method of accounting for goodwill and other intangible assets applies to all existing and future unamortized goodwill and other intangible assets balances at the time of adoption. We adopted SFAS No. 142 on January 1, 2002, and the adoption did not have a material impact on our consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations," and amends

ARB No. 51, "Consolidated Financial Statements." SFAS No. 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 on January 1, 2002, and the adoption did not have a material impact on our consolidated financial statements.

Item 3.    Quantitative And Qualitative Disclosure About Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices.

        On August 24, 2001, we issued $170.0 million in 10 3/4% senior secured notes. The proceeds of these notes were used to refinance substantially all of our existing debt and for working capital purposes. All debt is currently at a fixed rate of interest.

        The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $177,822,000 as of March 31, 2002.

        We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

        We do not have any cash or cash equivalents as of March 31, 2002 that are subject to market risk based on changes in interest rates.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

          None.

  (b)
  Reports on Form 8-K.

          None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2002	HERBST GAMING, INC. (Registrant)
	By:	/s/ MARY E. HIGGINS Mary E. Higgins
	Its:	Chief Financial Officer

QuickLinks

FORM 10-Q
TABLE OF CONTENTS
  PART I.—FINANCIAL INFORMATION
  Item 1. Financial Statements
HERBST GAMING, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS) (UNAUDITED)
HERBST GAMING, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS) (UNAUDITED)
HERBST GAMING, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
HERBST GAMING, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative And Qualitative Disclosure About Market Risk
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE