Form 10-Q
period 2002-06-30
HERBST GAMING INC
filed 2002-08-12
CIK 1160294

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

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

FORM 10-Q

TABLE OF CONTENTS

i

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements

HERBST GAMING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets at December 31, 2001 and June 30, 2002
(In Thousands) (Unaudited)

	December 31, 2001	June 30, 2002
Assets
Current assets
Cash and cash equivalents	$44,750	$49,853
Accounts receivable, net	1,396	993
Notes and loans receivable	276	250
Prepaid expenses	2,959	3,816
Inventory	773	890

Total current assets	50,154	55,802
Property and equipment, net	104,372	103,186
Lease acquisition costs, net	17,407	16,199
Due from related parties	452	566
Other assets, net	7,798	7,276

Total assets	$180,183	$183,029

Liabilities and stockholders' deficit
Current liabilities
Current portion of long-term debt	$74	$84
Accounts payable	5,922	5,574
Accrued expenses	11,395	11,348
Due to related parties	974	460

Total current liabilities	18,365	17,466
Long-term debt, less current portion	167,245	167,449
Other liabilities	1,041	1,328
Commitments and contingencies
Stockholders' equity (deficiency)
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
Accumulated deficit	(10,467)	(7,213)

Total stockholders' deficiency	(6,468)	(3,214)

Total liabilities and stockholders' deficit	$180,183	$183,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations for the Three Months and the Six Months
Ended June 30, 2001 and 2002 (In Thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenues:
Route operations	$43,293	$46,521	$84,790	$91,411
Casino operations	16,751	18,325	34,175	36,771
Other	657	687	1,210	1,345

Total revenues	60,701	65,533	120,175	129,527
Less promotional allowances	(2,157)	(2,491)	(4,079)	(4,936)

Net revenues	58,544	63,042	116,096	124,591

Costs and expenses:
Route operations	35,282	37,724	70,016	74,385
Casino operations	11,978	12,296	23,622	24,435
Depreciation and amortization	3,440	3,956	6,930	7,785
General and administrative	2,321	2,688	4,743	5,439

Total costs and expenses	53,021	56,664	105,311	112,044

Income from operations	5,523	6,378	10,785	12,547

Other income (expense):
Interest income	94	73	229	167
Interest expense, net of capitalized interest	(5,342)	(4,714)	(10,373)	(9,408)
Gain (loss) on sale of assets	(56)	(51)	88	(52)

Total other expense	(5,304)	(4,692)	(10,056)	(9,293)

Net income	$219	$1,686	$729	$3,254

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2001 and 2002 (In Thousands) (Unaudited)

	Six Months Ended June 30,
	2001	2002
Cash flows from operating activities:
Net income	$729	$3,254
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,930	7,785
Debt discount amortization	1,136	210
(Gain) loss on sale of assets	(88)	52
Other liabilities	—	18
Decrease (increase) in:
Accounts receivable	(413)	403
Prepaid expenses	424	(857)
Inventory	(139)	(117)
Other current assets	(248)	—
Due from related parties	—	(114)
Increase (decrease) in:
Accounts payable	(4,804)	146
Accrued expenses	890	(47)
Due to related parties	(878)	(514)
Other liabilities	365	287

Net cash provided by operating activities	3,904	10,506

Cash flows from investing activities:
Additions to notes receivable	(160)	(69)
Collection on notes receivable	164	95
Proceeds from sale of property and equipment	803	117
Purchases of property and equipment	(965)	(5,079)
Lease acquisition costs	(181)	(257)
Decrease in Other assets	(264)	—

Net cash used in investing activities	(603)	(5,193)

Cash flows from financing activities:
Increase in notes payable to related parties	2,803	—
Reduction of long-term debt	(3,522)	(44)
Loan origination fees	—	(166)
Dividends	(837)	—

Net cash used in financing activities	(1,556)	(210)

Net increase in cash and cash equivalents	1,745	5,103
Cash and cash equivalents:
Beginning of period	29,573	44,750

End of period	$31,318	$49,853

Supplemental cash flow information -
Cash paid during the period for interest	$8,654	$9,548
Supplemental schedule of non-cash Investing and financing activities-
Purchase of assets through direct financing	$2,367	$48
Purchase of assets through accounts payable	—	1,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements (Unaudited)

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business and Principles of Consolidation—The accompanying interim condensed consolidated financial statements of Herbst Gaming, Inc. ("Herbst" or the "Company") include the accounts of Herbst and its subsidiaries: E-T-T, Inc. and Subsidiaries ("E-T-T"), Market Gaming, Inc. ("MGI"), E-T-T Enterprises, LLC ("E-T-T Enterprises"), and Flamingo Paradise Gaming, LLC ("FPG"). The financial statements of E-T-T are consolidated and include the following wholly-owned subsidiaries: Cardivan Company, Corral Coin, Inc., and Corral Country Coin, Inc.

        All significant intercompany balances and transactions between Herbst, E-T-T, MGI, E-T-T Enterprises, and FPG have been eliminated in the consolidated financial statements.

        Herbst Gaming, Inc. was incorporated in Nevada on January 21, 1997 as a shell corporation. Edward, Timothy and Troy Herbst, who are brothers, own all the stock of Herbst. On August 23, 2001, following approval from the Nevada Gaming Commission, Edward, Timothy and Troy Herbst contributed all of their direct and indirect interests in E-T-T, MGI, E-T-T Enterprises and FPG to Herbst, which resulted in Herbst becoming a holding company for their gaming interests. This restructuring occurred in conjunction with the issuance of $170.0 million 10 3/4% senior secured notes that was used to retire the majority of the existing debt of the consolidated entities and has been accounted for as if the combination had occurred as of the earliest period presented with the amounts carried over at historical cost. Prior to August of 2001, the newly consolidated entities were combined for presentation purposes.

        The Company principally conducts business in the gaming industry and generates revenue principally from gaming machine route operations and casino operations. Gaming machine route operations involve the installation, operation, and service of gaming machines owned by the Company that are located in licensed, leased, or subleased space in retail stores (supermarkets, convenience stores, etc.), bars, and restaurants throughout the State of Nevada. The Company owns and operates Terrible's Hotel & Casino in Las Vegas, Nevada, Terrible's Town Casino & Bowl (Henderson) in Henderson, Nevada, Terrible's Searchlight in Searchlight, Nevada, and Terrible's Town Casino and Terrible's Lakeside Casino & RV Park, both of which are located in Pahrump, Nevada, a community 60 miles west of Las Vegas.

        The gaming industry in the State of Nevada is subject to extensive state and local government regulation. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada Gaming Control Board, and local jurisdictions.

        Interim Financial Statements —The accompanying unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments that management believes are necessary to present fairly the financial position, results of operations and cash flows of Herbst Gaming, Inc, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results, which may be expected for any other interim period, or for the year as a whole. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's annual report on Form 10-K for the year ended December 31, 2001. All intercompany accounts and transactions have been eliminated in consolidation.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates incorporated into our condensed consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable and estimated cash flows in assessing the recoverability of long-lived assets. Actual results could differ from those estimates.

        Recently Issued Accounting Standards—In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS No. 145"). The most significant provisions of SFAS No. 145 relate to the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," but SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Generally, SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 145 on its financial position and results of operations.

        In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations.

2.    BUSINESS SEGMENTS

        The Company presents segment disclosure in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates through two business segments—slot route operations and casino operations. The slot route operations involve the installation, operation, and service of slot machines at strategic, high traffic non-casino locations, such as grocery stores, drug stores, convenience stores, bars, and restaurants. Casino operations consist of the following five casinos: Terrible's Town Casino (Henderson) in Henderson, Nevada, Terrible's Town Casino and Terrible's Lakeside Casino, both of which are located in Pahrump, Nevada, Terrible's Searchlight, located in Searchlight, Nevada, and Terrible's Hotel & Casino in Las Vegas, Nevada.

        Revenues, income from operations, and depreciation and amortization for these segments are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenues
Slot route operations	$43,293	$46,521	$84,790	$91,411
Casino operations	16,751	18,325	34,175	36,771
Promotional Allowances
Slot route operations	$40	$49	$62	$96
Casino operations	2,117	2,442	4,017	4,840
Income from operations
Slot route operations	$5,934	$6,344	$10,601	$12,245
Casino operations	1,333	2,133	3,877	4,593
Depreciation/amortization
Slot route operations	$2,037	$2,404	$4,111	$4,685
Casino operations	1,323	1,454	2,659	2,903

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a gaming company that owns and operates approximately 6,800 slot machines throughout the State of Nevada. Our route operations involve the exclusive installation and operation of approximately 5,400 slot machines in strategic, high traffic, non-casino locations, such as grocery stores drug stores, convenience stores, bars and restaurants. We also own and operate Terrible's Hotel & Casino in Las Vegas, as well as four other small casinos.

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

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Route Operations

        Route operations accounted for 71.0% of total revenues during the quarter ended June 30, 2001 and 2002, respectively. Total revenues from route operations were $46.5 million for the quarter ended June 30, 2002, an increase of $3.2 million, or 7.5%, from $43.3 million for the quarter ended June 30, 2001. The increase in revenues was principally due to the replacement and refurbishment of route slot machines over the past year that resulted in increased customer play and the addition of several new route locations.

        Route operating costs were $37.7 million, or 81.0%, of route revenues for the quarter ended June 30, 2002. This compares to $35.3 million and 81.5% of route revenues for the same period in 2001. The increase in route operating expenses of $2.4 million was primarily related to the increased rents and space leases.

        Route EBITDA (defined as segment revenues less promotional allowances less segment costs with no corporate allocation for overhead) for the quarter ended June 30, 2002 was $8.7 million, an increase of $0.8 million, or 9.7%, from $8.0 million for the quarter ended June 30, 2001.

Casino Operations

        Casino operations accounted for 28.0% of total revenues for the quarter ended June 30, 2002 and 27.6% for the same period in 2001. Total revenues derived from casino operations were $18.3 million for the quarter ended June 30, 2002, an increase of $1.6 million, or 9.4%, from $16.8 million for the quarter ended June 30, 2001. This increase was primarily due to increased customer play. Casino operating costs were $12.3 million, or 67%, of casino revenues for the quarter ended June 30, 2002, compared to $12.0 million, or 71.5%, of casino revenues for the quarter ended June 30, 2001. Casino operating costs were approximately $12.3 million for the quarter ended June 30, 2002 compared to approximately $12.0 million for the same period in 2001, an increase of $0.3 million, or 2.7%. The increase was due to promotional activities. Casino EBITDA (defined as segment revenues less promotional allowances less segment costs with no corporate allocation for overhead) was $3.6 million for the quarter ended June 30, 2002, which was a $0.9 million or 35.0% increase over the results for June 30, 2001 of $2.7 million. EBITDA increases came from all the casino properties.

Other Revenue

        Other revenue consists of non-gaming revenue items. This accounted for approximately 1.0% of total revenues, or $0.7 million, for the quarter ended June 30, 2002 compared to 1.0% of total revenues, or $0.7 million, during the second quarter of 2001.

Promotional Allowances

        Promotional allowances were $2.5 million, or 3.8% of total revenues, for the quarter ended June 30, 2002, an increase of $0.3 million, or 14.0%, from $2.2 million, or 3.6% of total revenues for the quarter ended June 30, 2001. The increase was primarily due to more aggressive promotional policies at the casinos.

Other Costs

        General and administrative expenses, or G&A, were $2.7 million for the quarter ended June 30, 2002, an increase of $0.4 million, or 15.9%, from $2.3 million for the quarter ended June 30, 2001. The increase was due to costs associated with an increase in insurance and the increase in the license and trademark fees to Terrible Herbst, Inc. G&A expenses as a percentage of net revenue were 4.1% of revenue for the quarter ended June 30, 2002 and approximately 3.8% for the quarter ended June 30, 2001.

        Depreciation and amortization expense was $4.0 million for the quarter ended June 30, 2002, an increase of $0.5 million, or 15.0%, from $3.4 million for the second quarter of 2001.

Income from Operations

        As a result of the factors discussed above, income from operations was $6.4 million for the quarter ended June 30, 2002, an increase of $0.9 million or 15.5% from $5.5 million for the quarter ended June 30, 2001. As a percentage of total revenues, income from operations increased from 9.1% during the second quarter of 2001 to 9.7% during the same period in 2002.

Other Expense

        Other expense was $4.7 million for the quarter ended June 30, 2002, decreasing $0.6 million from $5.3 million in 2001. This decrease was due to lower interest payments of $4.7 million for the quarter ended June 30, 2002 versus $5.3 million used for interest payments in the second quarter of 2001.

Net Income

        As a result of the items discussed above, net income for the quarter ended June 30, 2002 was $1.7 million, an increase in earnings of $1.5 million, or 668%, from $0.2 million net income for the quarter ended June 30, 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Route Operations

        Route operations accounted for 71.0% of total revenues during the six months ended June 30, 2001 and 2002, respectively. Total revenues from route operations were $91.4 million for the six months ended June 30, 2002, an increase of $6.6 million, or 7.8%, from $84.8 million for the six months ended June 30, 2001. The increase in revenues was principally due to the replacement and refurbishment of route slot machines over the past year which resulted in increased customer play and the addition of several new route locations.

        Route operating costs were $74.4 million, or 81.0%, of route revenues for the six months ended June 30, 2002. This compares to $70.0 million and 83.0% of route revenues for the same period in 2001. The increase in route operating expenses of $4.4 million was primarily related to the increased rents and space leases.

        Route EBITDA for the six months ended June 30, 2002 was $16.9 million, an increase of $2.2 million, or 15.5%, from $14.7 million for the six months ended June 30, 2001.

Casino Operations

        Casino operations accounted for 28.0% of total revenues for the six months ended June 30, 2002 and 2001, respectively. Total revenues derived from casino operations were $36.8 million for the six months ended June 30, 2002, an increase of $2.6 million, or 7.6%, from $34.2 million for the six months ended June 30, 2001. This increase in revenue was primarily due to increased customer play at all three of the larger casinos. Casino operating costs were $24.4 million, or 66.5%, of casino revenues for the six months ended June 30, 2002, compared to $23.6 million, or 69%, of casino revenues for the six months ended June 30, 2001. Casino operating costs were approximately $24.4 million for the six months ended June 30, 2002 compared to $23.6 million for the same period in 2001, an increase of $0.8 million, or 3.4%. Casino EBITDA was $7.5 million for the six months ended June 30, 2002, which was a $1.0 million, or 14.7%, increase from $6.5 million for the six months ended June 30, 2001. Increases in EBITDA came from the casino properties in both Las Vegas and Pahrump.

Other Revenue

        Other revenue consists of non-gaming revenue items. This accounted for approximately 1.0% of total revenues, or $1.3 million, for the six months ended June 30, 2002 compared to 1.0% of total revenues, or $1.2 million, during the first six months of 2001.

Promotional Allowances

        Promotional allowances were $4.9 million, or 3.8% of total revenues, for the six months ended June 30, 2002, an increase of $0.9 million, or 21.0%, from $4.1 million, or 3.4%, of total revenues for the six months ended June 30, 2001. The increase was primarily due to more aggressive promotional policies at the casinos.

Other Costs

        G&A expenses were $5.4 million for the six months ended June 30, 2002, an increase of $0.7 million, or 14.7%, from $4.7 million for the six months ended June 30, 2001. The increase was due to costs associated with an increase in insurance and the increase in the license and trademark fees to Terrible Herbst, Inc. G&A expenses as a percentage of net revenue were 4.2% of revenue for the six months ended June 30, 2002 compared to approximately 3.9% for the six months ended June 30, 2001.

        Depreciation and amortization expense was $7.8 million for the six months ended 2002, an increase of $0.9 million, or 12.3%, from $6.9 million for the first six months of 2001.

Income from Operations

        As a result of the factors discussed above, income from operations was $12.5 million for the six months ended June 30, 2002, an increase of $1.8 million, or 16.3%, from $10.8 million for the six months ended June 30, 2001. As a percentage of total revenues, income from operations increased from 9.0% during the first six months of 2001 to 9.7% during the same period in 2002.

Other Expense

        Other expense was $9.3 million for the six months ended June 30, 2002, decreasing $0.8 million from $10.1 million in 2001. This decrease was due primarily to lower interest payments of $9.4 million for the six months ended June 30, 2002 versus $10.4 million used for interest payments in the first six months of 2001.

Net Income

        As a result of the items discussed above, net income for the six months ended June 30, 2002 was $3.3 million, an increase in earnings of $2.5 million, or 346%, from $0.7 million net income for the six months ended June 30, 2001.

Liquidity and Capital Resources

Cash Flows

        At June 30, 2002, we maintained $49.9 million in cash and equivalents. We expect to fund our operations, debt service and capital needs from operating cash flow and cash on hand. Based upon our anticipated future operations, we believe that cash on hand together with available cash flow, will be adequate to meet our anticipated working capital requirements, capital expenditures and scheduled payments of interest on the notes for at least the foreseeable future. No assurances can be given, however, that our cash flow will be sufficient for that purpose. There can be no assurance that our estimates of our cash needs are accurate or that new business developments or other unforeseeable events will not occur, resulting in the need to raise additional funds.

Operating Activities

        During the six months ended June 30, 2002, operating activities provided $10.5 million in cash flows on $3.3 million in net income. Net income for the six months ended June 30, 2002 included non-cash expenses (depreciation and amortization) of $7.8 million.

Investing Activities and Capital Expenditures

        For the six months ended June 30, 2002, we had net cash used for investing activities of $5.2 million primarily related to the purchase and installation of new slot machines.

        Capital expenditures for the remainder of 2002 are anticipated to be approximately $2.5 million. These funds will be primarily used for maintenance capital expenditures and for the purchase of slot machines.

Financing Activities

        Cash flows used in financing activities were $0.2 million in the first six months of 2002. On August 24, 2001, we issued $170.0 million aggregate principal amount of our 10 3/4% senior secured notes. The indenture permits us to incur up to $10.0 million of additional indebtedness for working capital purposes without first meeting the debt incurrence test set forth in the indenture. In March of 2002, we received a commitment from US Bank of Nevada for a $10.0 million revolving credit facility. The documentation for this facility is currently being finalized. The line of credit will be available for working capital purposes.

        Our ability to service our debt will depend on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

Contractual Obligations

        The following table summarizes our contractual obligations as of June 30, 2002:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Contractual Obligations:
Long-term debt	$167,533	$84	$64	$—	$167,385
Lease obligations	124,825	57,514	53,167	3,038	11,106

Total cash obligations	$292,358	$57,598	$53,231	$3,038	$178,491

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

Recently Issued Accounting Standards

        In April 2002, the FASB issued SFAS No. 145 "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." The most significant provisions of SFAS No. 145 relate to the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," but SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Generally, SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 145 on its financial position and results of operations.

        In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations, if any.

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

        The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $179.5 million as of June 30, 2002.

        We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

        We do not have any cash or cash equivalents as of June 30, 2002 that are subject to market risk based on changes in interest rates.

PART II.—OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

  99.1

  (b)
  Reports on Form 8-K.

    None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2002	HERBST GAMING, INC. (Registrant)
	By:	/s/ MARY E. HIGGINS Mary E. Higgins
	Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Page Number
99.1	Certification of Financial Condition and Results of Operation

QuickLinks

FORM 10-Q TABLE OF CONTENTS
PART I.—FINANCIAL INFORMATION
Item 1. Financial Statements
HERBST GAMING, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets at December 31, 2001 and June 30, 2002 (In Thousands) (Unaudited)
Condensed Consolidated Statements of Operations for the Three Months and the Six Months Ended June 30, 2001 and 2002 (In Thousands) (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2002 (In Thousands) (Unaudited)
HERBST GAMING, INC. AND SUBSIDIARIES Notes To Condensed Consolidated Financial Statements (Unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II.—OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX