Form 10-Q
period 2002-09-30
HERBST GAMING INC
filed 2002-11-14
CIK 1160294

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2002
OR
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

FORM 10-Q

i

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements.

HERBST GAMING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
at December 31, 2001 and September 30, 2002
(Dollars In Thousands)

	December 31, 2001	September 30, 2002
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$44,750	$46,079
Accounts receivable, net	1,396	1,028
Notes and loans receivable	276	323
Prepaid expenses	2,959	3,751
Inventory	773	1,052

Total current assets	50,154	52,233
Property and equipment, net	104,372	101,614
Lease acquisition costs, net	17,407	15,750
Due from related parties	452	585
Other assets, net	7,798	7,014

Total assets	$180,183	$177,196

Liabilities and stockholders' deficiency
Current liabilities
Current portion of long-term debt	$74	$79
Accounts payable	5,922	4,312
Accrued expenses	11,395	6,749
Due to related parties	974	424

Total current liabilities	18,365	11,564
Long-term debt, less current portion	167,245	167,557
Other liabilities	1,041	1,277
Commitments and contingencies
Stockholders' deficiency
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
Accumulated deficit	(10,467)	(7,201)

Total stockholders' deficiency	(6,468)	(3,202)

Total liabilities and stockholders' deficiency	$180,183	$177,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
for the Three Months and the Nine Months Ended September 30, 2001 and 2002
(In Thousands)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenues:
Route operations	$42,533	$45,272	$127,323	$136,683
Casino operations	16,311	17,692	50,486	54,463
Other	769	910	1,979	2,255

Total revenues	59,613	63,874	179,788	193,401
Less promotional allowances	(2,093)	(2,457)	(6,172)	(7,393)

Net revenues	57,520	61,417	173,616	186,008

Costs and expenses:
Route operations	35,137	37,732	105,153	112,117
Casino operations	11,350	12,558	34,972	36,993
Depreciation and amortization	3,474	3,993	10,404	11,778
General and administrative	2,440	2,635	7,183	8,074

Total costs and expenses	52,401	56,918	157,712	168,962

Income from operations	5,119	4,499	15,904	17,046

Other income (expense):
Interest income	86	83	315	250
Interest expense, net of capitalized interest	(4,864)	(4,714)	(15,237)	(14,122)
Gain (loss) on sale of assets	(35)	144	53	92

Total other expense	(4,813)	(4,487)	(14,869)	(13,780)

Income before extraordinary item	306	12	1,035	3,266
Extraordinary loss on early retirement of debt	(13,024)	—	(13,024)	—

Net income (loss)	$(12,718)	$12	$(11,989)	$3,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2001 and 2002
(In Thousands) (Unaudited)

	Nine Months Ended September 30,
	2001	2002
Cash flows from operating activities:
Net (loss) income	$(11,989)	$3,266
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	10,404	11,778
Debt discount amortization	1,510	316
Gain on sale of assets	(53)	(92)
Extraordinary loss on early retirement of debt	13,024	—
Other assets	(220)	—
Decrease (increase) in:
Accounts receivable	(616)	368
Prepaid expenses	1,490	(792)
Inventory	(160)	(279)
Due from related parties	22	(133)
Increase (decrease) in:
Accounts payable	(8,348)	(179)
Accrued expenses	761	(4,646)
Due to related parties	(1,262)	(550)
Other liabilities	556	236

Net cash provided by operating activities	5,119	9,293

Cash flows from investing activities:
Additions to notes receivable	(237)	(179)
Collection on notes receivable	311	132
Proceeds from sale of property and equipment	842	344
Purchases of property and equipment	(1,282)	(7,474)
Lease acquisition costs	(414)	(527)

Net cash used in investing activities	(780)	(7,704)

Cash flows from financing activities:
Increase in notes payable to related parties	3,553	—
Payments on notes payable to related parties	(20,947)	—
Payments on long-term debt	(127,517)	(69)
Proceeds from long-term debt	167,025	—
Prepayment penalty on retired debt	(9,776)	—
Loan origination fees	(7,425)	(191)
Member Contributions	900	—
Dividends	(2,376)	—

Net cash provided by (used in) financing activities	3,437	(260)

Net increase in cash and cash equivalents	7,776	1,329
Cash and cash equivalents:
Beginning of period	29,573	44,750

End of period	$37,349	$46,079

Supplemental cash flow information-
Cash paid during the period for interest	$12,980	$18,687

Supplemental schedule of non-cash investing and financing activities-
Purchase of assets through accounts payable	$—	$237
Purchase of assets through direct financing	$2,367	$70

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

        The Company conducts business in the gaming industry and generates revenue principally from gaming machine route operations and casino operations. Gaming machine route operations involve the installation, operation, and service of gaming machines owned by the Company that are located in licensed, leased, or subleased space in retail stores (supermarkets, convenience stores, etc.), bars, and restaurants throughout the State of Nevada. The Company owns and operates Terrible's Hotel & Casino in Las Vegas, Nevada, Terrible's Town Casino & Bowl (Henderson) in Henderson, Nevada, Terrible's Searchlight in Searchlight, Nevada, and Terrible's Town Casino and Terrible's Lakeside Casino & RV Park, both of which are located in Pahrump, Nevada, a community 60 miles west of Las Vegas.

        The gaming industry in the State of Nevada is subject to extensive state and local government regulation. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada Gaming Control Board, and local jurisdictions.

        Interim Financial Statements—The accompanying unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments that management believes are necessary to present fairly the financial position, results of operations and cash flows of Herbst for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results, which may be expected for any other interim period, or for the year as a whole. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's annual report on Form 10-K/A for the year ended December 31, 2001. All intercompany accounts and transactions have been eliminated in consolidation.

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

        Recently Issued and Adopted Accounting Standards—In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS No. 145"). The most significant provisions of SFAS No. 145 relate to the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," but SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Generally, SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 145 on its financial position and results of operations.

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

2.    LEASE ACQUISITION COSTS

	As of December 31, 2001		As of September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In Thousands)
Lease Acquisition Costs	$22,861	$5,454	$22,548	$6,798

        The aggregate amortization expense for the three months ended September 30, 2002 and 2001 was $738 and $721 respectively. The aggregate amortization expense for the nine months ended September 30, 2002 and 2001 was $2,185 and $2,199 respectively.

        Estimated amortization expense for the three months ending December 31, 2002 and the twelve months ending December 31, 2003, 2004, 2005, 2006, and 2007 are $738, $2,856, $2,681, $2,508, $2,368, and $2,294 respectively.

3.    BUSINESS SEGMENTS

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

        Revenues, income from operations, and depreciation and amortization for these segments are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenues
Slot route operations	$42,533	$45,272	$127,323	$136,683
Casino operations	16,311	17,692	50,486	54,463
Other	769	910	1,979	2,255

Total Revenues	59,613	63,874	179,788	193,401
Promotional Allowances
Slot route operations	$47	$125	$109	$221
Casino operations	2,046	2,332	6,063	7,172

Total Promotional Allowances	2,093	2,457	6,172	7,393
Costs and Expenses
Slot route operations	$35,137	$37,732	$105,153	$112,117
Casino operations	11,350	12,558	34,972	36,993
Depreciation/amortization
Slot route operations	$2,032	$2,428	$6,143	$7,113
Casino operations	1,357	1,467	4,016	4,370
Other	85	98	245	295

Total Depreciation/amortization	3,474	3,993	10,404	11,778
Income from operations
Slot route operations	$5,317	$4,987	$15,918	$17,232
Casino operations	1,558	1,335	5,435	5,928
General and administrative	$(2,440)	$(2,635)	$(7,183)	$(8,074)
Other	684	812	1,734	1,960

Total income from operations	5,119	4,499	15,904	17,046
Other Costs and Expenses
Interest income	$86	$83	$315	$250
Interest expense	(4,864)	(4,714)	(15,237)	(14,122)
Gain (loss) on sale of assets	(35)	144	53	92

Total other costs and expenses	(4,813)	(4,487)	(14,869)	(13,780)
Income before extraordinary item	$306	$12	$1,035	$3,266

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a gaming company that owns and operates approximately 6,900 slot machines throughout the State of Nevada. Our route operations involve the exclusive installation and operation of approximately 5,400 slot machines in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants. We also own and operate Terrible's Hotel & Casino in Las Vegas, as well as four other small casinos.

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

        We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986. Under those provisions, the owners of the Company pay income taxes on our taxable income. Accordingly, a provision for income taxes is not included in our financial data.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Route Operations

        Route operations accounted for 71.0% of total revenues during the quarter ended September 30, 2001 and 2002, respectively. Total revenues from route operations were $45.3 million for the quarter ended September 30, 2002, an increase of $2.8 million, or 6.6%, from $42.5 million for the quarter ended September 30, 2001. The increase in revenues was principally due to the replacement and refurbishment of route slot machines over the past year that resulted in increased customer play and the addition of several new route locations.

        Route operating costs were $37.7 million, or 83.4%, of route revenues for the quarter ended September 30, 2002. This compares to $35.1 million and 82.6% of route revenues for the same period in 2001. The increase in route operating expenses of $2.6 million was primarily related to participation costs and space leases.

        Due to the increase in expenses, Route EBITDA (defined as segment revenues less promotional allowances less segment costs with no corporate allocation for overhead) for the quarter ended September 30, 2002 was $7.4 million, approximately the same as the EBITDA of $7.3 million for the quarter ended September 30, 2001.

Casino Operations

        Casino operations accounted for 27.7% of total revenues for the quarter ended September 30, 2002 and 27.4% for the same period in 2001. Total revenues derived from casino operations were $17.7 million for the quarter ended September 30, 2002, an increase of $1.4 million, or 8.6%, from $16.3 million for the quarter ended September 30, 2001. This increase was primarily due to increased customer slot play.

        Total casino operating costs increased $1.2 million to $12.6 million, or 71%, of casino revenues for the quarter ended September 30, 2002, compared to $11.4 million, or 69.5%, of casino revenues for the quarter ended September 30, 2001. Casino EBITDA was $2.8 million for the quarter ended September 30, 2002, which was a slight decrease over the results for September 30, 2001 of

$2.9 million. EBITDA decreases came primarily from the Las Vegas and Henderson casino properties as the Pahrump properties continue to improve.

Other Revenue

        Other revenue consists of non-gaming revenue items. This accounted for approximately 1.4% of total revenues, or $0.9 million, for the quarter ended September 30, 2002, compared to 1.3% of total revenues, or $0.8 million, during the third quarter of 2001.

Promotional Allowances

        Promotional allowances were $2.5 million, or 3.8% of total revenues, for the quarter ended September 30, 2002, an increase of $0.4 million, or 19.0%, from $2.1 million, or 3.5% of total revenues for the quarter ended September 30, 2001. The increase was primarily due to more aggressive promotional policies at the casinos.

Other Costs

        General and administrative expenses, or G&A, were $2.6 million for the quarter ended September 30, 2002, an increase of $0.2 million, or 8.3%, from $2.4 million for the quarter ended September 30, 2001. The increase was due to costs associated with an increase in insurance and the increase in the license and trademark fees to Terrible Herbst, Inc., a related party. G&A expenses as a percentage of revenue were 4.1% for both the quarters ended September 30, 2002 and 2001.

        Depreciation and amortization expense was $4.0 million for the quarter ended September 30, 2002, an increase of $0.5 million, or 14.3%, from $3.5 million for the third quarter of 2001.

Income from Operations

        As a result of the factors discussed above, income from operations was $4.5 million for the quarter ended September 30, 2002, a decrease of $0.6 million, or 11.8%, from $5.1 million for the quarter ended September 30, 2001. As a percentage of total revenues, income from operations decreased from 8.6% during the third quarter of 2001 to 7.0% during the same period in 2002.

Other Expense

        Other expense was $4.5 million for the quarter ended September 30, 2002, decreasing $0.3 million from $4.8 million in 2001. This decrease was due to lower interest expense as a result of debt restructuring in August of 2001 and a gain on sale of assets in 2001 versus a loss on sale of assets in 2002.

Net Income (Loss)

        As a result of the items discussed above, net income for the quarter ended September 30, 2002 was $0.01 million, compared to the net income (before extraordinary charges) of $0.3 million for the third quarter of 2001.

        There was an extraordinary charge incurred in the third quarter of 2001 of $13.0 million due to debt restructuring in conjunction with our $170.0 million bond offering, this charge resulted in a net loss for the quarter of $12.7 million.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Route Operations

        Route operations accounted for 71.0% of total revenues during the nine months ended September 30, 2001 and 2002, respectively. Total revenues from route operations were $136.7 million for the nine months ended September 30, 2002, an increase of $9.4 million, or 7.4%, from $127.3 million for the nine months ended September 30, 2001. The increase in revenues was principally due to the replacement and refurbishment of route slot machines over the past year, which resulted in increased customer play, and the addition of several new route locations.

        Route operating costs were $112.1 million, or 82.0%, of route revenues for the nine months ended September 30, 2002. This compares to $105.2 million and 82.6% of route revenues for the same period in 2001. The increase in route operating expenses of $7.0 million was primarily related to increased participation costs and space leases.

        Route EBITDA for the nine months ended September 30, 2002 was $24.3 million, an increase of $2.2 million, or 10.0%, from $22.1 million for the nine months ended September 30, 2001.

Casino Operations

        Casino operations accounted for 28.0% of total revenues for the nine months ended September 30, 2002 and 2001, respectively. Total revenues derived from casino operations were $54.5 million for the nine months ended September 30, 2002, an increase of $4.0 million, or 7.9%, from $50.5 million for the nine months ended September 30, 2001. This increase in revenue was primarily due to increased customer play at Terrible's Hotel & Casino in Las Vegas and the Pahrump casinos. Casino operating costs were $37.0 million, or 67.9%, of casino revenues for the nine months ended September 30, 2002, compared to $35.0 million, or 69.3%, of casino revenues for the nine months ended September 30, 2001. Operating expenses increased primarily in the areas of promotions and marketing. These expense increases drove the increases in revenue. Income from casino operations increased 9.2%, or $0.5 million, to $5.9 million for the nine months ended September 30, 2002, compared to $5.4 million for the nine months ended September 30, 2001. Casino EBITDA was $10.3 million for the nine months ended September 30, 2002, which was a $0.8 million, or 8.9%, increase from $9.5 million for the nine months ended September 30, 2001. Increases in year-to-date EBITDA came from the casino properties in both Las Vegas and Pahrump.

Other Revenue

        Other revenue consists of non-gaming revenue items. This accounted for approximately 1.2% of total revenues, or $2.3 million, for the nine months ended September 30, 2002 compared to 1.1% of total revenues, or $2.0 million, during the first nine months of 2001.

Promotional Allowances

        Promotional allowances were $7.4 million, or 3.8% of total revenues, for the nine months ended September 30, 2002, an increase of $1.2 million, or 19.4%, from $6.2 million, or 3.5%, of total revenues for the nine months ended September 30, 2001. The increase was primarily due to more aggressive promotional policies at the casinos.

Other Costs

        G&A expenses were $8.1 million for the nine months ended September 30, 2002, an increase of $0.9 million, or 12.5%, from $7.2 million for the nine months ended September 30, 2001. The increase was due to costs associated with an increase in insurance and the increase in the license and trademark fees to Terrible Herbst, Inc., a related party. G&A expenses as a percentage of total revenues were

4.2% of revenue for the nine months ended September 30, 2002 compared to approximately 4.0% for the nine months ended September 30, 2001.

        Depreciation and amortization expense was $11.8 million for the nine months ended 2002, an increase of $1.4 million, or 13.5%, from $10.4 million for the first nine months of 2001.

Income from Operations

        As a result of the factors discussed above, income from operations was $17.0 million for the nine months ended September 30, 2002, an increase of $1.1 million, or 6.9%, from $15.9 million for the nine months ended September 30, 2001. As a percentage of total revenues, income from operations were equivalent at 8.8% for both year-to-date periods.

Other Expense

        Other expense was $13.8 million for the quarter ended September 30, 2002, decreasing $1.1 million from $14.9 million in 2001. This decrease was due to lower interest expense as a result of debt restructuring in August of 2001.

Net Income

        As a result of the items discussed above, net income for the nine months ended September 30, 2002 was $3.3 million as compared to a loss of $12.0 million. This figure includes the $13.0 million non-recurring charge. If adjusted for that one time charge, the Company would have had $1.0 million in net income for the nine-month period ended September 30, 2001, resulting in a $2.2 million increase in recurring net income for the first nine months of 2002.

Liquidity and Capital Resources

Cash Flows

        At September 30, 2002, we maintained $46.1 million in cash and equivalents. We expect to fund our operations, debt service and capital needs from operating cash flow and cash on hand. Based upon our anticipated future operations, we believe that cash on hand together with available cash flow will be adequate to meet our anticipated working capital requirements, capital expenditures and scheduled payments of interest on the senior secured notes for at least the foreseeable future. No assurances can be given, however, that our cash flow will be sufficient for that purpose. There can be no assurance that our estimates of our cash needs are accurate or that new business developments or other unforeseeable events will not occur, resulting in the need to raise additional funds.

Operating Activities

        During the nine months ended September 30, 2002, operating activities provided $9.3 million in cash flows on $3.3 million in net income. Net income for the nine months ended September 30, 2002 included non-cash expenses (depreciation and amortization) of $11.8 million.

Investing Activities and Capital Expenditures

        For the nine months ended September 30, 2002, we had net cash used for investing activities of $7.7 million primarily related to the purchase and installation of new slot machines.

        Capital expenditures for the remainder of 2002 are anticipated to be approximately $1.0 million. These funds will be primarily used for maintenance capital expenditures and for the purchase of slot machines.

Financing Activities

        Cash flows used in financing activities were $0.3 million in the first nine months of 2002. On August 24, 2001, we issued $170.0 million aggregate principal amount of our 10 3/4% senior secured notes. The indenture permits us to incur up to $10.0 million of additional indebtedness for working capital purposes as well as $10.0 million in financing for asset purchases without first meeting the debt incurrence test set forth in the indenture. In September of 2002, we secured a $10.0 million revolving credit facility from US Bank of Nevada. The line of credit is available for working capital purposes and is secured by furniture, fixtures and equipment at our Las Vegas casino.

        Our ability to service our debt will depend on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

Contractual Obligations

        The following table summarizes our contractual obligations as of September 30, 2002:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In Thousands)
Contractual Obligations:
Long-term debt	$167,636	$79	$66	$—	$167,491
Lease obligations	113,943	53,998	46,244	2,789	10,912

Total cash obligations	$281,579	$54,077	$46,310	$2,789	$178,403

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

        In September 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations, if any.

Certain Forward-Looking Statements

        This report includes "forward-looking statements" within the meaning of the securities laws. All statements regarding our expected financial position, business strategies and financing plans under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are forward-looking statements. In addition, in those and other portions of this Form 10-Q, the words, "anticipates," "believes," "seeks," "expects," "plans," "intends" and similar expressions, as they relate to Herbst or its management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, and have based these expectations on our beliefs as well as assumptions we have made, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from such expectations are disclosed in this report including, without limitation, the following factors:

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

        On August 24, 2001, we issued $170.0 million in 10 3/4% senior secured notes. The proceeds of these notes were used to refinance substantially all of our existing debt and for working capital purposes. In September 2002, we secured a $10.0 million revolving line of credit from US Bank of Nevada. This facility has a floating interest rate and currently has no outstanding balance. All other debt is currently at a fixed rate of interest.

        The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $176.9 million as of September 30, 2002.

        We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

        We do not have any cash or cash equivalents as of September 30, 2002 that are subject to market risk based on changes in interest rates.

Item 4. CONTROLS AND PROCEDURES

        (a)  Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

        (b)  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II.—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        None.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Item 5. OTHER INFORMATION

        None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits. The following exhibits are filed as part of this Form 10-Q:

4.1	First Supplemental Indenture dated as of August 23, 2002 between Herbst Gaming, Inc., certain guarantors and The Bank of New York
10.1	First Amendment to Security Agreement dated as of August 23, 2002 among Herbst Gaming, Inc. and its subsidiaries and The Bank of New York
10.2	First Amendment to Deed of Trust dated as of August 23, 2002 among Flamingo Paradise Gaming, LLC and The Bank of New York
10.3	Credit Agreement dated September 6, 2002 by and among Herbst Gaming, Inc., Flamingo Paradise Gaming, LLC, and U.S. Bank National Association
10.4	Security Agreement dated as of September 6, 2002, by and between Flamingo Paradise Gaming, LLC and U.S. Bank National Association
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K.

        None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2002	Herbst Gaming, Inc. (Registrant)

	By:	/s/ MARY E. HIGGINS Mary E. Higgins
	Its:	Chief Financial Officer

HERBST GAMING, INC.
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Edward J. Herbst, Chief Executive Officer, President and Chairman of Herbst Gaming, Inc., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Herbst Gaming, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ EDWARD J. HERBST Edward J. Herbst, Chief Executive Officer, President and Chairman

HERBST GAMING, INC.
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Mary E. Higgins, Chief Financial Officer of Herbst Gaming, Inc., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Herbst Gaming, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ MARY E. HIGGINS Mary E. Higgins, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
4.1	First Supplemental Indenture dated as of August 23, 2002 between Herbst Gaming, Inc., certain guarantors and The Bank of New York
10.1	First Amendment to Security Agreement dated as of August 23, 2002 among Herbst Gaming, Inc. and its subsidiaries and The Bank of New York
10.2	First Amendment to Deed of Trust dated as of August 23, 2002 among Flamingo Paradise Gaming, LLC and The Bank of New York
10.3	Credit Agreement dated September 6, 2002 by and among Herbst Gaming, Inc., Flamingo Paradise Gaming, LLC, and U.S. Bank National Association
10.4	Security Agreement dated as of September 6, 2002, by and between Flamingo Paradise Gaming, LLC and U.S. Bank National Association
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

TABLE OF CONTENTS
  PART I.—FINANCIAL INFORMATION
  Item 1. Financial Statements.
HERBST GAMING, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets at December 31, 2001 and September 30, 2002 (Dollars In Thousands)
HERBST GAMING, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations for the Three Months and the Nine Months Ended September 30, 2001 and 2002 (In Thousands)(Unaudited)
HERBST GAMING, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2002 (In Thousands) (Unaudited)
HERBST GAMING, INC. AND SUBSIDIARIES Notes To Condensed Consolidated Financial Statements (Unaudited)
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  Item 4. CONTROLS AND PROCEDURES
  PART II.—OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  Item 3. DEFAULTS UPON SENIOR SECURITIES
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 5. OTHER INFORMATION
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
HERBST GAMING, INC. CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
HERBST GAMING, INC. CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT INDEX