Form 10-K
period 2002-12-31
HERBST GAMING INC
filed 2003-03-24
CIK 1160294

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Not Applicable
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☐ No    Not Applicable

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Not Applicable

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of this Act). ☐ Yes    ☒ No

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of December 31, 2002, based on the price at which the common equity was sold, was approximately $0.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2002.

        Common Stock, no par value, 300 outstanding shares.

Documents Incorporated by Reference

        None.

PART I

Item 1. Business

General

        We are a gaming company that owned and operated as of December 31, 2002 through subsidiaries approximately 7,000 slot machines throughout the State of Nevada. Our business is divided into two segments—slot route operations and casino operations.

        Our route operations involve the exclusive installation and operation of slot machines at strategic, high traffic, non-casino locations such as grocery stores, drug stores, convenience stores, bars and restaurants. Our slot machines include video poker, Keno, slot and other games. We are one of the largest slot route operators in Nevada with approximately 5,400 slot machines in approximately 530 locations as of December 31, 2002.

        Our casino operations consist of owning and operating five casinos in Nevada including Terrible's Hotel & Casino, located one mile from the Las Vegas Strip, Terrible's Lakeside Casino & RV Park and Terrible's Town Casino in Pahrump, Terrible's Casino & Bowl in Henderson, and Terrible's Searchlight Casino located in Searchlight.

        Herbst Gaming, Inc. was incorporated in Nevada on January 21, 1997. In connection with the offering of $170,000,000 in principal amount of its 10 3/4% senior secured notes due 2008, Herbst Gaming, Inc. became the holding company of all gaming interests formerly owned by Edward, Timothy and Troy Herbst, who are brothers as well as the owners of all of the stock of Herbst Gaming, Inc. On August 23, 2001, Herbst Gaming, Inc. commenced business operations when the Herbst brothers entered into contribution agreements pursuant to which they contributed all of the outstanding stock of E-T-T, Inc. and Market Gaming, Inc., as well as all of the membership interests in E-T-T Enterprises L.L.C. and 80% of the membership interests in Flamingo Paradise Gaming, LLC to Herbst Gaming. In addition, E-T-T, Inc., which owned a 20% membership interest in Flamingo Paradise Gaming, LLC, entered into an assignment of membership interest pursuant to which E-T-T, Inc. assigned its 20% membership interest in Flamingo Paradise Gaming, LLC to Herbst Gaming. As a result of the contributions, Herbst Gaming, Inc. became a holding company of subsidiaries that conduct slot route or casino operations.

        Our principal executive offices are located at 3440 West Russell Road, Las Vegas, Nevada 89118 and our telephone number is (702) 889-7695.

        Herbst Gaming has elected to be taxed as a Subchapter S corporation.

Available Information

        Our Internet address is www.herbstgaming.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Recent Developments

        Consent Solicitation.    On January 23, 2003, we consummated a consent solicitation to amend provisions of our indenture governing our 10 3/4% senior secured notes and related collateral documents relating to (1) the incurrence of debt and liens, and the taking of other actions, in connection with the then pending acquisition of Anchor Coin's slot route business and related assets and (2) the amount of indebtedness that we or our restricted subsidiaries may incur for working capital and other general corporate purposes. Accordingly, holders of our notes consented to (i) the incurrence of debt for the purchase of Anchor Coin's slot route business prior to consummation of the acquisition and (ii) increasing the amount that we may incur for working capital purposes to $30.0 million.

        Issuance of Notes.    On January 24, 2003, we completed the sale of an additional $47.0 million in aggregate principal amount of our existing 10 3/4% senior secured notes due September 1, 2008. The net proceeds of the notes were used to purchase a portion of the slot route assets of Anchor Coin, a subsidiary of International Game Technology. Pursuant to the registration rights agreement that we entered into in connection with the offering of the 10 3/4% senior secured notes, we agreed to complete an exchange offer whereby the holders of the 10 3/4% senior secured notes would be able to exchange their unregistered notes for substantially identical notes that would be registered under the Securities Act of 1933. Accordingly, we will be filing an exchange offer registration statement on Form S-4 in the near future.

        Anchor Coin Acquisition.    Following issuance of the additional 10 3/4% senior secured notes due 2008, we completed our purchase of all of the slot route business and related assets of Anchor Coin at a purchase price of approximately $61.0 million on February 21, 2003. As a result of the acquisition, the number of slot machines operated by us in the State of Nevada increased by 1,100 to approximately 8,100 slot machines. The Anchor Coin transaction provided us with contracts to operate slot machines in 88 additional locations, including 28 Smith's Food & Drug grocery stores.

        Prior to closing the Anchor Coin transaction, The Kroger Co., through two of its subsidiaries, acquired 18 grocery stores in the Las Vegas area from Raley's Inc. Smith's Food & Drug Centers, one of Kroger's subsidiaries, acquired 7 of the 18 grocery stores, the other Kroger subsidiary acquired 8 stores to be operated under the trade name "Food 4 Less" and 3 stores were not reopened. Anchor Coin claimed the exclusive right to operate slot machines in the remaining 15 grocery stores pursuant to its space lease agreement with Smith's, while another route operator that had a similar agreement with Raley's claimed it had the right to continue to operate slot machines in the grocery stores.

        On January 16, 2003, Kroger, Anchor Coin and the other slot route operator entered into a settlement agreement that permits us to operate the 7 grocery stores acquired by Smith's beginning on July 1, 2003. In exchange, we will transfer our rights to any Food 4 Less stores that we operate as of June 30, 2003 to the other slot route operator. In addition, Kroger and the other slot route operator consented to the assignment of all rights and obligations of Anchor Coin under the settlement agreement to us as of the date that we acquire the slot route business and other related assets, including the space lease arrangements with Smith's.

Narrative Description of Business

        Our business focuses on attracting and fostering repeat business from local gaming patrons in both our route and casino operations. Local patrons are typically sophisticated gaming customers who seek convenient locations, high payouts and a pleasant atmosphere.

Route Operations

        Our route operations involve the exclusive installation and operation of slot machines in chain store and street account locations. We define chain stores as grocery stores, drug stores, merchandise stores and convenience stores, with more than five locations. Our chain store contracts are primarily with large, national retailers, such as Albertsons, Vons, Safeway, SavOn, Kmart and Rite Aid, as well as Terrible Herbst. Street accounts include local bars, restaurants and non-chain convenience stores. Nevada law limits slot route operations to certain types of non-casino locations including bars, taverns, saloons, convenience stores, grocery stores, drug stores and airports. Most locations are limited to offering no more than 15 slot machines.

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

Casino Operations

        Our casino operations consist of owning and operating five casinos in Nevada.

Terrible's Hotel & Casino

        Terrible's Hotel & Casino in Las Vegas, our largest casino, opened on December 6, 2000. Terrible's features 769 slot and video poker machines, eight tables, a race and sports book and 185-seat bingo hall. Terrible's offers a buffet, 24-hour café, and a McDonald's. There are 373 rooms with standard amenities as well as a pool and spa. Terrible's is conveniently located approximately one mile east of the Las Vegas Strip, which we believe appeals to locals who wish to avoid the congestion of the Strip. Terrible's favorable location has made it popular with Strip casino employees. The next major locals casino east of us is approximately six miles away on Boulder Highway. Although we are not a tourist destination, we receive a certain amount of tourist traffic through our casino due to our location near the airport, the Strip and the Las Vegas Convention Center.

Other Casinos

  •
  Terrible's Town Casino in Pahrump, featuring 323 slot machines, six table games, a race and sports book, a 145-seat bingo facility and a restaurant;

  •
  Terrible's Lakeside Casino and RV Park in Pahrump, featuring 241 slot machines, a sports book that is open seasonally, a 232-seat bingo facility, a restaurant and 159 spaces for recreational vehicles adjacent to a seven-acre lake;

  •
  Terrible's Casino & Bowl in Henderson, featuring 96 slot machines and a 16-lane bowling alley; and

  •
  Terrible's Searchlight Casino in Searchlight, featuring 74 slot machines.

Financial Information

        The primary source of our revenue and income is from our route and casino operations, although we view the restaurants, bars and services to be important adjuncts to our casino operations. The following table sets forth the contribution to total net revenues on a dollar and percentage basis of our major activities for the years ended December 31, 2002, 2001 and 2000.

	Years Ended December 31,
	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenues:
Route operations(1)	$183,877	73.7%	$170,893	73.3%	$86,109	77.3%
Casino operations(1)	72,498	29.0	67,831	29.1	25,315	22.7
Other	2,949	1.2	2,837	1.2	2,376	2.1

Total revenues(2)	259,324	103.9	241,561	103.6	113,800	102.1
Less promotional allowances(1)	9,802	3.9	8,410	3.6	2,400	2.1

Total net revenues	$249,522	100.0%	$233,151	100.0%	$111,400	100.0%

(1)
Calendar year 2001 reflects the first full year of operations of (i) the slot route operations purchased from Jackpot Enterprises, Inc. in November 2000 and (ii) the opening of Terrible's Hotel & Casino in December 2000. As a result, the results of operations for calendar years 2002 and 2001 may not be comparable to the results of operations incurred in earlier years. Route and casino revenues are the net difference between gaming wins and losses. Promotional allowances consist primarily of food and beverages furnished gratuitously to customers. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances. See Note 1 of Notes to Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data".

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

        We have implemented a unique players club that rewards customers with points for playing at our route and casino locations as well as for purchases made at Terrible Herbst gas stations and convenience stores in the Las Vegas area. Points may be redeemed for cash as well as free or discounted rooms, food or other goods or services provided at any such location.

Competition

        Our slot route operations are subject to substantial direct competition for our revenue-sharing and fixed space lease locations from two large route operators and numerous small operators, located principally in Las Vegas, Nevada. The principal method of competition for slot route operators includes the economic terms of the revenue-sharing or space lease arrangement, the services provided and the reputation of the route operator. Price competition for revenue-sharing or space lease arrangements is intense and we believe that price competition among slot route operators will continue. We are one of the largest route operators with approximately 5,400 slot machines situated in locations outside of our casinos as of December 31, 2002.

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

        Our casino operations in Pahrump, Henderson, and Searchlight, Nevada face competition from other casinos located in the vicinity of these properties.

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

Employees

        As of December 31, 2002 we employed approximately 2,100 employees. None of our employees is covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

        Corporations and other entities that operate casinos or slot routes in Nevada are required to be licensed by the Nevada Gaming Authorities. A gaming license for such activities requires the periodic payment of fees and taxes and is not transferable. Herbst Gaming is registered by the Nevada Gaming Commission as a publicly traded corporation (a "registered corporation"). As a registered corporation, we are required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and furnish any other information that the Nevada Gaming Commission may require. Herbst Gaming has been found suitable by the Nevada Gaming Commission to own the stock of E-T-T, Inc., which is licensed by the Nevada Gaming Commission as a casino and slot route operator, Market Gaming, Inc., which is licensed as a slot route operator, and Flamingo Paradise Gaming, LLC, which is licensed as a casino operator. E-T-T, Inc., is also registered by the Nevada Gaming Commission as an intermediary holding company (the "Intermediary Company") and has been found suitable to own the stock of Corral Country Coin, Inc., Cardivan Company, and Corral Coin, Inc., all of which are licensed by the Nevada Gaming Authorities as slot route operators (all of the foregoing, including Market Gaming, Inc., and Flamingo Paradise Gaming, LLC, are referred to as the "Gaming Subsidiaries"). No person may become a stockholder of, or receive any percentage of the profits from, the Intermediary Company or any of the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Herbst Gaming, the Intermediary Company, and all of the Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

        Herbst Gaming may be required to disclose to the Nevada State Gaming Control Board and the Nevada Gaming Commission the identities of all holders of our issued and outstanding 10 3/4% senior secured notes. The Nevada Gaming Commission may, in its discretion, require the holder of any debt security of a registered corporation to file applications, be investigated and be found suitable to own the debt security of a registered corporation. If the Nevada Gaming Commission determines that a person is unsuitable to own a debt security, then pursuant to Nevada law, the registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Gaming Commission, it:

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

Item 2. Properties

        We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry on our business. We also believe that our gaming properties are operated at satisfactory levels of utilization and each property is monitored to make sure that the needs of our business and customers are met. All of our properties are subject to deeds of trust securing the 10 3/4% senior secured notes.

        Our principal properties consist of the following:

        Company Headquarters and Warehouse.    We lease a four-acre site in Las Vegas and own the 50,000 square foot building where our executive offices and operational headquarters are located. This facility houses our executive and administrative offices and is used for sub-assembly and warehouse space for our slot route operations. The lease between the Herbst Family Limited Partnership II, a Nevada limited partnership, and us ends on June 30, 2016, with options to renew the lease for five additional successive terms of ten years each.

        Office Space and Convenience Store.    We lease a 3-acre site and a 50,000 square foot building where our employment center and purchasing department are located. The lease between the Herbst

Grandchildren's Trust, a trust governed under the laws of the State of Nevada and a related party, and us ends on November 27, 2012, with options to renew the lease for five additional successive terms of ten years each.

        Terrible's Searchlight Casino.    We lease the land on which Terrible's Searchlight Casino is located in Searchlight, Nevada. The lease ends on June 30, 2022, with options to renew the lease for five additional successive terms of ten years each.

        Terrible's Hotel & Casino.    We own the 10-acre site in Las Vegas on which Terrible's Hotel & Casino is located, consisting of a 45,000 square foot casino with 373 guest rooms.

        Terrible's Town Casino.    Terrible's Town Casino in Pahrump, Nevada, which is approximately 60 miles from Las Vegas, comprises an approximate 30,000 square foot building on approximately three acres. We lease the land from the Herbst Family Limited Partnership I, a Nevada limited partnership and a related party. The lease expires on June 30, 2006. We also have an option to further extend the lease for four additional successive terms of five years each.

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

Item 3. Legal Proceedings

        From time to time, we are a party to various claims arising in the normal course of business. Management believes, however, that there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our financial condition, results of operations or liquidity.

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

Item 6. Selected Historical Consolidated Financial Data

        We derived the following selected historical consolidated financial data as of and for each of the five years ended December 31, 2002, from our audited consolidated financial statements. In November 2000, we purchased Jackpot's route operations, and in December 2000, we opened Terrible's Hotel & Casino. Therefore, the periods beginning on or after January 1, 2001 are the only periods presented that reflect all of our current operations and may not be comparable to prior years. The following information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and related notes included in this annual report.

        We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986. Under those provisions, the owners of our company pay income taxes on our taxable income. Accordingly, a provision for income taxes is not included in our financial data.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Income statement data:
Revenues
Route operations	$63,530	$67,870	$86,109	$170,893	$183,877
Casino operations	17,063	19,664	25,315	67,831	72,498
Other	1,802	1,990	2,376	2,837	2,949

Total revenues	82,395	89,524	113,800	241,561	259,324
Promotional allowances-route	(31)	(68)	(218)	(143)	(305)
Promotional allowances-casino	(1,289)	(1,414)	(2,182)	(8,267)	(9,497)

Net revenues	81,075	88,042	111,400	233,151	249,522

Costs and expenses
Route operations	54,058	58,995	74,321	141,535	150,781
Casino operations	8,958	13,331	17,322	46,686	48,635
General and administrative	3,618	3,808	4,782	10,168	10,812
Depreciation and amortization	5,261	5,621	5,318	14,198	15,741
Pre-opening expenses	—	—	2,361	—	—

Total costs and expenses	71,895	81,755	104,104	212,587	225,969

Income from operations	9,180	6,287	7,296	20,564	23,553

Interest income	93	64	82	407	336
Interest expense	(2,026)	(2,216)	(4,643)	(19,952)	(18,785)
Gain on sale of assets	179	705	603	41	129

Net income before extraordinary item	7,426	4,840	3,338	1,060	5,233
Extraordinary loss on early retirement of debt(1)	—	—	—	(13,024)	—

Net Income (loss)	$7,426	$4,840	$3,338	$(11,964)	$5,233

	As of December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$8,564	$11,632	$29,573	$44,750	$55,035
Total assets	41,415	79,458	171,132	180,183	183,713
Total debt(2)	24,022	59,463	133,138	167,319	167,941
Stockholders' equity (deficiency)	8,702	8,454	6,972	(6,468)	(1,235)
	Year Ended December 31,
	1998		1999		2000		2001		2002
	(in thousands, except ratios)
Other data:
Ratio of earnings to fixed charges(3)	4.7	x	1.8	x	1.0	x	1.1	x	1.3	x
Net cash provided by operating activities	$12,495		$12,374		$14,881		$14,945		$19,323
Net cash used in investing activities	(7,235)		(19,674)		(44,939)		(2,778)		(8,700)

Net cash provided by (used in) financing activities	(5,529)	10,368	47,999	3,010	(338)
Capital expenditures	6,766	20,920	10,036	3,226	(8,442)
Route EBITDA(4)	9,441	8,807	11,570	29,215	32,791
Casino EBITDA(4)	6,816	4,919	5,811	12,878	14,366
Consolidated EBITDA(4)	$14,713	$12,677	$15,660	$35,210	$39,759

(1)
Includes an extraordinary charge of $13.0 million recognized in August 2001 related to the write-off of unamortized financing fees and other costs due to the repayment of $143.8 million of our long-term debt. The repayment was due in conjunction with the issuance of $170.0 million senior secured notes in August of 2001.

(2)
Total debt consists of the current and long-term portions of notes payable to related parties and long-term debt for all periods presented.

(3)
For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before fixed charges and extraordinary items (other than capitalized interest). Fixed charges consist of interest expensed and capitalized.

(4)
Consolidated EBITDA consists of net income plus depreciation and amortization, interest expense net of capitalized interest, pre-opening expenses and extraordinary item. Segment EBITDA for route and casino is calculated before allocation of overhead. EBITDA is presented because it is used as a performance measure to analyze the performance of our business segments (see Note 11 to financial statements—Business Segments). In addition, EBITDA is presented because we believe it is frequently used by securities analysts, investors and others in the evaluation of companies in our industry and because certain debt covenants under the indenture governing our 10 3/4% senior secured notes due 2008 are tied to EBITDA. However, other companies in our industry may calculate EBITDA differently. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or as an alternative to net income or as an indicator of operating performance or any other measure of performance derived in accordance with generally accepted accounting principles.

          The following table is a reconciliation of net income to EBITDA:

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Net income (loss)	$7,426	$4,840	$3,338	$(11,964)	$5,233
Adjustments:
Depreciation and amortization	5,261	5,621	5,318	14,198	15,741
Pre-opening expenses	—	—	2,361	—	—
Interest expense net of capitalized interest	2,026	2,216	4,643	19,952	18,785
Extraordinary item—loss on early retirement of debt	—	—	—	13,024	—

Consolidated EBITDA	$14,713	$12,677	$15,660	$35,210	$39,759

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the section "Selected Historical Consolidated Condensed Financial Data" and the consolidated financial statements and related notes included elsewhere in this annual report.

Overview

        We are a gaming company that owned and operated approximately 7,000 slot machines throughout the State of Nevada as of December 31, 2002. Our route operations involved the exclusive installation and operation of approximately 5,400 slot machines as of December 31, 2002 in strategic, high traffic, non-casino locations, such as grocery stores drug stores, convenience stores, bars and restaurants. We also own and operate Terrible's Hotel & Casino in Las Vegas, as well as four other small casinos.

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

        On November 20, 2000, we completed the acquisition of the stock of three subsidiaries of Jackpot. This acquisition dramatically impacted all of our operations since November 2000. In addition, in December 2000, we opened Terrible's Hotel & Casino. Therefore, the periods beginning on or after January 1, 2001 are the only periods presented that reflect all of our current operations and may not be comparable to any prior periods.

        In August of 2001, we restructured substantially all of our debt with a $170.0 million offering of senior secured notes.

        We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986. Under those provisions, the owners of our company pay income taxes on our taxable income. Accordingly, a provision for income taxes is not included in our financial data.

Recent Events

        In February 2003, we acquired Anchor Coin's slot route business and related assets at a purchase price of approximately $61.0 million. Upon the consummation of this acquisition, the number of slot machines used in our operations increased from approximately 7,000 to approximately 8,100. The Anchor Coin transaction provided us with contracts to operate slot machines in certain Smith's Food & Drug grocery stores, and other locations. We funded this acquisition, in part, with the proceeds from the issuance of an additional $47.0 million in principal amount of our senior secured notes.

Year 2002 Compared to Year 2001

Route Operations

        Route operations accounted for 71% of total revenues during the years ended December 31, 2001 and 2002, respectively. Total revenues from route operations were $183.9 million for the year ended December 31, 2002, an increase of $13.0 million, or 8%, from $170.9 million for the year ended December 31, 2001. At December 31, 2002, we were operating approximately 5,400 slot machines approximately the same number of machines as at December 31, 2001. The increase in route revenue was a result of increased per machine revenues due to the replacement and refurbishment of slot machines during 2002.

        Route operating costs were $150.8 million, or 82%, of route revenues for the year ended December 31, 2002. This compares to $141.5 million and 83% of route revenues for the same period in 2001. The increase in route operating expenses was primarily related to increased participation costs and space leases.

        Route EBITDA (as defined) for the year ended December 31, 2002 was $32.8 million, an increase of $3.6 million, or 12%, from $29.2 million for the year ended December 31, 2001.

Casino Operations

        Casino operations accounted for 28% of total revenues for the years ended December 31, 2002 and 2001, respectively. Total revenues derived from casino operations were $72.5 million for the year ended December 31, 2002, an increase of $4.7 million, or 7%, from $67.8 million for the year ended December 31, 2001. This increase in revenue was primarily due to increased customer play at Terrible's Hotel & Casino in Las Vegas. Casino operating costs were $48.6 million, or 67%, of casino revenues for the year ended December 31, 2002, compared to $46.7 million, or 69%, of casino revenues for the year ended December 31, 2001. Operating expenses increased primarily in the areas of promotions and management. The increase in expenses drove the increase in revenue. Casino EBITDA (as defined) was $14.4 million for the year ended December 31, 2002, an increase of $1.5 million, or 12%, from $12.9 million from the year ended December 31, 2001. Increases in EBITDA came from the casino properties in Las Vegas and Pahrump.

Other Revenue

        Other revenue consists of revenue items such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations. Other revenues were $2.9 million for the year ended December 31, 2002 compared to $2.8 million for the year ended December 31, 2001, an increase of 4%.

Promotional Allowances

        Promotional allowances were $9.8 million, or 4% of total revenues, for the year ended December 31, 2002, an increase of $1.4 million, or 17%, from $8.4 million, or 4% of total revenues for the year ended December 31, 2001. The increase was primarily due to heavier promotional spending at the casinos.

Other Costs

        General and administrative expenses, or G&A, were $10.8 million for the year ended December 31, 2002, an increase of $0.6 million, or 6%, from $10.2 million for the year ended December 31, 2001. The increase was primarily due to costs associated with an increase in insurance expenses and the increase in the license and trademark fees to Terrible Herbst, Inc., a related party. G&A expenses as a percentage of net revenue were 4% of the revenue for the years ended December 31, 2001 and 2002, respectively.

        Depreciation and amortization expense was $15.7 million for the year ended December 31, 2002, an increase of $1.5 million, or 11%, from $14.2 million for the year ended December 31, 2001. The increase was due to the amortization expenses associated with the acquired slot route contracts and depreciation expenses associated with new fixed assets.

Income from Operations

        As a result of the factors discussed above, income from operations was $23.6 million for the year ended December 31, 2002, an increase of $3.0 million from $20.6 million for the year ended December 31, 2001. As a percentage of total revenues, income from operations increased from 8.5% during 2001 to 9% during the same period in 2002.

Other Expenses

        Other expense was $18.3 million for the year ended December 31, 2002, a decrease of $1.2 million from the year ending December 31, 2001. The decrease was primarily due to lower interest expense as a result of the debt restructuring done in August of 2001.

Extraordinary Charge

        We incurred an extraordinary charge to earnings of $13.0 million in August of 2001. This charge was due to the costs associated with the retirement and restructuring of $143.0 million of our long-term debt. This restructuring was done in conjunction with the issuance of $170.0 million 10 3/4% senior secured notes in August of 2001. There were no such charges in 2002.

Net Income (loss)

        Net income for the year ending December 31, 2002 was $5.2 million. This is an improvement of $17.2 million from the net loss recorded in 2001.

        The loss in 2001, discussed above, included the $13.0 million in extraordinary charges. Net income before the extraordinary charge due to early retirement of debt was $1.1 million for the year ended December 31, 2001, indicating an improvement in 2002 of $4.2 million or 393%.

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

Liquidity and Capital Resources

Cash Flows

        At December 31, 2002, we maintained $55.0 million in cash and equivalents. We expect to fund our operations, debt service and capital needs from operating cash flow and cash on hand. Based upon our anticipated future operations, we believe that cash on hand together with available cash flow will be adequate to meet our anticipated working capital requirements, capital expenditures and scheduled payments of interest on our 10 3/4% senior secured notes for the next twelve months and at least the foreseeable future. No assurances can be given, however that our cash flow will be sufficient for that purpose. There can be no assurance that our estimates of our cash needs are accurate or that new business developments or other unforeseeable events will not occur, resulting in the need to raise additional funds.

Operating Activities

        During the year ended December 31, 2002, operating activities provided $19.3 million in cash flows on $5.2 million in net income. Net income for the year ended December 31, 2002 included non-cash expenses (depreciation and amortization) of $15.7 million.

Investing Activities and Capital Expenditures

        For the year ended December 31, 2002, we had net cash used for investing activities of $8.7 million primarily related to the purchase and installation of new slot machines.

        Capital expenditures are budgeted to be $11.0 million for 2003. These funds will be primarily used for maintenance capital expenditures at the casinos and for the purchase of slot route assets including new slot machines.

Financing Activities

        Cash flows used in financing activities were $0.3 million in 2002.

        As of December 31, 2002, we maintain a $10.0 million line of credit for working capital purposes. The line had no activity for 2002.

        Our ability to service our debt will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors certain of which are beyond our control.

Subsequent Events

        In February of 2003, we issued $47.0 million of additional 10 3/4% senior secured notes maturing in 2008 increasing the principal amount of senior secured notes outstanding to $217.0 million under the indenture governing our existing 10 3/4% senior secured notes. The proceeds of this issuance were used in connection with approximately $15.0 million in cash from operations to purchase the route assets of Anchor Coin, a subsidiary of International Game Technology, for approximately $61.0 million.

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations and commitments as of December 31, 2002.

	Payments Due by Period
	Total	2003	2004	2005	2006 and Thereafter
	(in thousands)
Contractual Obligations:
Long-term debt	$167,941	$127	$112	$61	$167,641
Operating leases	247,719	58,401	55,867	42,366	91,085

Total Contractual Cash Obligations	$415,660	$58,528	$56,979	$42,427	$258,726

Critical Accounting Policies

        The preparation of our financial statements requires our management to adopt accounting policies and make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Our business and industry is highly regulated. The majority of our revenue is counted in the form of cash, chips and tokens and therefore, is not subject to any significant or complex estimation procedures.

        We have determined that the following accounting policy and related estimates are critical to the preparation of our consolidated financial statements:

Long-Lived Assets

        We have a significant investment in long-lived property and equipment and lease acquisition costs. Significant accounting policies that affect the reported amounts for these assets include the determination of the assets' estimated useful lives, evaluation of the asset's recoverability and the likelihood of technological obsolescence. We estimate useful lives for property and equipment based on historical experience and estimates of products' commercial lives. Significant incremental costs associated with the acquisition of location leases are capitalized and amortized using the straight-line method over the term of the related leases, including expected renewals, which range from 1 to 20 years. Should the actual useful life of an asset differ from the estimated useful life, future operating results could be positively or negatively affected. We review useful lives, obsolescence, and assess commercial viability of these assets periodically.

        We assess the recoverability of long-lived assets when circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, we record an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is determined based on undiscounted expected future cash flows. An adverse change to the estimate of these undiscounted future cash flows could necessitate an impairment charge that would adversely affect operating results.

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

        In April 2002, the FASB issued SFAS No. 145 "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 all but eliminates the presentation in income statements of debt extinguishments as extraordinary items. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We plan to implement SFAS No. 145 in the first quarter of 2003.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

        We have a significant amount of indebtedness. The following chart shows certain important information regarding our indebtedness:

	December 31, 2002
	(in thousands)
Long-term debt, including current portion	$167,941
Stockholders' deficiency	(1,235)

	Year Ended December 31, 2002
Ratio of earnings to fixed charges	1.3	x

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

        We may be able to incur substantial additional indebtedness in the future as the terms of the indenture do not fully prohibit us from doing so. We may incur new debt if we have a fixed charge coverage ratio of at least 2.0x. In addition, we have an undrawn $10.0 million line of credit. Subsequent to December 31, 2002, we amended our indenture to increase the ability of us and our restricted subsidiaries to incur indebtedness for working capital and general corporate purposes from $10.0 million to $30.0 million. If we incur additional debt, the risks set forth above could intensify.

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

        In addition, as of December 31, 2002, we maintained a $10.0 million credit facility to provide us with additional working capital. The credit facility contains covenants similar to those in the indenture, as well as requirements that we maintain specified financial ratios and satisfy certain financial tests. These restrictive covenants may restrict our ability to make capital expenditures or pursue other business strategies.

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

        Our competitors vary in size, scope and breadth. Some of our competitors have greater name recognition and greater financial, selling and marketing, technical and other resources than we do. We must continually attract customers to our route locations and casinos, which requires us to maintain a high level of investment on our part in marketing and customer service. There can be no assurance that we will be able to compete effectively with our existing competitors or with new competitors.

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

        The proposed recommendation of the Nevada Governor's Task Force on Tax Policy could, if implemented, have a material adverse effect on our financial condition.

        We pay substantial taxes and fees in connection with our operations as a gaming company and such taxes and fees are subject to increase at any time. On November 15, 2002, the Nevada Governor's Task Force on Tax Policy recommended, among other taxes:

  •
  a new 0.25% tax on the gross receipts of all business; and

  •
  a new 33% increase in fees imposed by the State on the operation of slot machines in route operations.

        Any tax increase must ultimately be approved by the Nevada legislature, which convened on February 3, 2003, and the Governor of the State of Nevada. It is possible that other legislation relating to tax increases could be enacted that would affect the gaming industry. Any future changes to applicable tax laws, if adopted, could have a material adverse effect on our business, financial condition and results of operations.

        Our operations could be adversely affected due to the adoption of anti-smoking regulations.

        In November 2002, the voters of Clark and Washoe Counties of Nevada, the counties in which the majority of our chain and street customers are located, each approved two non-binding advisory questions that recommended that:

  •
  the Boards of Health of Clark and Washoe Counties be permitted to adopt regulations that are stronger than state law to protect people from secondhand smoke; and

  •
  secondhand smoking be completely prohibited in places frequented by children, such as schools, grocery stores, restaurants, and governmental buildings.

        However, no anti-smoking regulation can be implemented until legislation is first proposed by a state legislator and then approved by the Nevada legislature and the Governor of the State of Nevada. It is not possible to determine the manner, nature or likelihood of changes in the current laws relating to smoking in public places or the effect of regulations regarding secondhand smoke; however, new anti-smoking laws, if adopted, could have a material adverse effect on our business, financial condition and results of operations.

        We are unable to predict the future impact that terrorism and the uncertainty of war may have on our business and operations.

        We believe that the terrorist attacks that occurred on September 11, 2001 have had little impact directly on our route operations. The September 11 attacks have had a modest effect on our casino operations, as our casino operations are impacted by a loss of room revenue as a result of less tourists traveling to southern Nevada. Overall, we believe that our operations to date have not been significantly affected by the terrorist attacks and terrorism in general. We cannot guarantee, however, that our business will remain unaffected by fears of war and any future acts of terrorism. We are unable to predict the future impact that the uncertainty of war and any future acts of terrorism may have on our business and operations, the local markets in which we operate, and the economy in general.

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

        On August 24, 2001 we issued $170.0 million in 10 3/4% senior secured notes. The proceeds of these notes were used to refinance substantially all of our existing debt and for working capital purposes. All debt is currently at a fixed rate of interest. On February 7, 2003, we issued an additional $47.0 million in 10 3/4% senior secured notes, and, as a result, we currently have approximately $217.0 million in aggregate principal amount of notes outstanding under our indenture. In September 2002, we secured a $10.0 million undrawn line of credit from U.S. Bank of Nevada. This facility has a floating interest rate and currently no outstanding balance. All other debt is currently at a fixed rate of interest.

        The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $177,650,000 as of December 31, 2002.

        We do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure.

        We do not have any cash or cash equivalents as of December 31, 2002 that are subject to market risk based on changes in interest rates.

Item 8. Financial Statements and Supplementary Data

        Independent Auditors' Report

  Consolidated Balance Sheets at December 31, 2002 and 2001

  Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000

  Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

  Notes to Consolidated Financial Statements

HERBST GAMING, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Herbst Gaming, Inc. and Subsidiaries Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Herbst Gaming, Inc. and Subsidiaries (the "Company") as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Herbst Gaming, Inc. and Subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 4, 2003

Herbst Gaming, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2001	2002
Assets
Current assets
Cash and cash equivalents	$44,750	$55,035
Accounts receivable, net	1,396	1,389
Notes and loans receivable	276	266
Prepaid expenses	2,959	3,520
Inventory	773	1,143

Total current assets	50,154	61,353
Property and equipment, net	104,372	99,932
Lease acquisition costs, net	17,407	15,140
Due from related parties	452	546
Other assets, net	7,798	6,742

Total assets	$180,183	$183,713

Liabilities and stockholders' deficiency
Current liabilities
Current portion of long-term debt	$74	$127
Accounts payable	5,922	4,695
Accrued expenses	11,395	10,707
Due to related parties	974	430

Total current liabilities	18,365	15,959
Long-term debt, less current portion	167,245	167,814
Other liabilities	1,041	1,175
Commitments and contingencies (Note 9)
Stockholders' deficiency
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in-capital	1,631	1,631
Accumulated deficit	(10,467)	(5,234)

Total stockholders' deficiency	(6,468)	(1,235)

Total liabilities and stockholders' deficiency	$180,183	$183,713

See notes to consolidated financial statements.

Herbst Gaming, Inc.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2000	2001	2002
Revenues
Route operations	$86,109	$170,893	$183,877
Casino operations	25,315	67,831	72,498
Other—non-gaming	2,376	2,837	2,949

Total revenues	113,800	241,561	259,324
Less promotional allowances	(2,400)	(8,410)	(9,802)

Net revenues	111,400	233,151	249,522

Costs and expenses
Route operations	74,321	141,535	150,781
Casino operations	17,322	46,686	48,635
Depreciation and amortization	5,318	14,198	15,741
General and administrative	4,782	10,168	10,812
Pre-opening expenses	2,361	—	—

Total costs and expenses	104,104	212,587	225,969

Income from operations	7,296	20,564	23,553

Other income (expense)
Interest income	82	407	336
Interest expense, net of capitalized interest	(4,643)	(19,952)	(18,785)
Gain on sale of assets	603	41	129

Total other expense	(3,958)	(19,504)	(18,320)

Income before extraordinary item	3,338	1,060	5,233
Extraordinary item—loss on early retirement of debt	—	(13,024)	—

Net income (loss)	$3,338	$(11,964)	$5,233

See notes to consolidated financial statements.

Herbst Gaming, Inc.

Consolidated Statements of Stockholders' Equity (Deficiency)

(in thousands)

Balance	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, January 1, 2000	$2,368	—	$6,086	$8,454
Net income	—	—	3,338	3,338
Dividends	—	—	(5,551)	(5,551)
Contributed capital	—	$731	—	731

Balance, December 31, 2000	2,368	731	3,873	6,972
Net loss	—	—	(11,964)	(11,964)
Dividends	—	—	(2,376)	(2,376)
Contributed capital	—	900	—	900

Balance, December 31, 2001	2,368	1,631	(10,467)	(6,468)
Net income	—	—	5,233	5,233

Balance, December 31, 2002	$2,368	$1,631	$(5,234)	$(1,235)

See notes to consolidated financial statements.

Herbst Gaming, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2000	2001	2002
Cash flows from operating activities
Net income (loss)	$3,338	$(11,964)	$5,233
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	5,318	14,198	15,741
Debt discount amortization	288	1,633	424
Gain on sale of property and equipment	(603)	(41)	(129)
Other	—	(202)	—
Extraordinary loss on early retirement of debt	—	13,024	—
Decrease (increase) in
Accounts receivable	60	(621)	7
Prepaid expenses	(140)	2,182	(561)
Inventory	(265)	(120)	(370)
Other current assets	(80)	—	—
Due from related parties	(106)	21	(94)
Increase (decrease) in
Accounts payable	6,248	(8,597)	170
Accrued expenses	1,299	6,157	(688)
Due to related parties	(476)	(1,499)	(544)
Other liabilities	—	774	134

Net cash provided by operating activities	14,881	14,945	19,323

Cash flows from investing activities
Net cash paid for acquisition of Jackpot's Slot Route	(35,211)	—	—
Additions to notes receivable	(255)	(325)	(860)
Collection on notes receivable	—	432	870
Proceeds from sale of property and equipment	555	951	395
Purchases of property and equipment	(10,036)	(3,226)	(8,442)
Lease acquisition costs	(114)	(610)	(663)
Decrease in other assets	122	—	—

Net cash used in investing activities	(44,939)	(2,778)	(8,700)

Cash flows from financing activities
Increase in notes payable to related parties	7,994	3,553	—
Decrease in notes payable to related parties	—	(20,947)	—
Proceeds from long-term debt	53,088	167,025	—
Reduction of long-term debt	(5,116)	(127,531)	(104)
Loan origination fees	(3,147)	(7,838)	(234)
Prepayment penalty on retired debt	—	(9,776)	—
Additional paid-in capital	731	900	—
Dividends	(5,551)	(2,376)	—

Net cash provided by (used in) financing activities	47,999	3,010	(338)

Net increase in cash and cash equivalents	17,941	15,177	10,285
Cash and cash equivalents
Beginning of year	11,632	29,573	44,750

End of year	$29,573	$44,750	$55,035

Supplemental cash flow information
Cash paid during the year for interest	$6,781	$12,983	$18,637
Supplemental schedule of non-cash investing and financing activities
Purchase of property and equipment financed through accounts payable	13,293	—	271
Purchase of assets through direct financing	15,119	2,445	302
Real estate development costs financed through additional debt	2,000	—	—
Acquisition of Jackpot's Slot Route
Fair value of assets and liabilities acquired
Current assets, other than cash	$4,287
Property and equipment	13,651
Lease acquisition costs	17,566
Other long-term assets	1,057
Accounts payable	(146)
Other liabilities	(1,204)

Cash paid, net of cash acquired	$35,211

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

        Herbst Gaming, Inc. was incorporated in Nevada on January 21, 1997. In August of 2001, a restructuring occurred, wherein E-T-T, MGI, FPG and E-T-T Enterprises became wholly-owned subsidiaries of Herbst. This restructuring occurred in conjunction with the $170.0 million bond offering that was used to retire the majority of the existing debt of the consolidated entities. Prior to August of 2001, the newly consolidated entities were combined for presentation purposes.

        E-T-T and MGI conduct business in the gaming industry and generate revenue principally from gaming machine route operations and casino operations. Gaming machine route operations involve the installation, operation, and service of gaming machines owned by the Company that are located in licensed, leased, or subleased space in retail stores (supermarkets, convenience stores, etc.), bars, and restaurants throughout the State of Nevada. The Company operates Terrible's Town Casino & Bowl (Henderson) in Henderson, Nevada, Terrible's Searchlight Casino in Searchlight, Nevada, and Terrible's Town Casino and Terrible's Lakeside Casino & RV Park, both of which are located in Pahrump, Nevada, a community 60 miles west of Las Vegas.

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

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates incorporated into the Company's consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable and the estimated cash flows in assessing the recoverability of long-lived assets. Actual results could differ from those estimates.

        Cash and Cash Equivalents—Cash and cash equivalents include highly liquid investments with an original maturity at the date of purchase of three months or less. The carrying value of these investments approximates their fair value due to their short maturities.

        Fair Value of Financial Instruments—The carrying value of the Company's cash, trade, notes and loans receivable, and trade payables approximates fair value primarily because of the short maturities of these instruments. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $177,650,000 as of December 31, 2002.

        Accounts Receivable—Receivables consist primarily of amounts due from customers as a result of normal business operations. The Company periodically performs credit evaluations of its customers. The Company reviews accounts receivable balances in order to determine an allowance for potential credit losses. At December 31, 2001 and 2002, an allowance for potential credit losses was $1,027,557 and $1,224,000, respectively.

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

        On a regular basis, the Company evaluates the collectibility of the loans by individually evaluating each location's operating results and cash flows. The carrying value of loans that are determined to be uncollectible is charged to operations at that time. At December 31, 2001 and 2002, an allowance for potential credit losses was not deemed necessary.

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

        Real Estate Costs—Costs that clearly relate to the acquisition, development, and construction of real estate projects are capitalized. Interest costs are capitalized while development and construction are in progress. Interest capitalized for the years ended December 31, 2000, 2001 and 2002 was $3,408,000, $0 and $0, respectively.

        Lease Acquisition Costs—Significant incremental costs associated with the acquisition of location leases are capitalized and amortized using the straight-line method over the term of the related leases, including expected renewals, which range from 1 to 20 years. Lease acquisition costs are stated at cost less accumulated amortization of $5,454,000 and $7,528,000 at December 31, 2001 and 2002, respectively.

        Debt Issuance Costs—Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements. Debt issuance costs are included in other assets on the balance sheets (see Note 5).

        Long-Lived Assets—In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If it is determined that the carrying value of long-lived assets may not be recoverable based upon the relevant facts and circumstances, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, the Company will recognize an impairment loss for the difference between the carrying value of the asset and its fair value. The Company believes that no material impairment of long-lived assets exists at December 31, 2002.

        Revenue and Promotional Allowances—In accordance with industry practice, the Company recognizes as gaming revenues the net win from route operations, which is the difference between gaming wins and losses. The Company recognizes total net win from gaming devices as revenues from gaming routes that operate under revenue-sharing arrangements. Revenue-sharing payments to route locations are recorded as costs of route operations. Revenues from casino operations are gaming wins less losses. Revenues from casino operations include the retail value of food and beverage, and goods and services provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional allowances is as follows:

	Year Ended December 31,
	2000	2001	2002
	(dollars in thousands)
Room	$34	$658	$597
Food and beverage	1,273	3,785	4,507
Other	515	1,322	2,049

Total	$1,822	$5,765	7,153

These costs are periodically reclassified out of the respective department into the casino department.

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

        Pre-opening Expenses—In accordance with Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities," the Company expenses certain costs of start-up activities as incurred. During the year ended December 31, 2000, the Company expensed $2,361,000 in pre-opening costs relating to Terrible's Hotel & Casino in Las Vegas. There were no such costs in 2001 and 2002.

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

        Recently Issued and Adopted Accounting Standards—On June 29, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" that amend APB Opinion No. 16, "Business Combinations," and supercede APB Opinion No. 17, "Intangible Assets." These statements (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibit the pooling-of-interest method and (2) change the accounting for goodwill on January 1, 2002. The new method of accounting for goodwill applies to all existing and future unamortized goodwill balances at the time of adoption. The Company adopted SFAS No. 142 on January 1, 2002, and the adoption did not have a material impact on the Company's consolidated financial statements.

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

        In April 2002, the FASB issued SFAS No. 145 "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." The most significant provisions of SFAS No. 145 relate to the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," but SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company plans to implement SFAS No. 145 in the first quarter of 2003.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

2.    Acquisition

        On November 20, 2000, the Company completed its acquisition of Cardivan Company, Corral Coin, Inc., and Corral Country Coin, Inc. (collectively, the "Route") from Jackpot Enterprises, Inc. ("Jackpot"). Jackpot was a leading route operator in Nevada. The acquisition, which was recorded under the purchase method of accounting, included the purchase of all of the outstanding shares of the Route for an initial purchase price of $38,000,000, plus working capital and other purchase price adjustments of $6,455,000, for a total purchase price of $44,455,000. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition with the remaining balance of $17,566,000 recorded as lease acquisition costs for the route contracts acquired. Such intangible asset is being amortized on a straight-line basis over the remaining lives of the contracts.

        The table below reflects unaudited pro forma consolidated results of the Company and the Route as if the acquisition had taken place at the beginning of the year (dollars in thousands):

Year Ended December 31, 2000
Gross Revenues	$183,507
Net loss	(2,642)

        Included in the pro forma net loss are approximately $5,060,000 of interest expense and $2,050,000 of amortization expense for the year ended 2000. In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2000.

3.    Property and Equipment

        Property and equipment consist of the following (dollars in thousands):

	December 31,
	2001	2002
Building	$51,547	$52,847
Gaming equipment	48,664	51,448
Furniture, fixtures, and equipment	15,581	18,031
Leasehold improvements	1,587	1,622
Land	15,925	15,925
Construction in progress	1,636	267

	134,940	140,140
Less accumulated depreciation	(30,568)	(40,208)

	$104,372	$99,932

4.    Lease Acquisition Costs

	As of December 31, 2001		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Lease Acquisition Costs	$22,861	$5,454	$22,668	$7,528

        The aggregate amortization expense for the years ended December 31, 2000, 2001 and 2002 was $649,000, $2,931,000 and $2,930,000, respectively.

        Estimated amortization expense for the years ending December 31, 2003, 2004, 2005, 2006, and 2007 is $2,856,000, $2,681,000, $2,508,000, $2,368,000 and $2,294,000, respectively.

5.    Other Assets

        Other assets consist of the following (dollars in thousands):

	December 31,
	2001	2002
Debt issuance costs, net of accumulated amortization of $383 and $1,563, respectively	$7,566	$6,510
Other assets	232	232

Total	$7,798	$6,742

6.    Accrued Expenses

        Accrued expenses consist of the following (dollars in thousands):

	December 31,
	2001	2002
Accrued Interest	$6,459	$6,183
Progressive Jackpot Liabilities	1,084	1,089
Other Accrueds	3,852	3,435

Total	$11,395	$10,707

7.    Long-Term Debt

        Long-term debt consists of the following (dollars in thousands):

	December 31,
	2001	2002
Senior notes secured by assets of the Company. The notes bear interest at 10 3/4% per annum, payments are due on March 1 and September 1, commencing on March 1, 2002. The notes mature on September 1, 2008	$167,175	$167,598
Notes payable to leasing company secured by vehicles, payable in monthly installments of $4, including interest ranging from 4.9% to 5.3%, due April 2003	144	343

Total debt	167,319	167,941
Less current portion	74	127

Total long-term debt	$167,245	$167,814

        On August 24, 2001 the Company issued (under a private placement) $170.0 million in 10 3/4% senior secured notes due in 2008.

        The proceeds of these notes, approximately $167.0 million, were used to retire outstanding balances on substantially all credit facilities of $123.6 million, related-party debt of $20.2 million, and $12.0 million in accrued interest and other costs associated with the early termination of the retired debt. In addition, the Company used $6.8 million of the proceeds to pay fees associated with the offering of the 10 3/4% senior secured notes and the remaining $4.4 million was paid to the Company in cash. The Company incurred an extraordinary charge to earnings of $13.0 million in August of 2001.

The fees associated with the issuance of the 10 3/4% senior secured notes are included in other assets at December 31, 2001 and 2002 and are being amortized to interest expense over the life of the indebtedness. There were no such charges in 2002.

        The notes mature on August 24, 2008. Interest is payable in cash at a rate of 10 3/4% per annum on March 1 and September 1, commencing March 1, 2002. The indenture under which the notes were issued contains various limitations and restrictions including (i) change-in-control provisions, (ii) limitations on indebtedness and (iii) limitations on restricted payments such as dividends. The Company is in compliance with these covenants as of December 31, 2002.

        In October 2001, the Company filed a Form S-4 registration statement with the Securities and Exchange Commission ("SEC") for the purpose of effecting the exchange of the notes for identical notes registered for resale under the federal securities laws. This registration statement became effective on December 21, 2001 and the exchange offer was consummated on January 22, 2002.

        Long-term debt at December 31, 2002 is expected to mature as follows (dollars in thousands):

2003	$127
2004	112
2005	61
2006	25
2007	18
Thereafter	167,598

Total	$167,941

8.    Related-Party Transactions

        The Company leases the land underlying its facilities for its Terrible's Town Casino (Pahrump) operations from the Herbst Family Limited Partnership and the E-T-T Corporate facilities from Herbst Family Limited Partnership II. The leases require monthly payments of $26,916 through June 2006 with several 5-year options by the Company to extend. Rent expense of $292,992, $307,992 and $322,992 was incurred under these agreements for the years ended December 31, 2000, 2001 and 2002, respectively.

        The Company rents space for certain slot machine route operations in convenience stores owned by Terrible Herbst, Inc. ("Terrible's"), a corporation in which the Company's owners are officers and which is owned by the father of the owners. Rent expense of $2,344,000, $3,653,000 and $4,132,800 was incurred under this agreement for the years ended December 31, 2000, 2001 and 2002, respectively.

        The Company leases a warehouse located in Las Vegas, Nevada, for its employment center and purchasing departments, from the Herbst's Grandchildren's Trust. The lease began in November 2002 and requires payments of $43,525 through November 2012. Rent expense was $43,525 incurred under this lease arrangement for the year ended December 31, 2002.

        The Company leases the real property on which Terrible's Searchlight Casino in Searchlight is located from Terrible Herbst, Inc. for $15,000 per month, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2022, with options to renew the lease for five additional successive terms of ten years each. Amounts paid under this lease were $90,000 in 2002.

        The Company leases land and office space in certain of its facilities to Terrible's under noncancelable lease agreements ranging from ten to twenty years. Monthly rental income is $63,500.

Rental income from these leases was $612,000, $623,000 and $662,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

        Future rental income under related-party agreements is as follows (dollars in thousands):

2003	$642
2004	642
2005	642
2006	652
2007	663
Thereafter	3,967

Total	$7,208

        The Company has entered into a trademark and license agreement with Terrible's in which Terrible's agrees to permit the Company to use the Terrible Herbst brand name and its cowboy logo for 25 years including renewal periods. The agreement was amended in 2001 and the annual royalty fee was increased from $600,000 to $1,200,000. Pursuant to this trademark and license agreement, the Company paid approximately $600,000 to Terrible's during 2000, $800,000 in 2001 and $1,200,000 in 2002.

        Due from related parties at December 31, 2001 and 2002 consists of $432,000 and $437,000, respectively, in notes receivable from an owner. The notes bear interest at rates from 5 to 6 percent and are due in 2003. Interest income related to the notes receivable was $26,000, $27,000 and $26,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Due from related parties also includes receivables of $20,000 and $70,000 from Terrible's and $0 and $39,000 from Terrible's Tavern, LLC at December 31, 2001 and 2002, respectively. Both of these receivables are non-interest bearing.

        Obligations due to related parties at December 31, 2001 and 2002 consisted of balances due to Terrible's for expenditures made on behalf of the Company, accrued rent, and accrued management fees. The balances are non-interest bearing and payable on demand.

        The Company has also entered into a servicing arrangement with Terrible's pursuant to which the Company provides accounting and administrative services related to the collection of daily deposits from Terrible's convenience stores. The Company also provides personnel to Terrible's to count, maintain and safeguard large amounts of coin and currency. Terrible's reimburses the Company's expenses in providing these services. Under this servicing arrangement, the Company recorded approximately $155,000, $214,000 and $205,800 for services rendered for the years ended December 31, 2000, 2001 and 2002, respectively.

        In 1999, HIGCO, Inc. ("HIGCO"), a company owned and operated by Mr. Higgins and two of his brothers, agreed to purchase from us for $200,000 a liquor license related to owning and operating a tavern located in Henderson, Nevada. The terms of the purchase between the Company and HIGCO require HIGCO to repay the debt at 9% interest per annum. The balance of that note at December 31, 2001 was $135,000 and $116,000 at December 31, 2002. In addition, the Company has entered into a slot route contract to install, operate and service slot machines at the tavern. Pursuant to the revenue-sharing contract, HIGCO paid us $66,948, $114,442 and $105,559 in gaming fees in 2000, 2001 and 2002, respectively. The bar was sold on December 31, 2002 to an unrelated party. In January 2003, HIGCO repaid the note in full.

        A member of the Company's board of directors is a partner with Kummer Kaempfer Bonner & Renshaw. The Company retains Kummer Kaempfer Bonner & Renshaw as outside legal counsel, and Kummer Kaempfer Bonner & Renshaw has received fees for legal services in the last fiscal year.

        A member of the Company's board of directors, is the President and Chief Executive Officer of Las Vegas Dissemination, Inc. Las Vegas Dissemination, Inc. and provides services related to the race and sports books at Terrible's Hotel & Casino and Terrible's Town. Las Vegas Dissemination, Inc. has received fees for services in the in the amount of $108,842, $220,555 and $239,111 for 2000, 2001 and 2002, respectively.

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

        The Company leases the land underlying its facilities for its Terrible's Town Casino (Pahrump) and its Las Vegas warehouse and employment center from related parties (see Note 8).

        In December 1999, the Company executed agreements to lease certain gaming machines for $110,000 per month beginning in July 2000 through October 2004.

        In April of 2001, the Company executed agreements to lease certain gaming machines for $91,776 per month, beginning in July 2001 through July 2004.

        At December 31, 2002, the Company has noncancelable location license agreements for space leases at a group of affiliated stores that expire on various dates from 2005 through 2010, with certain options for renewal. Revenues from gaming machines in these stores accounted for approximately 43 percent of the Company's total revenues for the year ended December 31, 2002.

        Future minimum lease payments under noncancelable operating leases and location license agreements are as follows (dollars in thousands):

2003	$58,401
2004	55,867
2005	42,366
2006	30,653
2007	30,290
Thereafter	30,142

Total	$247,719

        Rent expense related to noncancelable leases with terms exceeding one year was $21,478,000, $56,074,000 and $55,998,000 for the years ended December 31, 2000, 2001 and 2002 respectively.

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

10.  Revenue Derived From Major Locations

        Route operations revenues at a group of affiliated store chains in the year ended December 31, 2000 and at two groups of affiliated stores in 2001 and 2002 each accounted for more than 10 percent of the Company's total revenues. The total of such revenues were approximately $31,100,000, $81,833,000 and $87,299,000 in the years ended December 31, 2000, 2001 and 2002, respectively. Each individual store chain included in an affiliated group of store chains has a separate lease with the Company.

11.  Business Segments

        The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public companies are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. The Company's management does not use segment information on assets to manage its business.

        The Company operates through two business segments—slot route operations and casino operations. The slot route operations involve the installation, operation, and service of slot machines at strategic, high traffic non-casino locations, such as grocery stores, drug stores, convenience stores, bars, and restaurants. Casino operations consist of the following five casinos: Terrible's Town Casino (Henderson) in Henderson, Nevada, Terrible's Searchlight Casino in Searchlight, Nevada and Terrible's Town Casino and Terrible's Lakeside Casino, both of which are located in Pahrump, Nevada, and Terrible's Hotel & Casino in Las Vegas, Nevada.

        Revenues, income from operations, depreciation and amortization and EBITDA (defined below) for these segments are as follows (dollars in thousands):

	Year Ended December 31,
	2000	2001	2002
Net revenues
Route operations	$85,891	$170,750	$183,572
Casino operations	23,133	59,564	63,001
Other—non-gaming	2,376	2,837	2,949

Total	$111,400	$233,151	$249,522

Income from operations
Route operations	$8,462	$20,907	$23,327
Casino operations	3,919	7,329	8,502
Other(1)	(5,085)	(7,672)	(8,276)

Total	$7,296	$20,564	$23,553

Depreciation and amortization
Route operations	$3,108	$8,308	$9,464
Casino operations	1,892	5,548	5,864
Other	318	342	413

Total	$5,318	$14,198	$15,741

EBITDA(2)
Route operations	$11,570	$29,215	$32,791
Casino operations	5,811	12,878	14,366
Other(1)	(1,721)	(6,883)	(7,398)

Consolidated EBITDA	$15,660	$35,210	$39,759

(1)
Amount represents primarily other—non-gaming revenues and general and administrative expenses.

(2)
Consolidated EBITDA consists of net income plus depreciation and amortization, interest expense net of capitalized interest, pre-opening expenses and extraordinary item. Segment EBITDA for route and casino is calculated before allocation of overhead. Other EBITDA represents other revenue, general and administrative expenses, interest income and other income. EBITDA is presented because it is used as a performance measure to analyze the performance of our business segments. In addition, EBITDA is presented because we believe it is frequently used by securities analysts, investors and others in the evaluation of companies in our industry and because certain debt covenants under the indenture governing our 10 3/4% senior secured notes due 2008 are tied to EBITDA. However, other companies in our industry may calculate EBITDA differently. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or as an alternative to net income or as an indicator of operating performance or any other measure of performance derived in accordance with generally accepted accounting principles.

          The following table is a reconciliation of net income to EBITDA:

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Net income (loss)	$3,338	$(11,964)	$5,233
Adjustments:
Depreciation and amortization	5,318	14,198	15,741
Pre-opening expenses	2,361	—	—
Interest expense net of capitalized interest	4,643	19,952	18,785
Extraordinary item—loss on early retirement of debt	—	13,024	—

Consolidated EBITDA	$15,660	$35,210	$39,759

12.  Subsequent Event

        In February of 2003, the Company issued $47.0 million of additional 10 3/4% senior secured notes maturing in 2008 increasing the principal amount of senior secured notes outstanding to $217.0 million under the indenture governing the Company's existing 10 3/4% senior secured notes. The proceeds of this issuance were used in connection with approximately $15.0 million in cash to purchase the route assets of Anchor Coin, a subsidiary of International Game Technology, for approximately $61.0 million.

Selected Quarterly Financial Information (Unaudited)
(in thousands)

	Mar. 31	June 30	Sept. 30	Dec. 31	Total
Year Ended December 31, 2002
Net revenues—Route operations	$44,844	$46,471	$45,147	$47,110	$183,572
Net revenues—Casino operations	16,047	15,884	15,360	15,710	63,001
Net revenues—Other	658	687	910	694	2,949
Operating income	6,169	6,378	4,499	6,507	23,553
Net income	$1,568	$1,686	$12	$1,967	$5,233
Year Ended December 31, 2001
Net revenues—Route operations	$41,475	$43,253	$42,486	$43,536	$170,750
Net revenues—Casino operations	15,524	14,634	14,265	15,141	59,564
Net revenues—Other	553	657	769	858	2,837
Operating income	5,262	5,523	5,119	4,660	20,564
Net income before extraordinary item (1)	510	219	306	25	1,060
Extraordinary item (1)	—	—	(13,024)	—	(13,024)
Net income (loss)	$510	$219	$(12,718)	$25	$(11,964)

(1)
The Company incurred an extraordinary charge to earnings of $13.0 million in August 2001. This charge was due to the costs associated with the retirement and restructuring of $143.0 million of the Company's long-term debt.

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

Directors and Executive Officers

        Our directors and executive officers are as follows:

Name	Age	Position Held Since	Position
Edward J. Herbst(1)	41	1997	Chairman of the Board, Chief Executive Officer and President
Timothy P. Herbst(1)	39	1997	Executive Vice President and Director
Troy D. Herbst(1)	36	1997	Executive Vice President, Secretary, Treasurer and Director
John N. Brewer	45	2001	Director
John D. Gaughan	36	2001	Director
Mary E. Higgins	45	2000	Chief Financial Officer

(1)
Edward, Timothy and Troy Herbst are brothers. Timothy and Troy Herbst are members of our executive committee and Troy Herbst is a member of our audit committee, but they are not involved in day-to-day operations.

        Edward J. Herbst has served as the Chief Executive Officer, President and Chairman of the Board of Directors of our company and its predecessors since their inception in 1987. Edward oversees all aspects of our business, including gaming route operations, casino operations, new business initiatives and the solicitation of new contracts. Edward also serves as a Vice President of Terrible Herbst, Inc. and sits as a member of US Bank of Nevada's advisory board of directors.

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

Code of Ethics

        We have adopted a Code of Ethics for our Chief Executive Officer and President, and our Chief Financial Officer and Chief Accounting Officer. With respect to any amendment to, or a waiver from, any provision of its Code of Ethics that applies to the officers noted above relates to standards that are reasonably designed to deter wrongdoing and to promote:

  •
  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  •
  full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the SEC and in other public communications made by us;

  •
  compliance with applicable governmental laws, rules and regulations;

  •
  the prompt internal reporting of violations of the code to an appropriate person or persons identified in the Code of Ethics; and

  •
  accountability for adherence to the Code of Ethics.

Audit Committee Financial Expert

        Our Audit Committee is comprised of Messrs. Troy Herbst and John Brewer. Mr. Brewer, an independent Director, will be the Chairman of the Audit Committee and its financial expert, as defined by the SEC.

Item 11. Executive Compensation

        The following tables set forth compensation for the fiscal year ended December 31, 2002 received by our Chief Executive Officer and other executive officers whose aggregate cash compensation exceeded $100,000:

SUMMARY COMPENSATION TABLE

Annual Compensation
All Other Compensation ($)— Owner Tax Distribution(2)
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)
Edward J. Herbst(1) Chairman of the Board, Chief Executive Officer and President	2002 2001 2000	465,000 229,962 105,261	— — —	1,412 792,080 682,076	— 1,021,044 1,168,258
Timothy P. Herbst, Executive Vice President	2002 2001 2000	150,000 118,508 105,460	— — —	1,300 792,080 666,083	— 910,589 1,178,254
Troy D. Herbst, Executive Vice President, Secretary and Treasurer	2002 2001 2000	150,000 118,508 105,338	— — —	1,296 792,080 678,080	— 910,589 1,180,254
Mary E. Higgins(1)(3) Chief Financial Officer	2002 2001 2000	250,000 250,000 92,578	3,000 3,000 100,000	— — —	— — —

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

Executive Committee Interlocks and Insider Participation

        During the fiscal year ended December 31, 2002, Edward, Timothy and Troy Herbst were members of the Executive Committee of our board of directors. Our executive compensation is determined by the Executive Committee, all members of which are officers, and the owners, of Herbst Gaming.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The securities entitled to vote consist of shares of our common stock, no par value, with each share entitling its owner to one vote. Common stock is the only outstanding class of voting securities authorized by our articles of incorporation. The number of outstanding shares of common stock as of March 1, 2003 was 300.

        The following table sets forth certain information regarding the beneficial ownership of our capital stock as of March 1, 2003 for (i) each stockholder who is known by us to own beneficially more than 5% of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group. The persons identified in this table have sole voting and investment power with regard to the shares beneficially owned.

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

        Slot route contract with Terrible Herbst, Inc.    We rent space for certain slot machine route operations in convenience stores owned by Terrible Herbst, Inc., a corporation in which our owners are officers and which is owned by the father of our owners. Rent expense of $2,344,000, $3,653,000 and $4,132,800 was incurred under this agreement for the years ended December 31, 2000, 2001 and 2002, respectively, for the exclusive placement of slot machines in the Terrible Herbst convenience store locations. This contract expires in 2010 but may be extended at our option for two additional terms of five years.

        Other arrangements with Terrible Herbst, Inc.    We have also entered into a servicing arrangement with Terrible Herbst, Inc. pursuant to which we provide accounting and administrative services related to the collection of daily deposits from the Terrible Herbst, Inc. convenience stores. We also provide personnel to Terrible Herbst, Inc. to count, maintain and safeguard large amounts of coin and currency. Terrible Herbst, Inc. reimburses our expenses in providing these services. Under this servicing arrangement, we were paid approximately $155,000, $214,000 and $205,800 for services rendered for the years ended December 31, 2000, 2001 and 2002, respectively.

        We have entered into a nonexclusive trademark and license agreement with Terrible Herbst, Inc. for the use of the Terrible Herbst brand name and its cowboy logo for 25 years, including renewal periods. The annual royalty fee was previously $600,000. The agreement was amended in 2001 and the annual royalty fee was increased from $600,000 to $1,200,000. Pursuant to this trademark and license agreement, we paid approximately $600,000 to Terrible's during 2000, $800,000 in 2001 and $1,200,000 in 2002.

        Lease agreements.    Pursuant to a lease agreement that expires in 2067, including renewal periods, we lease the real property on which our corporate headquarters is located from The Herbst Family Limited Partnership II, or Herbst FLP II. The general partners of the Herbst FLP II are Jerry and Maryanna Herbst. In each of 2000, 2001 and 2002, we paid $172,992 under this lease.

        Pursuant to a lease agreement that expires in 2026, including renewal periods, we lease the real property on which Terrible's Town in Pahrump is located from the Herbst Family Limited Partnership. In each of 2000, 2001 and 2002, we paid $120,000, $135,000 and $150,000, respectively, under this lease.

        We lease land and office space in certain of our facilities to Terrible Herbst, Inc. under noncancelable lease agreements ranging from 10 to 20 years. Monthly rental income is $63,500. Rental income from these leases was $612,000, $623,000 and $662,000 for 2000, 2001 and 2002, respectively.

        We lease the real property on which Terrible's Searchlight Casino in Searchlight is located from Terrible Herbst, Inc. for $15,000 per month, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2022, with options to renew the lease for five additional successive terms of ten years each. Terrible Herbst, Inc. leases that real property from an unrelated third party, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2042, including renewal periods. Amounts paid under this lease were $90,000 in 2002.

        We lease a warehouse located in Las Vegas, Nevada for our employment center and purchasing departments from the Herbst's Grandchildren's Trust. The lease began in November 2002 and requires payments of $43,525 through November 2012. Rent expense was $43,525 was incurred under this lease arrangement for the year ended December 31, 2002.

        Related-party transactions.    Edward Herbst, an owner, owes us approximately $437,000 represented by certain notes receivable at December 31, 2002. The notes bear interest at rates from five to six percent and are due in 2003. Interest income related to the notes receivable was $26,000, $27,000 and $26,000 for 2000, 2001 and 2002, respectively.

        Mr. Higgins is our General Counsel, the General Counsel of Terrible Herbst, Inc. and the brother of Mary E. Higgins, our Chief Financial Officer. Mr. Higgins received a salary for services rendered to us in 2000, 2001 and 2002 of $99,500, $192,617 and $260,674, respectively.

        In 1999, HIGCO, Inc., a company owned and operated by Mr. Higgins and two of his brothers, G. Michael Higgins and Kevin J. Higgins agreed to purchase from us for $200,000 a liquor license related to owning and operating a tavern located in Henderson, Nevada. Mr. Higgins is the president and a member of the board of directors of HIGCO. The terms of the purchase between us and HIGCO require HIGCO to repay the debt at 9% interest per annum. The balance of that note at December 31, 2001 was $135,000 and $116,000 at December 31, 2002. In addition, we have entered into a slot route contract to install, operate and service slot machines at the tavern. Pursuant to the revenue-sharing contract, HIGCO paid us $66,948, $114,442 and $105,559 in gaming fees in 2000, 2001 and 2002, respectively. The slot route contract for the tavern expires on May 19, 2005. The tavern was sold on December 31, 2002 to an unrelated party and HIGCO repaid the note in full in January 2003.

        John N. Brewer.    John N. Brewer, a member of our board of directors, is a partner with Kummer Kaempfer Bonner & Renshaw. We retain Kummer Kaempfer Bonner & Renshaw as outside legal counsel, and Kummer Kaempfer Bonner & Renshaw has received fees for legal services in the last fiscal year.

        John D. Gaughan.    John D. Gaughan, a member of our board of directors, is the President and Chief Executive Officer of Las Vegas Dissemination, Inc. Las Vegas Dissemination, Inc. provides services related to the race and sports books at Terrible's Hotel & Casino and Terrible's Town, and Las Vegas Dissemination, Inc. has received fees for services in the amount of $108,842, $220,555 and $239,111 for 2000, 2001 and 2002, respectively.

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

Item 14. Controls and Procedures.

        (a)  Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Herbst Gaming's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Herbst Gaming's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Herbst Gaming (including its consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

        (b)  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a	)	1.	Financial Statements
Included in Part II of this report:
Independent Auditors' Report.
Consolidated Balance Sheets at December 31, 2001 and 2002.
Consolidated Statements of Operations for the Years Ended December 31, 2000, 2001 and 2002.
Consolidated Statements of Stockholders' Equity (Deficiency) for the Years Ended December 31, 2000, 2001 and 2002.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002.
Notes to Consolidated Financial Statements.
		2.	Financial Statement Schedules
All required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.
(b	)	Reports on Form 8-K
The following reports on Form 8-K were filed by Herbst Gaming during the fourth quarter of 2002 and thereafter through March 10, 2003:
		(i)	Form 8-K filed December 20, 2002, regarding the entering into of the Asset Purchase Agreement with Anchor Coin.
		(ii)	Form 8-K filed January 16, 2003, regarding information relating to the acquisition of Anchor Coin's slot route business and related assets.
		(iii)	Form 8-K filed March 10, 2003, regarding the closing of the acquisition of Anchor Coin's slot route business and related assets.
(c	)	Exhibits, including those incorporated by reference.
		2.1++++	Asset Purchase Agreement between Anchor Coin and Herbst Gaming, Inc. and Market Gaming, Inc. and E-T-T, Inc. dated as of November 21, 2002
		2.2++++	First Amendment to Asset Purchase Agreement by and among Anchor Coin and Herbst Gaming, Inc. and Market Gaming, Inc. and E-T-T, Inc. dated as of January 14, 2003
		3.1+	Articles of Incorporation of Herbst Gaming, Inc., filed January 21, 1997.
		3.2+	By-laws of Herbst Gaming, Inc., adopted January 21, 1997.
		4.1+	Indenture dated as of August 24, 2001 between Herbst Gaming, Inc., certain guarantors and The Bank of New York relating to Series A and Series B 10 3/4% Senior Secured Notes Due 2008.

4.2++	First Supplemental Indenture dated as of August 23, 2002 between Herbst Gaming, Inc., certain guarantors and The Bank of New York.
4.3	Second Supplemental Indenture dated as of January 23, 2003 between Herbst Gaming, Inc., certain guarantors and The Bank of New York.
4.4	Third Supplemental Indenture dated as of February 6, 2003 between Herbst Gaming, Inc., certain guarantors and The Bank of New York.
4.5+	Form of Herbst Gaming, Inc. 10 3/4% [Series A] [Series B] Senior Secured Notes due 2008 (included as part of the Indenture at Exhibit 4.1).
4.6+	Form of Herbst Gaming, Inc. Regulation S Global Note 10 3/4% [Series A] [Series B] Senior Secured Notes due 2008 (included as part of the Indenture at Exhibit 4.1).
4.7	Form of Herbst Gaming, Inc. 10 3/4% [Series A] [Series B] Senior Secured Notes due 2008.
4.8	Form of Herbst Gaming, Inc. Regulation S Global Note 10 3/4% [Series A] [Series B] Senior Secured Notes due 2008.
4.9	Registration Rights Agreement dated as of February 7, 2003, by and among Herbst Gaming, Inc., certain of its subsidiaries, and Lehman Brothers Inc.
4.10+++	Specimen common stock certificate for the common stock of Herbst Gaming, Inc.
10.1+	Escrow Agreement dated August 24, 2001 among Herbst Gaming, Inc., E-T-T, Inc., Edward Herbst, Timothy Herbst and Troy Herbst and Wilmington FSB, as escrow agent, and The Bank of New York, as trustee.
10.2+	Hazardous Substances Indemnity Agreement dated August 24, 2001 by Herbst Gaming, Inc. and certain guarantors in favor of The Bank of New York, as trustee.
10.3+	Trademark License Agreement dated August 24, 2001 by and between Herbst Gaming, Inc. and Terrible Herbst, Inc.
10.4+	Security Agreement dated August 24, 2001, among Herbst Gaming, Inc., certain guarantors and Bank of New York, as trustee.
10.5++	First Amendment to Security Agreement dated as of August 23, 2002 among Herbst Gaming, Inc. and its subsidiaries and The Bank of New York.
10.6
Second Amendment to Security Agreement dated as of February 6, 2003 among Herbst Gaming, Inc. and its subsidiaries and The Bank of New York (included as part of the Third Supplemental Indenture at Exhibit 4.4).
10.7+	Collateral Assignment of Contracts and Documents dated August 24, 2001by Herbst Gaming, Inc. and certain guarantors in favor of The Bank of New York, as trustee.
10.8+	Pledge and Security Agreement (Herbst Gaming, Inc.) dated August 24, 2001 by Herbst Gaming, Inc. in favor of The Bank of New York, as trustee.
10.9+	Pledge and Security Agreement (E-T-T, Inc.) dated August 24, 2001 by E-T-T, Inc. in favor of The Bank of New York, as trustee.

10.10+	Pledge and Security Agreement (Edward, Tim and Troy Herbst) dated August 24, 2001 by Edward J. Herbst, Timothy P. Herbst, and Troy D. Herbst in favor of The Bank of New York, as trustee.
10.11+
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (4100 Paradise Road) dated August 24, 2001, and made by Flamingo Paradise Gaming, LLC to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.
10.12++	First Amendment to Deed of Trust dated as of August 23, 2002 among Flamingo Paradise Gaming, LLC and The Bank of New York.
10.13	Second Amendment to Deed of Trust dated as of February 6, 2002 among Flamingo Paradise Gaming, LLC and The Bank of New York (included as part of the Third Supplemental Indenture at Exhibit 4.4).
10.14+
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Terrible's Casino & Bowl) dated August 24, 2001, and made by Market Gaming, Inc. to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.
10.15
First Amendment to Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Terrible's Casino & Bowl) dated February 6, 2003 (included as part of the Third Supplemental Indenture at Exhibit 4.4).
10.16+
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (5870 S. Homestead Road) dated August 24, 2001, and made by E-T-T Enterprises L.L.C. to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.
10.17
First Amendment to Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (5870 S. Homestead Road) dated February 6, 2003 (included as part of the Third Supplemental Indenture at Exhibit 4.4).
10.18+
Leasehold Deed of Trust, Security Agreement and Fixture Filing (Warehouse Property) dated August 24, 2001, and made by E-T-T Enterprises L.L.C. to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.
10.19	First Amendment to Leasehold Deed of Trust, Security Agreement and Fixture Filing (Warehouse Property) dated February 6, 2003 (included as part of the Third Supplemental Indenture at Exhibit 4.4).
10.20+
Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Terrible's Casino & Bowl) dated August 24, 2001, and made by Market Gaming, Inc. to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.
10.21
First Amendment to Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Terrible's Casino & Bowl) dated February 6, 2003 (included as part of the Third Supplemental Indenture at Exhibit 4.4).
10.22+
Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (771 S. Nevada Highway) dated August 24, 2001, and made by E-T-T, Inc. to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.

10.23
First Amendment to Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (771 S. Nevada Highway) dated February 6, 2003 (included as part of the Third Supplemental Indenture at Exhibit 4.4).
10.24
Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Terrible's Searchlight Casino) dated February 7, 2003, and made by E-T-T, Inc. to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.
10.25*+	Gaming Devices License Agreement dated August 31, 1998 by and between The Vons Companies, Inc. and Market Gaming, Inc.
10.26*+	License Agreement (Gaming Devices) dated September 16, 1998 by and between Albertson's, Inc. and Cardivan Company.
10.27*+	Settlement Agreement dated November 18, 1999 among Cardivan Company, Corral United, Inc., Jackpot Enterprises Inc. and Albertson's Inc.
10.28*+	First Amendment to Settlement Agreement dated December 22, 1999 among Cardivan Company, Corral United, Inc., Jackpot Enterprises Inc. and Albertson's, Inc.
10.29*+	License Agreement dated April 24, 1997 between American Drug Stores, Inc. and Cardivan Company.
10.30*+	License Agreement dated April 24, 1997 between American Drug Stores, Inc. and Corral United, Inc.
10.31*+	Gaming Devices License Agreement dated August 31, 1998 by and between Safeway, Inc. and Market Gaming, Inc.
10.32*+	License Agreement dated March 12, 1999 between Rite Aid Corporation and Cardivan Company.
10.33*+	First Amendment to Cardivan License Agreement dated March 27, 2000 between Rite Aid Corporation and Cardivan Company.
10.34*+	License Agreement dated March 12, 1999 between Rite Aid Corporation and Corral Coin, Inc.
10.35*+	First Amendment to Corral Coin License Agreement dated March 27, 2000 between Rite Aid Corporation and Corral Coin, Inc.
10.36*+	Gaming Devices License Agreement dated December 20, 1999 by and between Terrible Herbst, Inc. and E-T-T, Inc.
10.37+	Amendment to Gaming Device License Agreement dated May , 2001 by and between E-T-T, Inc. and Terrible Herbst, Inc.
10.38*+	Agreement dated May 1, 1998 by and between Kmart Corporation and Cardivan Company.
10.39*+	License Agreement dated April 24, 1997 between Lucky Stores, Inc. and Cardivan Company.
10.40**	Lease and Sublease Agreement dated July 28, 1993, by and between Smith's Food & Drug Centers, Inc. and Anchor Coin, as amended.

10.41	Hold Harmless Agreement dated as of September 2, 1993 executed by Anchor Coin in favor of Smith's Food & Drug Centers, Inc.
10.42**	Letter Agreement and Consent to Assignment dated January 16, 2003.
10.43+	Lease Agreement dated July 1, 1997 by and between The Herbst Family Limited Partnership II and E-T-T Enterprises, L.L.C.
10.44+	Lease Agreement dated July 1, 1996 by and between The Herbst Family Limited Partnership and E-T-T, Inc.
10.45+	Lease extension dated April 30, 2001 between The Herbst Family Limited Partnership and E-T-T, Inc.
10.46+	Lease dated September 3, 1993 between The 1993 Samuel Josephson Revocable Family Trust and Phoenix Associates.
10.47+	Agreement for Sale dated August 1, 1995 between Phoenix Associates and Market Gaming, Inc.
10.48	Lease Agreement dated November 27, 2002 by and between Herbst Grandchildren's Trust and Herbst Gaming, Inc.
10.49	Lease dated June , 2002 by and between Centennial Acquisitions, LLC and Terrible Herbst, Inc.
10.50	Amendment to Lease dated July 30, 2002 by and between Centennial Acquisitions, LLC and Terrible Herbst, Inc.
10.51	Lease Agreement dated July 1, 2002 by and between Terrible Herbst, Inc. and E-T-T, Inc.
10.52+	Employment Agreement with Edward J. Herbst dated August 1, 2001.
10.53+	Employment Agreement with Mary E. Higgins dated August 1, 2001.
10.54+	Form of Executive Compensation and Bonus Plan.
10.55++	Credit Agreement dated September 6, 2002 by and among Herbst Gaming, Inc., Flamingo Paradise Gaming, LLC, and U.S. Bank National Association.
10.56++	Security Agreement dated as of September 6, 2002, by and between Flamingo Paradise Gaming, LLC and U.S. Bank National Association
10.57	Code of Ethics.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1+	Subsidiaries of Herbst Gaming, Inc.
99.1	Certification of Edward J. Herbst under Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Mary E. Higgins under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential Treatment for a portion of this document has been granted pursuant to Rule 406 under the Securities Act. The omitted portions have been separately filed with the Commission.
**	Confidential Treatment for a portion of this document has been requested pursuant to Rule 406 under the Securities Act. The omitted portions have been separately filed with the Commission.
+	Incorporated herein by reference from our registration statement on Form S-4 (SEC No. 33-71094), Part II, Item 21.
++	Incorporated herein by reference from our quarterly report on Form 10-Q filed with the SEC on November 14, 2002.
+++	Incorporated herein by reference from our annual report on Form 10-K/A filed with the SEC on April 9, 2002.
++++	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on March 10, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERBST GAMING, INC.
By:	/s/ EDWARD J. HERBST Edward J. Herbst Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Date: March 21, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD J. HERBST Edward J. Herbst	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 21, 2003
/s/ MARY E. HIGGINS Mary E. Higgins	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2003
/s/ TIMOTHY P. HERBST Timothy P. Herbst	Executive Vice President and Director	March 21, 2003
/s/ TROY D. HERBST Troy D. Herbst	Executive Vice President, Secretary, Treasurer and Director	March 21, 2003
/s/ JOHN D. GAUGHAN John D. Gaughan	Director	March 21, 2003
/s/ JOHN N. BREWER John N. Brewer	Director	March 21, 2003

CERTIFICATION

        I, Edward J. Herbst, certify that:

        1.    I have reviewed this annual report on Form 10-K of Herbst Gaming, Inc., a Nevada corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ EDWARD J. HERBST Edward J. Herbst, Chief Executive Officer and President

CERTIFICATION

        I, Mary E. Higgins, certify that:

        1.    I have reviewed this annual report on Form 10-K of Herbst Gaming, Inc., a Nevada corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ MARY E. HIGGINS Mary E. Higgins, Chief Financial Officer

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Historical Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
HERBST GAMING, INC. CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002
Herbst Gaming, Inc. Consolidated Balance Sheets (in thousands)
Herbst Gaming, Inc. Consolidated Statements of Operations (in thousands)
Herbst Gaming, Inc. Consolidated Statements of Stockholders' Equity (Deficiency) (in thousands)
Herbst Gaming, Inc. Consolidated Statements of Cash Flows (in thousands)
Herbst Gaming, Inc. Notes to Consolidated Financial Statements
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
SUMMARY COMPENSATION TABLE
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION