Form 10-Q
period 2003-03-31
HERBST GAMING INC
filed 2003-05-09
CIK 1160294

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to

Commission file number: 0-71094

HERBST GAMING, INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0446145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3440 West Russell Road, Las Vegas, Nevada	89118
(Address of principal executive offices)	(Zip Code)

(702) 889-7695
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value, 300 outstanding shares

FORM 10-Q

i

PART I. – FINANCIAL INFORMATION

Item 1.           Financial Statements.

HERBST GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

	December 31, 2002	March 31, 2003
		(Unaudited)
Assets

Current assets
Cash and cash equivalents	$55,035	$45,530
Accounts receivable, net	1,389	1,108
Notes and loans receivable	266	771
Prepaid expenses	3,520	3,389
Inventory	1,143	1,077
Total current assets	61,353	51,875
Property and equipment, net	99,932	106,063
Lease acquisition costs, net	15,140	64,330
Due from related parties	546	619
Other assets, net	6,742	10,155
Total assets	$183,713	$233,042

Liabilities and stockholders’ equity (deficiency)

Current liabilities
Current portion of long-term debt	$127	$116
Accounts payable	4,695	5,657
Accrued expenses	10,707	8,030
Due to related parties	430	47
Total current liabilities	15,959	13,850
Long-term debt, less current portion	167,814	216,949
Other liabilities	1,175	1,042
Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
Accumulated deficit	(5,234)	(2,798)
Total stockholders’ equity (deficiency)	(1,235)	1,201
Total liabilities and stockholders’ equity (deficiency)	$183,713	$233,042

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2002	2003

Revenues:

Route operations	$44,890	$53,783
Casino operations	18,446	19,521
Other	658	724
Total revenues	63,994	74,028
Less promotional allowances	(2,445)	(2,739)
Net revenues	61,549	71,289

Costs and expenses:

Route operations	36,661	42,610
Casino operations	12,139	12,121
Depreciation and amortization	3,829	5,217
General and administrative	2,751	2,766
Total costs and expenses	55,380	62,714
Income from operations	6,169	8,575
Other income (expense):

Interest income	94	80
Interest expense, net of capitalized interest	(4,694)	(5,323)
Gain (loss) on sale of assets	(1)	4
Total other expense	(4,601)	(5,239)
Net income	$1,568	$3,336

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY (DEFICIENCY) (IN THOUSANDS) (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, January 1, 2003	$2,368	$1,631	$(5,234)	$(1,235)
Stockholders’ distributions	—	—	(900)	(900)
Net income	—	—	3,336	3,336
Balance, March 31, 2003	$2,368	$1,631	$(2,798)	$1,201

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2002	2003
Cash flows from operating activities:
Net income	$1,568	$3,336
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,829	5,217
Debt discount amortization	104	50
Gain (loss) on sale of assets	1	(4)
Other	(7)	—
Decrease (increase) in:
Accounts receivable	109	281
Prepaid expenses	(54)	338
Inventory	(211)	66
Due from related parties	(17)	(73)
Increase (decrease) in:
Accounts payable	1,406	(289)
Accrued expenses	(4,932)	(3,255)
Due to related parties	(463)	(383)
Other liabilities	166	(133)
Net cash provided by operating activities	1,499	5,151
Cash flows from investing activities:
Net cash paid for acquisition of Anchor’s Slot Route assets	—	(57,171)
Additions to notes receivable	(65)	(217)
Collection on notes receivable	34	222
Proceeds from sale of property and equipment	70	21
Purchases of property and equipment	(1,239)	(2,942)
Lease acquisition costs	(62)	(269)
Net cash used in investing activities	(1,262)	(60,356)
Cash flows from financing activities:
Proceeds from long-term debt	—	49,115
Reduction of long-term debt	(21)	(41)
Loan origination fees	(165)	(2,474)
Dividends/Distributions	—	(900)
Net cash (provided by) used in financing activities	(186)	45,700
Net increase (decrease) in cash and cash equivalents	51	(9,505)
Cash and cash equivalents:
Beginning of period	44,750	55,035
End of period	$44,801	$45,530
Supplemental cash flow information -
Cash paid during the period for interest	$9,497	$9,475
Supplemental schedule of non-cash
Investing and financing activities -
Purchase of assets through direct financing	$48	—
Purchase of assets through accounts payable	1,678	$1,497

Acquisition of assets of Anchor Coin slot route
Fair value of assets and liabilities acquired -
Current assets, other than cash	—	$717
Property and equipment	—	5,200
Lease acquisition costs	—	50,532
Other long-term assets	—	1,300
Accrued expenses	—	(578)
Cash paid, net of cash acquired	—	$57,171

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Principles of Consolidation—The accompanying interim condensed consolidated financial statements of Herbst Gaming, Inc. (“Herbst” or the “Company”) include the accounts of Herbst and its subsidiaries:  E-T-T, Inc. and Subsidiaries (“E-T-T”), Market Gaming, Inc. (“MGI”), E-T-T Enterprises, LLC (“E-T-T Enterprises”), and Flamingo Paradise Gaming, LLC (“FPG”).  The financial statements of E-T-T are consolidated and include the following wholly-owned subsidiaries:  Cardivan Company, Corral Coin, Inc., and Corral Country Coin, Inc.

All significant intercompany balances and transactions between Herbst, E-T-T, MGI, E-T-T Enterprises, and FPG have been eliminated in the consolidated financial statements.

The Company conducts business in the gaming industry and generates revenue principally from gaming machine route operations and casino operations.  Gaming machine route operations involve the installation, operation, and service of gaming machines owned by the Company that are located in licensed, leased, or subleased space in retail stores (supermarkets, convenience stores, etc.), bars, and restaurants throughout the State of Nevada.  The Company owns and operates Terrible’s Hotel & Casino in Las Vegas, Nevada, Terrible’s Town Casino & Bowl (Henderson) in Henderson, Nevada, Terrible’s Searchlight in Searchlight, Nevada, and Terrible’s Town Casino and Terrible’s Lakeside Casino & RV Park, both of which are located in Pahrump, Nevada, a community 60 miles west of Las Vegas.

The gaming industry in the State of Nevada is subject to extensive state and local government regulation.  The Company’s gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada Gaming Control Board, and local jurisdictions.

Interim Financial Statements —The accompanying financial statements for the three months ended March 31, 2002 and 2003, are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results of the interim periods.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.  These accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2002.

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

Recently Issued and Adopted Accounting Standards—In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standard (“SFAS”) No. 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.  SFAS

No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt.  Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income.  SFAS No. 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board Opinion 30.  This statement is effective for the Company’s 2003 fiscal year and early adoption is permitted.  The Company adopted this statement in the first quarter of 2003 and the adoption did not have a significant impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company believes that this statement will not have a significant impact on its results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“Interpretation 45”).  Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The provisions of this Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are generally effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company believes that Interpretation 45 will not have a significant impact on its results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46”).  Interpretation 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards.  These entities are commonly referred to as “special purpose entities.”  The provisions of Interpretation 46 are required to be applied prospectively for all variable interest entities created after January 31, 2003.  The Company believes that Interpretation 46 will not have a significant impact on its results of operations or financial position.

2.                                      ACQUISITION

On February 21, 2003, the Company acquired the assets of the slot route business of Anchor Coin, a wholly owned subsidiary of International Game Technology, Inc.  The acquisition was an asset acquisition and the only liabilities assumed were progressive jackpots.  The initial purchase price was $62.0 million with a subsequent adjustment to $61.0 million.  A portion of the purchase price has been allocated to the assets acquired and liabilities assumed based on estimated market value at the date of acquisition, with the remaining balance of $50.5 million recorded as lease acquisition costs for the route contracts acquired.  Such intangible asset is being amortized on a straight-line basis over the remaining life of the contracts.  The acquisition was funded in part by the issuance of $47.0 million of additional 10 3/4% senior secured notes maturing in 2008.  The remaining $14.0 million of the purchase price was funded with cash.  In conjunction with the issuance of the notes, the Company capitalized $2.5 million of debt issuance costs, which are being amortized over the life of the notes.

The table below reflects unuadited pro forma combined results of the slot route operations of the Company and Anchor Coin as if the acquisition had taken place at the beginning of the year (dollars in thousands):

	Three months ended March 31, 2002	Three months ended March 31, 2003
Gross revenues	$75,769	$80,188
Net income	$1,879	$2,365

Included in the pro forma net income are approximately $1,165,000 and $453,000 of interest expense.  In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of 2002.

3.                                      BUSINESS SEGMENTS

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  SFAS No. 131 established standards for the way public companies are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders.  It also established standards for related disclosures about products and services, geographic areas, and major customers.

The Company operates through two business segments—slot route operations and casino operations.  The slot route operations involve the installation, operation, and service of slot machines at strategic, high traffic non-casino locations, such as grocery stores, drug stores, convenience stores, bars, and restaurants.  Casino operations consist of the following four casinos:  Terrible’s Town Casino in Henderson, Nevada, Terrible’s Searchlight in Searchlight, Nevada, Terrible’s Town Casino and Terrible’s Lakeside Casino, both of which are located in Pahrump, Nevada, and Terrible’s Hotel & Casino in Las Vegas, Nevada.

Revenues, income from operations, and depreciation and amortization for these segments are as follows (dollars in thousands):

	Three Months Ended March 31,
	2002	2003
Net revenues:

Slot route operations	$44,844	$53,680
Casino operations	6,047	16,885
Other operations (1)	658	724
Total net revenues	$61,549	$71,289

Income from operations (excluding general and administrative expense):
Slot route operations	$5,901	$7,503
Casino operations	2,459	3,230
Other (1)	560	608
Total income from operations	$8,920	$11,341
Depreciation/amortization:

Slot route operations	$2,282	$3,567
Casino operations	1,149	1,534
Other (1)	98	116
Total depreciation/amortization	$3,829	$5,217
Segment EBITDA (2):

Slot route operations	$8,183	$11,070
Casino operations	3,908	4,764
Other and corporate (1)	(2,000)	(1,958)
Consolidated EBITDA (2)	$10,091	$13,876

(1)                        Amount represents primarily other non-gaming revenues and general and administrative expenses.

(2)                        Consolidated EBITDA consists of net income plus depreciation and amortization and interest expense net of capitalized interest.  Segment EBITDA for route and casino is calculated before allocation of overhead.  Other EBITDA represents other revenue, general and administrative expenses, interest income and other income.  EBITDA is presented because it is used as a performance measure to analyze the performance of our business segments and because we believe it is frequently used by securities analysts, investors and others in the evaluation of companies in our industry.  However, other companies in our industry may calculate EBITDA differently.  EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or as an alternative to net income or as an indicator of operating performance or any other measure of performance derived in accordance with generally accepted accounting principles.

The following table is a reconciliation of net income to EBITDA (in thousands):

	Three Months Ended March 31
	2002	2003
Reconciliation of net income to EBITDA:
Net income	$1,568	$3,336
Interest expense, net of capitalized interest	4,694	5,323
Depreciation and amortization	3,829	5,217
Consolidated EBITDA (2)	$10,091	$13,876

4.                                      LEASE ACQUISITION COSTS

	As of December 31, 2002		As of March 31, 2003
	(dollars in thousands)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Lease acquisition costs	$22,668	$7,528	$73,470	$9,140

The aggregate amortization expense for the quarters ended March 31, 2002 and 2003 was $716,946, $1,611,420, respectively.

Estimated amortization expense for the nine months ended December 31, 2003, and the twelve months ended 2004, 2005, 2006, 2007 and 2008 is $7,256,000, $9,343,000, $9,124,000, $8,904,000, $8,760,000, and $8,216,000, respectively.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a gaming company that owns and operates approximately 8,200 slot machines throughout the State of Nevada.  Our route operations involve the exclusive installation and operation of approximately 6,600 slot machines in strategic, high traffic, non-casino locations, such as grocery stores drug stores, convenience stores, bars and restaurants.  We also own and operate Terrible’s Hotel & Casino in Las Vegas, as well as four other small casinos.

We generally enter into two types of route contracts.  With chain store customers, we pay a fixed monthly fee for each location in which we place slot machines.  With our street accounts, such as bars, restaurants and non-chain convenience stores, we share in the revenues on a percentage basis with the location owner.

In August 2001, the Company restructured substantially all of its debt with a $170.0 million senior secured note offering, and in February 2003, the Company purchased the slot route assets of Anchor Coin, a subsidiary of International Game Technology, Inc., for approximately $61.0 million.  The Anchor Coin transaction was financed in part by a $47.0 million addition to our previous senior secured note offering, resulting in $217.0 million senior secured notes outstanding, and all of which are due in 2008.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986. Under those provisions, the owners of our company pay income taxes on our taxable income. Accordingly, a provision for income taxes is not included in our financial data.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Route Operations

Route operations accounted for 73% of total revenues during the quarter ended March 31, 2002 compared to 70% during the quarter ended March 31, 2003.  Total revenues from route operations were $53.8 million for the quarter ended March 31, 2003, an increase of $8.9 million, or 20%, from $44.9 million for the quarter ended March 31, 2002.  The increase in revenues was primarily due to the new locations that we added in connection with the purchase of the slot route assets of Anchor Coin in February 2003 as well as growth in revenues at the Company’s base locations.

Route operating costs were $42.6 million, or 79%, of route revenues for the quarter ended March 31, 2003.  This compares to $36.7 million and 82% of route revenues for the same period in 2002.  The increase in route operating expenses of $5.9 million was primarily related to the increased rents and space leases associated with the new locations that we added in connection with the purchase of the slot route assets of Anchor Coin in February 2003.

Route EBITDA (defined as segment revenues less promotional allowances less segment costs with no corporate allocation for overhead) for the quarter ended March 31, 2003 was $11.1 million, an increase of $2.9 million, or 35%, from $8.2 million for the quarter ended March 31, 2002.

Casino Operations

Casino operations accounted for 26% of total revenues for the quarter ended March 31, 2003 compared to 29% of total revenues for the quarter ended March 31, 2002.  Total revenues derived from casino operations were $19.5 million for the quarter ended March 31, 2003, an increase of $1.1 million, or 6%, from $18.4 million for the quarter ended March 31, 2002.  This increase was due to an increase in revenues at all casino properties.  Casino operating costs were $12.1 million, or 62%, of casino revenues for the quarter ended March 31, 2003, compared to $12.1 million, or 66%, of casino revenues for the quarter ended March 31, 2002.  Casino EBITDA (defined as segment revenues less promotional allowances less segment costs with no corporate allocation for overhead) was $4.8 million for the quarter ended March 31, 2003, which was a $0.9 million, or 23%, increase over the results for March 31, 2002, which were $3.9 million.

Other Revenue

Other revenue consists of non-gaming revenue items, such as ATM fees, pay phone charges, rental income and other miscellaneous items.  This accounted for approximately 1% of total revenues, or $0.7 million, for the quarters ended March 31, 2003 and 2002, respectively.

Promotional Allowances

Promotional allowances were $2.7 million, or 3.6% of total revenues, for the quarter ended March 31, 2003, an increase of $0.3 million, or 12%, from $2.4 million, or 3.8% of total revenues for the quarter ended March 31, 2002.

Other Costs

General and administrative expenses, or G&A, were $2.8 million for the quarters ended March 31, 2003 and 2002.  G&A expenses as a percentage of net revenue were 3.9% of revenue for the quarter ended March 31, 2003 and approximately 4.6% for the quarter ended March 31, 2002.

Depreciation and amortization expense was $5.2 million for the quarter ended 2003, an increase of $1.4 million, or 37%, from $3.8 million for the first quarter of 2002. The increase was due to the addition of the assets of the Anchor Coin slot route as well as the additional depreciation from the capital expenditures made during 2002.

Income from Operations

As a result of the factors discussed above, income from operations was $8.6 million for the quarter ended March 31, 2003, an increase of $2.4 million from $6.2 million for the quarter ended March 31, 2002.  As a percentage of total revenues, income from operations increased from 9.7% during the first quarter of 2002 to 11.6% during the same period in 2003.

Other Expense

Other expense was $5.2 million for the quarter ended March 31, 2003, increasing $0.6 million from $4.6 million in 2002.  This increase was due primarily to interest paid or expensed as a result of the additional debt associated with the purchase of the Anchor Coin slot route assets in February 2003.

Net Income

As a result of the items discussed above, net income for the quarter ended March 31, 2003 was $3.3 million, an increase in earnings of $1.7 million, or 106%, from $1.6 million net income for the quarter ended March 31, 2002.

Liquidity and Capital Resources

Cash Flows

At March 31, 2003, we maintained $45.5 million in cash and equivalents.  We expect to fund our operations, debt service and capital needs from operating cash flow and cash on hand.  Based upon our anticipated future operations, we believe that cash on hand together with available cash flow, will be adequate to meet our anticipated working capital requirements, capital expenditures and scheduled payments of interest on the notes for at least the foreseeable future.  No assurances can be given, however, that our cash flow will be sufficient for that purpose.  There can be no assurance that our estimates of our cash needs are accurate or that new business developments or other unforeseeable events will not occur, resulting in the need to raise additional funds.

Operating Activities

During the three months ended March 31, 2003, operating activities provided $5.2 million in cash flows on $3.3 million in net income.  Net income for the three months ended March 31, 2003 included non-cash expenses (depreciation and amortization) of $5.2 million.

Investing Activities and Capital Expenditures

For the three months ended March 31, 2003, we had net cash used for investing activities of $60.4 million primarily related to the net cash used to purchase the slot route assets of Anchor Coin.

Capital expenditures for the remainder of 2003 are anticipated to be approximately $9.0 million. These funds will be primarily used for maintenance capital expenditures and for the purchase of slot machines.

Financing Activities

Cash flows provided by financing activities were $45.7 million in the first three months of 2003.  This was primarily the result of the additional debt of $47.0 million issued for the purchase of the Anchor Coin slot route assets and fees of $2.1 million associated with that transaction, as well as the costs associated with the amendments made to our 10 3/4% senior secured notes maturing in 2008.  The acquisition was funded in part by the issuance of $47.0 million of additional 10 3/4% senior secured notes maturing in 2008.  The remaining $14.0 million of the purchase price was funded with cash.  In conjunction with the issuance of the notes, the Company capitalized $2.5 million of debt issuance costs that are being amortized over the life of the notes.

Our ability to service our debt will depend on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

We maintain a $10.0 million revolving credit facility from US Bank of Nevada. The line of credit has not been utilized and is available for working capital purposes.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2003.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Contractual Obligations:
Long-term debt	$217,065	$116	$150	$36	$216,763
Operating leases	301,615	67,132	109,040	78,407	47,036
Total Contractual Obligations	$518,680	$67,248	$109,190	$78,443	$263,799

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires our management to adopt accounting policies and make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  Our business and industry is highly regulated.  The majority of our revenue is counted in the form of cash, chips and tokens and therefore, is not subject to any significant or complex estimation procedures.

We have determined that the following accounting policy and related estimates are critical to the preparation of our consolidated financial statements:

Long-Lived Assets

We have a significant investment in long-lived property and equipment and lease acquisition costs.  Significant accounting policies that affect the reported amounts for these assets include the determination of the assets’ estimated useful lives, evaluation of the asset’s recoverability and the likelihood of technological obsolescence.  We estimate useful lives for property and equipment based on historical experience and estimates of products’ commercial lives.  Significant incremental costs associated with the acquisition of location leases are capitalized and amortized using the straight-line method over the term of the related leases, including expected renewals, which range from 1 to 20 years. Should the actual useful life of an asset differ from the estimated useful life, future operating results could be positively or negatively affected.  We review useful lives, obsolescence, and assess commercial viability of these assets periodically.  We assess the recoverability of long-lived assets when circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, we record an impairment to write down the long-lived asset or asset group to its estimated fair value.  Fair value is determined based on discounted expected future cash flows. An adverse change to the estimate of these future cash flows could necessitate an impairment charge that would adversely affect operating results.

Certain Forward-Looking Statements

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

Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved.  Undue reliance should not be placed on any forward-looking statements.  Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, the following:

•                  The success of our route operations is dependent on our ability to renew our contracts.

•                  Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the indenture.  The following chart shows certain important information regarding our indebtedness:

	March 31, 2003
	(in thousands)

Long-term debt, including current portion	$217,065
Stockholders’ equity	1,201
Ratio of earnings to fixed charges	1.6	x

•                  We will require a significant amount of cash to service our indebtedness.  Our ability to generate cash depends on many factors beyond our control.

•                  Our indebtedness imposes restrictive covenants on us.

•                  We may experience reduced operating margins and loss of market share due to intense competition from companies with longer operating histories, greater resources and more established brand names.

•                  We face extensive regulation from gaming and other government authorities.

•                  The proposed recommendation of the Nevada Governor’s Task Force on Tax Policy could, if implemented, have a material adverse effect on our financial condition.

•                  Our operations could be adversely affected due to the adoption of anti-smoking regulations.

•                  We are unable to predict the future impact that terrorism and the uncertainty of war may have on our business and operations.

•                  We depend upon our key employees and certain members of our management.

•                  Our executive officers and members of our board of directors own 100% of Herbst Gaming and could have interests that conflict with yours.

•                  Our business relies heavily on certain markets and an economic downturn in these markets could have a material adverse effect on our results.

Recently Issued and Adopted Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standard (“SFAS”) No. 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.  SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt.  Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income.  SFAS No. 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board Opinion 30.  This statement is effective for the Company’s 2003 fiscal year and early adoption is permitted.  The Company adopted this statement in the first quarter of 2003 and the adoption did not have a significant impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company believes that this statement will not have a significant impact on its results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“Interpretation 45”).  Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The provisions of this Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are generally effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company believes that Interpretation 45 will not have a significant impact on its results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46”).  Interpretation 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards.  These entities are commonly referred to as “special purpose entities.”  The provisions of Interpretation 46 are required to be applied prospectively for all variable interest entities created after January 31, 2003.  The Company believes that Interpretation 46 will not have a significant impact on its results of operations or financial position.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices.

On August 24, 2002, we issued $170.0 million in 10 3/4% senior secured notes.  The proceeds of these notes were used to refinance substantially all of our existing debt and for working capital purposes.  All debt is currently at a fixed rate of interest. In February 2003, we issued $47.0 million in additional 10 3/4% senior secured notes.  The notes were sold at a premium and the proceeds were used to partially fund the purchase of the slot route assets of Anchor Coin, a subsidiary of International Game Technology, Inc.

The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.  Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $231.1 million at March 31, 2003.

We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

We do not have any cash or cash equivalents as of March 31, 2003 that are subject to market risk based on changes in interest rates.

ITEM 4.               CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Herbst Gaming’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Herbst Gaming’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Herbst Gaming (including its consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

(b)                                 Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II – OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

None.

ITEM 2.               CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  An annual meeting of stockholders was held on March 4, 2003.

(b)                                 The board of directors as previously reported to the Securities and Exchange Commission was re-elected in its entirety.

(c)                                  All outstanding shares were voted for each director nominee.

(d)                                 Not applicable.

ITEM 5.               OTHER INFORMATION

None.

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

The following exhibits are filed as part of this Form 10-Q:

99.01                     Certification of Edward J. Herbst pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02                     Certification of Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K.

On January 21, 2003, Herbst Gaming furnished a Current Report on Form 8-K under Item 5, containing (a) information relating to the Asset Purchase Agreement between Anchor Coin and Herbst Gaming (including unaudited pro forma financial data), (b) a copy of a press release announcing the offering of additional 10¾% senior secured notes, (c) a copy of a press release announcing preliminary fourth quarter earnings, and (d) financial statements of Anchor Coin’s slot route operations.

On March 10, 2003, Herbst Gaming furnished a Current Report on Form 8-K under Item 2, containing (a) information relating to the closing of the acquisition of the slot route assets of Anchor Coin by Herbst Gaming, (b) a copy of the press release issued jointly by Herbst Gaming and International Game Technology, the parent company of Anchor Coin, announcing the closing of the acquisition of Anchor Coin’s slot route business and related assets, and (c) the financial statements of Anchor Coin’s slot route operations.

On May 6, 2003, Herbst Gaming furnished a Current Report on Form 8-K under Item 9, containing a copy of its earnings release for the period ended March 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2003	HERBST GAMING, INC.
(Registrant)

	By:	/s/ MARY E. HIGGINS
Mary E. Higgins
	Its:	Chief Financial Officer

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ EDWARD J. HERBST
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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ MARY E. HIGGINS
Mary E. Higgins, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
99.01	Certification of Edward J. Herbst pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.02	Certification of Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002