Form 10-Q
period 2003-06-30
HERBST GAMING INC
filed 2003-08-14
CIK 1160294

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

YES ☒  NO ☐

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value, 300 outstanding shares

FORM 10-Q

PART I. - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (Unaudited)

	December 31, 2002	June 30, 2003

Assets

Current assets
Cash and cash equivalents	$55,035	$53,600
Accounts receivable, net	1,389	1,133
Notes and loans receivable	266	635
Prepaid expenses	3,520	4,195
Inventory	1,143	996

Total current assets	61,353	60,559

Property and equipment, net	99,932	107,790

Lease acquisition costs, net	15,140	62,485

Due from related parties	546	877

Other assets, net	6,742	9,825

Total assets	$183,713	$241,536

Liabilities and stockholders’ (deficiency) equity

Current liabilities
Current portion of long-term debt	$127	$149
Accounts payable	4,695	6,972
Accrued expenses	10,707	14,093
Due to related parties	430	—

Total current liabilities	15,959	21,214

Long-term debt, less current portion	167,814	217,081
Other liabilities	1,175	834

Commitments and contingencies

Stockholders’ (deficiency) equity
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
Accumulated deficit	(5,234)	(1,592)

Total stockholders’ (deficiency) equity	(1,235)	2,407

Total liabilities and stockholders’ (deficiency) equity	$183,713	$241,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Revenues:
Route operations	$46,521	$61,441	$91,411	$115,224
Casino operations	18,325	19,164	36,771	38,685
Other	687	725	1,345	1,449

Total revenues	65,533	81,330	129,527	155,358

Less promotional allowances	(2,491)	(2,878)	(4,936)	(5,617)

Net revenues	63,042	78,452	124,591	149,741

Costs and expenses:
Route operations	37,724	47,307	74,385	89,917
Casino operations	12,296	12,469	24,435	24,590
Depreciation and amortization	3,956	6,209	7,785	11,426
General and administrative	2,688	3,297	5,439	6,063

Total costs and expenses	56,664	69,282	112,044	131,996

Income from operations	6,378	9,170	12,547	17,745

Other income (expense):
Interest income	73	53	167	133
Interest expense, net of capitalized interest	(4,714)	(5,827)	(9,408)	(11,150)
Gain (loss) on sale of assets	(51)	165	(52)	169

Total other expense	(4,692)	(5,609)	(9,293)	(10,848)

Net income	$1,686	$3,561	$3,254	$6,897

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

	Six Months Ended June 30,
	2002	2003
Cash flows from operating activities:
Net income	$3,254	$6,897
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,785	11,426
Debt discount amortization	210	61
(Gain) loss on sale of assets	52	(169)
Other	18	—

Decrease (increase) in:
Accounts receivable	403	256
Prepaid expenses	(857)	(468)
Inventory	(117)	147
Due from related parties	(114)	(331)

Increase (decrease) in:
Accounts payable	146	(367)
Accrued expenses	(47)	2,808
Due to related parties	(514)	(430)
Other liabilities	287	(341)

Net cash provided by operating activities	10,506	19,489

Cash flows from investing activities:
Net cash paid for acquisition of Anchor Coin’s Slot Route Assets	—	(57,171)
Additions to notes receivable	(69)	(283)
Collection on notes receivable	95	424
Proceeds from sale of property and equipment	117	362
Purchases of property and equipment	(5,079)	(6,611)
Lease acquisition costs	(257)	(868)

Net cash used in investing activities	(5,193)	(64,147)

Cash flows from financing activities:
Proceeds from long-term debt	—	49,115
Reduction of long-term debt	(44)	(77)
Loan origination fees	(166)	(2,560)
Stockholder’s distributions	—	(3,255)

Net cash (used in) provided by financing activities	(210)	43,223

Net increase (decrease) in cash and cash equivalents	5,103	(1,435)

Cash and cash equivalents:
Beginning of period	44,750	55,035
End of period	$49,853	$53,600

Supplemental cash flow information -
Cash paid during the period for interest	$9,548	$9,475

Supplemental schedule of non-cash Investing and financing activities -
Purchase of assets through direct financing	$48	$190
Purchase of assets through accounts payable	1,174	2,890

Acquisition of assets of Anchor Coin slot route

Fair value of assets and liabilities acquired -
Current assets, other than cash	$—	$717
Property and equipment	—	5,200
Lease acquisition costs	—	50,532
Other long-term assets	—	1,300
Accrued expenses	—	(578)
Cash paid, net of cash acquired	—	$57,171

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY)
EQUITY (IN THOUSANDS) (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, January 1, 2003	$2,368	$1,631	$(5,234)	$(1,235)
Stockholders’ distributions	—	—	(3,255)	(3,255)
Net income	—	—	6,897	6,897
Balance, June 30, 2003	$2,368	$1,631	$(1,592)	$2,407

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

Interim Financial Statements —The accompanying financial statements for the three and six months ended June 30, 2002 and 2003, are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results of the interim periods.  The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.  These accompanying unaudited  interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2002.

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

2.                                      ACQUISITION

On February 21, 2003, the Company acquired the assets of the slot route business of Anchor Coin, a wholly owned subsidiary of International Game Technology, Inc.  The acquisition was an asset acquisition and the only liabilities assumed were progressive jackpots.  The initial purchase price was $62.0 million with a subsequent adjustment to $61.0 million.  A portion of the purchase price has been allocated to the assets acquired and liabilities assumed based on estimated market value at the date of acquisition, with the remaining balance of $50.5 million recorded as lease acquisition costs for the route contracts acquired.  Such intangible asset is being amortized on a straight-line basis over the remaining life of the contracts.  The acquisition was funded in part by the issuance of $47.0 million of additional 10¾% senior secured notes maturing in 2008.  The remaining $14.0 million of the purchase price was funded with cash.  In conjunction with the issuance of the notes, the Company capitalized $2.5 million of debt issuance costs, which are being amortized over the life of the notes.

The table below reflects unaudited pro forma combined results of the Company and Anchor Coin’s Slot Route operations as if the acquisition had taken place at the beginning of 2002 (dollars in thousands):

	Three Months Ended June 30, 2002	Six Months Ended June 30,
		2002	2003

Gross revenues	$76,658	$152,427	$161,518
Net income	$1,167	$3,047	$5,926

Included in the pro forma net income for the three months ended June 30, 2002 is approximately $1,165,000 of interest expense.  Included in the pro forma net income for the six months ended June 30, 2002 and 2003 are approximately $2,330,000 and $453,000 of interest expense, respectively.  In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of 2002.

3.                                      BUSINESS SEGMENTS

The Company has adopted Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  SFAS No. 131 established standards for the way public companies are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders.  It also established standards for related disclosures about products and services, geographic areas, and major customers.

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

Revenues, income from operations, and depreciation and amortization for these segments are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Net revenues:
Slot route operations	$46,471	$61,344	$91,315	$115,024
Casino operations	15,884	16,383	31,931	33,268
Other operations(1)	687	725	1,345	1,449
Total net revenues	$63,042	$78,452	$124,591	$149,741

Income from operations (excluding general and administrative expense):
Slot route operations	$6,344	$9,474	$12,245	$16,977
Casino operations	2,134	2,385	4,593	5,615
Other(1)	588	608	1,148	1,216
Total income from operations	$9,066	$12,467	$17,986	$23,808

Depreciation/amortization:
Slot route operations	$2,403	$4,563	$4,685	$8,130
Casino operations	1,454	1,529	2,903	3,063
Other(1)	99	117	197	233
Total depreciation/amortization	$3,956	$6,209	$7,785	$11,426

Segment EBITDA(2):
Slot route operations	$8,747	$14,037	$16,930	$25,107
Casino operations	3,588	3,914	7,496	8,678
Other and corporate(1)	(1,979)	(2,354)	(3,979)	(4,312)
Consolidated EBITDA(2)	$10,356	$15,597	$20,447	$29,473

(1)          Amount represents primarily other—non-gaming revenues and general and administrative expenses.

(2)          Consolidated EBITDA consists of net income plus depreciation and amortization and interest expense, net of capitalized interest.  Segment EBITDA for route and casino is calculated before allocation of overhead. Other EBITDA represents other revenue, general and administrative expenses, interest income and other income. EBITDA is presented because it is used as a performance measure to analyze the performance of our business segments and because we believe it is frequently used by securities analysts, investors and others in the evaluation of companies in our industry. However, other companies in our industry may calculate EBITDA differently. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or as an alternative to net income or as an indicator of operating performance or any other measure of performance derived in accordance with generally accepted accounting principles.

The following table is a reconciliation of net income to EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Net income	$1,686	$3,561	$3,254	$6,897
Adjustments:
Depreciation and amortization	3,956	6,209	7,785	11,426
Interest expense, net of capitalized interest	4,714	5,827	9,408	11,150
Consolidated EBITDA(2)	$10,356	$15,597	$20,447	$29,473

4.                                      LEASE ACQUISITION COSTS

	As of December 31, 2002		As of June 30, 2003
	(dollars in thousands)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Lease acquisition costs	$22,668	$7,528	$74,068	$11,583

The aggregate amortization expense for the three months ended June 30, 2002 and 2003 was $730,640, and $2,443,670, respectively.  The aggregate amortization expense for the six months ended June 30, 2002 and 2003 was $1,447,586, and $4,055,090, respectively

Estimated amortization expense for the six months ended December 31, 2003, and the twelve months ended December 31, 2004, 2005, 2006, 2007 and 2008 is $4,877,000, $9,451,000, $9,235,000, $9,016,000, $8,866,000, and $8,290,000, respectively.

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

In August 2001, the Company restructured substantially all of its debt with a $170.0 million senior secured note offering and in February 2003, the Company purchased the slot route assets of Anchor Coin, a subsidiary of International Game Technologies, Inc., for approximately $61.0 million.  The Anchor Coin transaction was financed in part by a $47.0 million addition to our previous $170.0 million 10¾% senior secured note offering, resulting in $217.0 million in senior secured notes outstanding, and all of which are due in 2008.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986.  Under those provisions, the owners of our Company pay income taxes on our taxable income.  Accordingly, a provision for income taxes is not included in our financial data.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Route Operations

Route operations accounted for 75% of total revenues during the quarter ended June 30, 2003 compared to 71% during the quarter ended June 30, 2002.  Total revenues from route operations were $61.4 million for the quarter ended June 30, 2003, an increase of $14.9 million, or 32%, from $46.5 million for the quarter ended June 30, 2002.  The increase in revenues was primarily due to the new locations that we added in connection with the purchase of the slot route assets of Anchor Coin in February 2003 as well as growth in revenues at the Company’s base locations.

Route operating costs were $47.3 million, or 77%, of route revenues for the quarter ended June 30, 2003.  This compares to $37.7 million, or 81%, of route revenues for the same period in 2002.  The increase in route operating expenses of $9.6 million was primarily related to the increased rents and space leases associated with the new locations that we added in connection with the purchase of the slot route assets of Anchor Coin in February 2003.

Route EBITDA (defined as segment revenues less promotional allowances less segment costs with no corporate allocation for overhead) for the quarter ended June 30, 2003 was $14.0 million, an increase of $5.3 million, or 61%, from $8.7 million for the quarter ended June 30, 2002.

Casino Operations

Casino operations accounted for 24% of total revenues for the quarter ended June 30, 2003 compared to 28% of total revenues for the quarter ended June 30, 2002.  Total revenues derived from casino operations were $19.2 million for the quarter ended June 30, 2003, an increase of $0.9 million, or 5%, from $18.3 million for the quarter ended June 30, 2002.  This increase was due to an increase in play at all casino properties.  Casino operating costs were $12.5 million, or 65%, of casino revenues for the quarter ended June 30, 2003, compared to $12.3 million, or 67%, of casino revenues for the quarter ended June 30, 2002.  Casino EBITDA (defined as segment revenues less promotional allowances less segment costs with no corporate allocation for overhead) was $3.9 million for the quarter ended June 30, 2003, which was a $0.3 million, or 8%, increase over the results for June 30, 2002, which were $3.6 million.

Other Revenue

Other revenue consists of non-gaming revenue items, such as ATM fees, pay phone charges, rental income and other miscellaneous items.  This accounted for approximately 1% of total revenues, or $0.7 million, for the quarters ended June 30, 2003 and 2002, respectively.

Promotional Allowances

Promotional allowances were $2.9 million, or 3.5% of total revenues, for the quarter ended June 30, 2003, an increase of $0.4 million, or 16%, from $2.5 million, or 3.8% of total revenues, for the quarter ended June 30, 2002.

Other Costs

General and administrative expenses, or G&A, were $3.3 million for the quarter ended June 30, 2003 and $2.7 million for the same period in 2002.  G&A expenses as a percentage of total revenue were 4.1% of revenue for both quarters ended June 30, 2003 and 2002.

Depreciation and amortization expense was $6.2 million for the quarter ended 2003, an increase of $2.2 million, or 55%, from $4.0 million for the second quarter of 2002.  The increase was due to the addition of the assets of the Anchor Coin slot route as well as the additional depreciation from the capital expenditures made during 2002.

Income from Operations

As a result of the factors discussed above, income from operations was $9.2 million for the quarter ended June 30, 2003, an increase of $2.8 million from $6.4 million for the quarter ended June 30, 2002.  As a percentage of total revenues, income from operations increased from 9.7% during the second quarter of 2002 to 11.3% during the same period in 2003.

Other Expense

Other expense was $5.6 million for the quarter ended June 30, 2003, increasing $0.9 million from $4.7 million in 2002.  This increase was due primarily to interest paid or expensed as a result of the additional debt associated with the purchase of the Anchor Coin slot route assets in February 2003.

Net Income

As a result of the items discussed above, net income for the quarter ended June 30, 2003 was $3.6 million, an increase in earnings of $1.9 million, or 112%, from $1.7 million net income for the quarter ended June 30, 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Route Operations

Route operations accounted for 74% of total revenues during the six months ended June 30, 2003 compared to 71% during the six months ended June 30, 2002.  Total revenues from route operations were $115.2 million for the six months ended June 30, 2003, an increase of $23.8 million, or 26%, from $91.4 million for the six months ended June 30, 2002.  The increase in revenues was primarily due to the new locations that we added in connection with the purchase of the slot route assets of Anchor Coin in February 2003 as well as growth in revenues at the Company’s base locations.

Route operating costs were $89.9 million, or 78%, of route revenues for the six months ended June 30, 2003.  This compares to $74.4 million, or 81%, of route revenues for the same period in 2002.  The increase in route operating expenses of $15.5 million was primarily related to the increased rents and space leases associated with the new locations that we added in connection with the purchase of the slot route asset of Anchor Coin in February 2003.

Route EBITDA (defined as segment revenues less promotional allowances less segment costs with no corporate allocation for overhead) for the six months ended June 30, 2003 was $25.1 million, an increase of $8.2 million, or 48.5%, from $16.9 million for the six months ended June 30, 2002.

Casino Operations

Casino operations accounted for 25% of total revenues for the six months ended June 30, 2003 compared to 28% of total revenues for the six months ended June 30, 2002.  Total revenues derived from casino operations were $38.7 million for the six months ended June 30, 2003, an increase of $1.9 million, or 5%, from $36.8 million for the six months ended June 30, 2002.  This increase was due to an increase in play at all casino properties.  Casino operating costs were $24.6 million, or 64%, of casino revenues for the six months ended June 30, 2003, compared to $24.4 million, or 67%, of casino revenues for the six months ended June 30, 2002.  Casino EBITDA (defined as segment revenues less promotional allowances less segment costs with no corporate allocation for overhead) was $8.7 million for the six months ended June 30, 2003, which was a $1.2 million, or 16%, increase over the results for June 30, 2002, which were $7.5 million.

Other Revenue

Other revenue consists of non-gaming revenue items, such as ATM fees, pay phone charges, rental income and other miscellaneous items.  This accounted for approximately 1% of total revenues, or $1.4 million, for the six months ended June 30, 2003 and 1%, or $1.3 million, for the same period in 2002.

Promotional Allowances

Promotional allowances were $5.6 million, or 3.6% of total revenues, for the six months ended June 30, 2003, an increase of $0.7 million, or 14%, from $4.9 million, or 3.8% of total revenues, for the six months ended June 30, 2002.

Other Costs

G&A expenses were $6.1 million for the six months ended June 30, 2003 and $5.4 million for the six months ended June 30, 2002.  G&A expenses as a percentage of total revenue were 3.9% of revenue for the six months ended June 30, 2003 and approximately 4.2% for the six months ended June 30, 2002.

Depreciation and amortization expense was $11.4 million for the six months ended June 30, 2003, an increase of $3.6 million, or 46%, from $7.8 million for the same period in 2002.  The increase was due to the addition of the assets of the Anchor Coin slot route as well as the additional depreciation from the capital expenditures made during 2002.

Income from Operations

As a result of the factors discussed above, income from operations was $17.7 million for the six months ended June 30, 2003, an increase of $5.2 million from $12.5 million for the six months ended June 30, 2002.  As a percentage of total revenues, income from operations increased from 9.7% during the same period in 2002 to 11.4% during the same period in 2003.

Other Expense

Other expense was $10.8 million for the six months ended June 30, 2003, increasing $ 1.5 million from $9.3 million for the same period in 2002.  This increase was due primarily to interest paid or expensed as a result of the additional debt associated with the purchase of the Anchor Coin slot route assets in February 2003.

Net Income

As a result of the items discussed above, net income for the six months ended June 30, 2003 was $6.9 million, an increase in earnings of $3.6 million, or 109%, from $3.3 million net income for the six months ended June 30, 2002.

Liquidity and Capital Resources

Cash Flows

At June 30, 2003, we maintained $53.6 million in cash and equivalents.  We expect to fund our operations, debt service and capital needs from operating cash flow and cash on hand.  Based upon our anticipated future operations, we believe that cash on hand together with available cash flow, will be adequate to meet our anticipated working capital requirements, capital expenditures and scheduled payments of interest on the notes for at least the foreseeable future.  No assurances can be given, however, that our cash flow will be sufficient for that purpose.  There can be no assurance that our estimates of our cash needs are accurate or that new business developments or other unforeseeable events will not occur, resulting in the need to raise additional funds.

Operating Activities

During the six months ended June 30, 2003, operating activities provided $19.5 million in cash flows on $6.9 million in net income.  Net income for the six months ended June 30, 2003 included non-cash expenses (depreciation and amortization) of $11.4 million.

Investing Activities and Capital Expenditures

For the six months ended June 30, 2003, we had net cash used for investing activities of $64.1 million primarily related to the net cash used to purchase the slot route assets of Anchor Coin.

Capital expenditures for the remainder of 2003 are anticipated to be approximately $5.0 million.  These funds will be primarily used for maintenance capital expenditures and for the purchase of slot machines.

Financing Activities

Cash flows provided by financing activities were $43.2 million in the first six months of 2003.  This was primarily the result of the additional debt of $49.0 million issued for the purchase of the Anchor Coin slot route assets and fees associated with that transaction, as well as the costs associated with the amendments made to our 10¾% bonds maturing in 2008.  The acquisition was funded in part by the issuance of $47.0 million of additional 10¾% senior secured notes maturing in 2008.  The remaining $14.0 million of the purchase price was funded with cash.  In conjunction with the issuance of the notes, we capitalized $2.5 million of debt issuance costs that are being amortized over the life of the notes.

We distributed $3.3 million to stockholders during the first six months of 2003.  As a result of our election to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, $1.7 million of the above amount was distributed for the sole purpose of paying taxes on our income passed - through to our stockholders.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2003.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual obligations:
Long-term debt	$217,230	$149	$205	$102	$216,774
Operating leases	303,317	69,817	98,291	92,771	42,438
Total contractual obligations	$520,547	$69,966	$98,496	$92,873	$259,212

The table above includes all rent increases that were scheduled in conjunction with performance measures set forth in a settlement agreement with one of our slot route customers and agreed to in conjunction with our decision to extend slot route leases.  In July 2003, increases in rent payable to several of our major slot route accounts became effective.

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

•                  Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the indenture.   The following chart shows certain important information regarding our indebtedness:

June 30, 2003
(in thousands)
Long-term debt, including current portion	$217,230
Stockholders’ equity	2,407
Ratio of earnings to fixed charges	1.6x

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

•                  Our executive officers and members of our board of directors own 100% of Herbst Gaming and could have interests that conflict with the bondholders.

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

On August 24, 2001, we issued $170.0 million in 10¾% senior secured notes.  The proceeds of these notes were used to refinance substantially all of our existing debt and for working capital purposes.

All debt is currently at a fixed rate of interest. In February 2003, we issued $47.0 million in additional 10¾% senior secured notes.  The notes were sold at a premium and the proceeds were used to partially fund the purchase of the slot route assets of Anchor Coin, a subsidiary of International Game Technology, Inc.

The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.  Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $239.8 million at June 30, 2003.

We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

We do not have any cash or cash equivalents as of June 30, 2003 that are subject to market risk based on changes in interest rates.

ITEM 4.      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Herbst Gaming’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Herbst Gaming’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Herbst Gaming (including its consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

(b)           Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II - OTHER INFORMATION

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

None.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

The following exhibits are filed as part of this Form 10-Q:

31.1                           Certifications of Edward J. Herbst and Mary E. Higgins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1                           Certifications of Edward J. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)                                 Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2003	HERBST GAMING, INC.
(Registrant)

	By:	/s/ MARY E. HIGGINS
Mary E. Higgins
	Its:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certifications of Edward J. Herbst and Mary E. Higgins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.1	Certifications of Edward J. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).