Form 10-Q
period 2003-09-30
HERBST GAMING INC
filed 2003-11-13
CIK 1160294

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

FORM 10-Q

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (Unaudited)

	December 31, 2002	September 30, 2003
Assets
Current assets
Cash and cash equivalents	$55,035	$46,901
Accounts receivable, net	1,389	1,119
Notes and loans receivable	266	774
Prepaid expenses	3,520	4,236
Inventory	1,143	970
Total current assets	61,353	54,000
Property and equipment, net	99,932	106,880
Lease acquisition costs, net	15,140	61,692
Due from related parties	546	1,074
Other assets, net	6,742	9,409
Total assets	$183,713	$233,055

Liabilities and stockholders’ (deficiency) equity

Current liabilities
Current portion of long-term debt	$127	$159
Accounts payable	4,695	5,450
Accrued expenses	10,707	7,918
Due to related parties	430	—
Total current liabilities	15,959	13,527

Long-term debt, less current portion	167,814	217,092
Other liabilities	1,175	877

Commitments and contingencies

Stockholders’ (deficiency) equity
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
Accumulated deficit	(5,234)	(2,440)
Total stockholders’ (deficiency) equity	(1,235)	1,559
Total liabilities and stockholders’ (deficiency) equity	$183,713	$233,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003

Revenues:
Route operations	$45,272	$62,266	$136,683	$177,490
Casino operations	17,692	19,340	54,463	58,025
Other	910	734	2,255	2,183
Total revenues	63,874	82,340	193,401	237,698
Less promotional allowances	(2,457)	(2,727)	(7,393)	(8,344)
Net revenues	61,417	79,613	186,008	229,354

Costs and expenses:
Route operations	37,732	50,505	112,117	140,422
Casino operations	12,558	13,202	36,993	37,792
Depreciation and amortization	3,993	6,426	11,778	17,852
General and administrative	2,635	3,246	8,074	9,309
Total costs and expenses	56,918	73,379	168,962	205,375
Income from operations	4,499	6,234	17,046	23,979

Other income (expense):
Interest income	83	49	250	182
Interest expense, net of capitalized interest	(4,714)	(5,891)	(14,122)	(17,041)
Gain (loss) on sale of assets	144	(40)	92	129
Total other expense	(4,487)	(5,882)	(13,780)	(16,730)
Net income	$12	$352	$3,266	$7,249

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS) (UNAUDITED)

	Nine Months Ended September 30,
	2002	2003
Cash flows from operating activities:
Net income	$3,266	$7,249
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,778	17,852
Debt discount amortization	316	72
Gain on sale of assets	(92)	(129)

Decrease (increase) in:
Accounts receivable	368	281
Prepaid expenses	(792)	(509)
Inventory	(279)	173
Due from related parties	(133)	(528)

Increase (decrease) in:
Accounts payable	(179)	340
Accrued expenses	(4,646)	(3,367)
Due to related parties	(550)	(430)
Other liabilities	236	(298)
Net cash provided by operating activities	9,293	20,706

Cash flows from investing activities:
Net cash paid for acquisition of Anchor Coin’s Slot Route Assets	—	(57,171)
Additions to notes receivable	(179)	(544)
Collection on notes receivable	132	546
Proceeds from sale of property and equipment	344	533
Purchases of property and equipment	(7,474)	(11,587)
Lease acquisition costs	(527)	(2,601)
Net cash used in investing activities	(7,704)	(70,824)

Cash flows from financing activities:
Proceeds from long-term debt	—	49,115
Reduction of long-term debt	(69)	(115)
Loan origination fees	(191)	(2,561)
Stockholders’ distributions	—	(4,455)
Net cash (used in) provided by financing activities	(260)	41,984
Net increase (decrease) in cash and cash equivalents	1,329	(8,134)

Cash and cash equivalents:
Beginning of period	44,750	55,035
End of period	$46,079	$46,901

Supplemental cash flow information -
Cash paid during the period for interest	$18,687	$21,139

Supplemental schedule of non-cash Investing and financing activities -
Purchase of assets through direct financing	$70	$238
Purchase of assets through accounts payable	237	674
Acquisition of assets of Anchor Coin slot route

Fair value of assets and liabilities acquired -
Current assets, other than cash	$—	$717
Property and equipment	—	5,200
Lease acquisition costs	—	50,532
Other long-term assets	—	1,300
Accrued expenses	—	(578)
Cash paid, net of cash acquired	—	$57,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY)

EQUITY (IN THOUSANDS) (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, January 1, 2003	$2,368	$1,631	$(5,234)	$(1,235)
Stockholders’ distributions	—	—	(4,455)	(4,455)
Net income	—	—	7,249	7,249
Balance, September 30, 2003	$2,368	$1,631	$(2,440)	$1,559

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

Interim Financial Statements —The accompanying financial statements for the three and nine months ended September 30, 2002 and 2003, are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results of the interim periods.  The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.  These accompanying unaudited  interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2002.

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

2.             ACQUISITION

On February 21, 2003, the Company acquired the assets of the slot route business of Anchor Coin, a wholly owned subsidiary of International Game Technology, Inc.  The acquisition was an asset acquisition and the only liabilities assumed were progressive jackpots.  The initial purchase price was $62.0 million with a subsequent adjustment to $61.0 million.  A portion of the purchase price has been allocated to the assets acquired and liabilities assumed based on estimated market value at the date of acquisition, with the remaining balance of $50.5 million recorded as lease acquisition costs for the route contracts acquired.  Such intangible asset is being amortized on a straight-line basis over the remaining life of the contracts.  The acquisition was funded in part by the issuance of $47.0 million of additional 10¾% senior secured notes maturing in 2008.  The remaining $14.0 million of the purchase price was funded with cash.  In conjunction with the issuance of the notes, the Company capitalized $2.6 million of debt issuance costs, which are being amortized over the life of the notes.

The table below reflects unaudited pro forma combined results of the Company and Anchor Coin’s Slot Route operations as if the acquisition had taken place at the beginning of 2002 (dollars in thousands):

	Three Months Ended September 30, 2002	Nine Months Ended September 30,
		2002	2003
Gross revenues	$74,762	$227,189	$243,858
Net income (loss)	$(824)	$2,222	$6,278

Included in the pro forma net income (loss) for the three months ended September 30, 2002 is approximately $1,165,000 of interest expense.  Included in the pro forma net income for the nine months ended September 30, 2002 and 2003 are approximately $3,495,000 and $453,000 of interest expense, respectively.  In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of 2002.

3.             BUSINESS SEGMENTS

The Company has adopted Statement of Financial Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  SFAS No. 131 established standards for the way public companies are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders.  It also established standards for related disclosures about products and services, geographic areas, and major customers.

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

Revenues, income from operations, and depreciation and amortization for these segments are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003

Net revenues:
Slot route operations	$45,147	$62,178	$136,462	$177,202
Casino operations	15,360	16,701	47,291	49,969
Other operations(1)	910	734	2,255	2,183
Total net revenues	$61,417	$79,613	$186,008	$229,354
Income from operations:
Slot route operations	$4,987	$6,845	$17,232	$23,822
Casino operations	1,335	2,016	5,928	7,631
Other and general and administrative(1)	(1,823)	(2,627)	(6,114)	(7,474)
Total income from operations	$4,499	$6,234	$17,046	$23,979
Depreciation/amortization:
Slot route operations	$2,428	$4,828	$7,113	$12,958
Casino operations	1,467	1,483	4,370	4,546
Other(1)	98	115	295	348
Total depreciation/amortization	$3,993	$6,426	$11,778	$17,852
Segment EBITDA(2):
Slot route operations	$7,415	$11,673	$24,345	$36,780
Casino operations	2,802	3,499	10,298	12,177
Other and corporate(1)	(1,498)	(2,503)	(5,477)	(6,815)
Consolidated EBITDA(2)	$8,719	$12,669	$29,166	$42,142

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

The following table is a reconciliation of net income to EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003

Net income	$12	$352	$3,266	$7,249
Adjustments:
Depreciation and amortization	3,993	6,426	11,778	17,852
Interest expense, net of capitalized interest	4,714	5,891	14,122	17,041
Consolidated EBITDA(2)	$8,719	$12,669	$29,166	$42,142

4.                                      LEASE ACQUISITION COSTS

	As of December 31, 2002		As of September 30, 2003
	(dollars in thousands)
	Gross Carrying Amount	Accumulated Amortization	Cross Carrying Amount	Accumulated Amortization

Lease acquisition costs	$22,668	$7,528	$75,797	$14,105

The aggregate amortization expense for the three months ended September 30, 2002 and 2003 was $738,000 and $2,525,000, respectively.  The aggregate amortization expense for the nine months ended September 30, 2002 and 2003 was $2,185,000 and $6,580,000, respectively

Estimated amortization expense for the three months ending December 31, 2003, and the twelve months ending December 31, 2004, 2005, 2006, 2007 and 2008 is $2,526,000, $9,813,000, $9,563,000, $9,339,000, $9,194,000, and $9,016,000, respectively.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a gaming company that owns and operates approximately 8,200 slot machines throughout the State of Nevada.  Our route operations involve the exclusive installation and operation of approximately 6,600 slot machines in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants.  We also own and operate Terrible’s Hotel & Casino in Las Vegas, as well as four other small casinos.

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

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Route Operations

Route operations accounted for 76% of total revenues during the quarter ended September 30, 2003 compared to 71% during the quarter ended September 30, 2002.  Total revenues from route operations were $62.3 million for the quarter ended September 30, 2003, an increase of $17.0 million, or 38%, from $45.3 million for the quarter ended September 30, 2002.  The increase in revenues was primarily due to the new locations that we added in connection with the purchase of the slot route assets of Anchor Coin in February 2003 as well as growth in revenues at the Company’s base locations.

Route operating costs were $50.5 million, or 81%, of route revenues for the quarter ended September 30, 2003.  This compares to $37.7 million, or 81%, of route revenues for the same period in 2002.  The increase in route operating expenses of $12.8 million was related to increases in rents resulting from the exercise of options to extend the term of certain agreements at some of our space lease locations as well as costs associated with new locations that we added in connection with the purchase of the slot route assets of Anchor Coin in February 2003.

Route EBITDA (defined as segment revenues less promotional allowances less segment costs with no corporate allocation for overhead) for the quarter ended September 30, 2003 was $11.7 million, an increase of $4.3 million, or 58%, from $7.4 million for the quarter ended September 30, 2002.

Casino Operations

Casino operations accounted for 23% of total revenues for the quarter ended September 30, 2003 compared to 28% of total revenues for the quarter ended September 30, 2002.  The decrease in the percentage of casino operations revenues to total revenues is primarily due to the purchase of the slot route assets of Anchor Coin in February 2003.  Total revenues derived from casino operations were $19.3 million for the quarter ended September 30, 2003, an increase of $1.6 million, or 9%, from $17.7 million for the quarter ended September 30, 2002.  This increase was due to an increase in play at all casino properties.  Casino operating costs were $13.2 million, or 68%, of casino revenues for the quarter ended September 30, 2003, compared to $12.6 million, or 71%, of casino revenues for the quarter ended September 30, 2002.  Casino EBITDA (defined as segment revenues less promotional allowances less segment costs with no corporate allocation for overhead) was $3.5 million for the quarter ended September 30, 2003, which was a $0.7 million, or 25%, increase over the results for September 30, 2002, which were $2.8 million.

Other Revenue

Other revenue consists of non-gaming revenue items, such as ATM fees, pay phone charges, rental income and other miscellaneous items.  This accounted for approximately 1% of total revenues, or $0.7 million and $0.9 million, for the quarters ended September 30, 2003 and 2002, respectively.

Promotional Allowances

Promotional allowances were $2.7 million, or 3.3% of total revenues, for the quarter ended September 30, 2003, an increase of $0.2 million, or 8%, from $2.5 million, or 3.9% of total revenues, for the quarter ended September 30, 2002.

Other Costs

General and administrative expenses, or G&A, were $3.2 million for the quarter ended September 30, 2003 and $2.6 million for the same period in 2002.  G&A expenses as a percentage of total revenue were 3.9% of revenue for the quarter ended September 30, 2003 and 4.1% of revenue for the quarter ended September 30, 2002.

Depreciation and amortization expense was $6.4 million for the quarter ended 2003, an increase of $2.4 million, or 60%, from $4.0 million for the second quarter of 2002.  The increase was due to the addition of the assets of the Anchor Coin slot route as well as the additional depreciation from the capital expenditures made during the remainder of 2002 and 2003.

Income from Operations

As a result of the factors discussed above, income from operations was $6.2 million for the quarter ended September 30, 2003, an increase of $1.7 million, from $4.5 million for the quarter ended September 30, 2002.  As a percentage of total revenues, income from operations increased from 7.0% during the second quarter of 2002 to 7.6% during the same period in 2003.

Other Expense

Other expense was $5.9 million for the quarter ended September 30, 2003, increasing $1.4 million from $4.5 million in 2002.  This increase was due primarily to interest expensed as a result of the additional debt associated with the purchase of the Anchor Coin slot route assets in February 2003.

Net Income

As a result of the items discussed above, net income for the quarter ended September 30, 2003 was $352,000, an increase in earnings of $340,000 from $12,000 net income for the quarter ended September 30, 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Route Operations

Route operations accounted for 75% of total revenues during the nine months ended September 30, 2003 compared to 71% during the nine months ended September 30, 2002.  Total revenues from route operations were $177.5 million for the nine months ended September 30, 2003, an increase of $40.8 million, or 30%, from $136.7 million for the nine months ended September 30, 2002.  The increase in revenues was primarily due to the new locations that we added in connection with the purchase of the slot route assets of Anchor Coin in February 2003 as well as growth in revenues at the Company’s base locations.

Route operating costs were $140.4 million, or 77%, of route revenues for the nine months ended September 30, 2003.  This compares to $112.1 million, or 82%, of route revenues for the same period in 2002.  The increase in route operating expenses of $28.3 million was related to increases in rents resulting from the exercise of options to extend the term of certain agreements at some of our space lease locations as well as costs associated with new locations that we added in connection with the purchase of the slot route asset of Anchor Coin in February 2003.

Route EBITDA for the nine months ended September 30, 2003 was $36.8 million, an increase of $12.5 million, or 51.4%, from $24.3 million for the nine months ended September 30, 2002.

Casino Operations

Casino operations accounted for 24% of total revenues for the nine months ended September 30, 2003 compared to 28% of total revenues for the nine months ended September 30, 2002.  The decrease in percentage or casino operations revenues to total revenues is primarily due to the purchase of the slot route assets of Anchor Coin in February 2003.  Total revenues derived from casino operations were $58.0 million for the nine months ended September 30, 2003, an increase of $3.5 million, or 6%, from $54.5 million for the nine months ended September 30, 2002.  This increase was due to an increase in play at all casino properties.  Casino operating costs were $37.8 million, or 65%, of casino revenues for the nine months ended September 30, 2003, compared to $37.0 million, or 68%, of casino revenues for the nine months ended September 30, 2002.  Casino EBITDA was $12.2 million for the nine months ended September 30, 2003, which was a $1.9 million, or 18.4%, increase over the results for September 30, 2002, which were $10.3 million.

Other Revenue

Other revenue consists of non-gaming revenue items, such as ATM fees, pay phone charges, rental income and other miscellaneous items.  This accounted for approximately 1% of total revenues, or $2.2 million, for the nine months ended September 30, 2003 and 1%, or $2.3 million, for the same period in 2002.

Promotional Allowances

Promotional allowances were $8.3 million, or 3.5% of total revenues, for the nine months ended September 30, 2003, an increase of $0.9 million, or 12%, from $7.4 million, or 3.8% of total revenues, for the nine months ended September 30, 2002.

Other Costs

G&A expenses were $9.3 million for the nine months ended September 30, 2003 and $8.1 million for the nine months ended September 30, 2002.  G&A expenses as a percentage of total revenue were 3.9% of revenue for the nine months ended September 30, 2003 and approximately 4.2% for the nine months ended September 30, 2002.

Depreciation and amortization expense was $17.9 million for the nine months ended September 30, 2003, an increase of $6.1 million, or 52%, from $11.8 million for the same period in 2002.  The increase was due to the addition of the assets of the Anchor Coin slot route as well as the additional depreciation from the capital expenditures made during the remainder of 2002 and 2003.

Income from Operations

As a result of the factors discussed above, income from operations was $24.0 million for the nine months ended September 30, 2003, an increase of $7.0 million from $17.0 million for the nine months ended September 30, 2002.  As a percentage of total revenues, income from operations increased from 8.8% during the same period in 2002 to 10.1% during the same period in 2003.

Other Expense

Other expense was $16.7 million for the nine months ended September 30, 2003, increasing $2.9 million from $13.8 million for the same period in 2002.  This increase was due primarily to interest expensed as a result of the additional debt incurred for the purchase of the Anchor Coin slot route assets in February 2003.

Net Income

As a result of the items discussed above, net income for the nine months ended September 30, 2003 was $7.2 million, an increase in earnings of $3.9 million, or 118%, from $3.3 million net income for the nine months ended September 30, 2002.

Liquidity and Capital Resources

Cash Flows

At September 30, 2003, we maintained $46.9 million in cash and equivalents.  We expect to fund our operations, debt service and capital needs from operating cash flow and cash on hand.  Based upon our anticipated future operations, we believe that cash on hand together with available cash flow, will be adequate to meet our anticipated working capital requirements, capital expenditures and scheduled payments of interest on the notes for at least the foreseeable future.  No assurances can be given, however, that our cash flow will be sufficient for that purpose.  There can be no assurance that our estimates of our cash needs are accurate or that new business developments or other unforeseeable events will not occur, resulting in the need to raise additional funds.

Operating Activities

During the nine months ended September 30, 2003, operating activities provided $20.7 million in cash flows on $7.2 million in net income.  Net income for the nine months ended September 30, 2003 included non-cash expenses (depreciation and amortization) of $17.9 million.

Investing Activities and Capital Expenditures

For the nine months ended September 30, 2003, we had net cash used for investing activities of $70.8 million primarily related to the net cash used to purchase the slot route assets of Anchor Coin and to purchase additional gaming equipment.

Capital expenditures for the remainder of 2003 are anticipated to be approximately $1.5 million.  These funds will be primarily used for maintenance capital expenditures and for the purchase of slot machines.

Financing Activities

Cash flows provided by financing activities were $42.0 million in the first nine months of 2003.  This was primarily the result of the additional debt of $49.1 million issued for the purchase of the Anchor Coin slot route assets and fees associated with that transaction, as well as the costs associated with the amendments made to our 10¾% senior secured notes maturing in 2008.  The acquisition was funded in part by the issuance of $47.0 million of additional 10¾% senior secured notes maturing in 2008.  The remaining $14.0 million of the purchase price was funded with cash.  In conjunction with the issuance of the notes, we capitalized $2.6 million of debt issuance costs that are being amortized over the life of the notes.  We have distributed $4.5 million in cash to our stockholders, with approximately $2.0 million being made for the purpose of payment of subchapter S corporation taxes.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2003.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual obligations:
Long-term debt	$217,251	$159	$202	$216,890	$—
Operating leases	338,190	74,176	135,427	89,289	39,298
Total contractual obligations	$555,441	$74,335	$135,629	$306,179	$39,298

The table above includes all rent increases that were scheduled in conjunction with performance measures set forth in a settlement agreement with one of our slot route customers and agreed to in conjunction with our decision to extend slot route leases.  In July 2003, increases in rents to certain of our major slot route accounts became effective as a result of our exercise of options to extend the term of certain agreements at some of our space lease locations as well as costs associated with new locations that we added in connection with the purchase of the slot route assets of Anchor Coin in February 2003.

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

•                  Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the indenture.   The following chart shows certain important information regarding our indebtedness:

	September 30, 2003
	(in thousands)
Long-term debt, including current portion	$217,251
Stockholders’ equity	1,559
Ratio of earnings to fixed charges	1.4	x

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

•                  Our operations could be adversely affected if anti-smoking regulations are adopted.

•                  We are unable to predict the future impact that terrorism and the uncertainty of war may have on our business and operations.

•                  We depend upon our key employees and certain members of our management.

•                  Our executive officers and members of our board of directors own 100% of Herbst Gaming and could have interests that conflict with the holders of our 10¾% senior secured notes.

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

The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.  Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $242 million at September 30, 2003.

We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

We do not have any cash or cash equivalents as of September 30, 2003 that are subject to market risk based on changes in interest rates.

Item 4.          Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Herbst Gaming’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2003 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Herbst Gaming’s disclosure controls and procedures are effective and are adequate and designed to ensure that material information relating to Herbst Gaming (including its consolidated subsidiaries) would be made known to them by others within those entities.

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

On November 5, 2003, Herbst Gaming furnished a Current Report on Form 8-K under Item 12 (Results of Operations and Financial Condition), containing a copy of its earnings release for the period ended September 30, 2003 (including financial statements).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2003	Herbst Gaming, Inc.
(Registrant)

	By:	/s/ Mary E. Higgins
Mary E. Higgins
	Its:	Chief Financial Officer
(Chief Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certifications of Edward J. Herbst and Mary E. Higgins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.1	Certifications of Edward J. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).