Form 10-K
period 2003-12-31
HERBST GAMING INC
filed 2004-03-17
CIK 1160294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Not Applicable
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☐     Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of this Act).   ☐ Yes     ☒ No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of December 31, 2003, based on the price at which the common equity was sold, was approximately $0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 2003.

Common Stock, no par value, 300 outstanding shares.

Documents Incorporated by Reference

None.

PART I

Item 1.                                    Business

General

We are a gaming company that owned and operated as of December 31, 2003 through subsidiaries approximately 8,400 slot machines throughout the State of Nevada.  Our business is divided into two segments — slot route operations and casino operations.

Our route operations involve the exclusive installation and operation of slot machines at strategic, high traffic, non-casino locations such as grocery stores, drug stores, convenience stores, bars and restaurants.  Our slot machines include video poker, Keno, slot and other games.  We are one of the largest slot route operators in Nevada with approximately 6,800 slot machines in approximately 630 locations as of December 31, 2003.

Our casino operations consist of owning and operating five casinos in Nevada including Terrible’s Hotel & Casino, located one mile from the Las Vegas Strip, Terrible’s Lakeside Casino & RV Park and Terrible’s Town Casino in Pahrump, Terrible’s Casino & Bowl in Henderson, and Terrible’s Searchlight Casino located in Searchlight.

Herbst Gaming, Inc. was incorporated in Nevada on January 21, 1997.  In connection with the offering of $170,000,000 in principal amount of its 10¾% senior secured notes due 2008, Herbst Gaming, Inc. became the holding company of all gaming interests formerly owned by Edward, Timothy and Troy Herbst, who are brothers as well as the owners of all of the stock of Herbst Gaming, Inc.  On August 23, 2001,

Herbst Gaming, Inc. commenced business operations when the Herbst brothers entered into contribution agreements pursuant to which they contributed all of the outstanding stock of E-T-T, Inc. and Market Gaming, Inc., as well as all of the membership interests in E-T-T Enterprises L.L.C. and 80% of the membership interests in Flamingo Paradise Gaming, LLC to Herbst Gaming.  In addition, E-T-T, Inc., which owned a 20% membership interest in Flamingo Paradise Gaming, LLC, entered into an assignment of membership interest pursuant to which E-T-T, Inc. assigned its 20% membership interest in Flamingo Paradise Gaming, LLC to Herbst Gaming.  As a result of the contributions, Herbst Gaming, Inc. became a holding company of subsidiaries that conduct slot route or casino operations.

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

Recent Developments

In February 2003, we acquired Anchor Coin’s slot route business and related assets at a purchase price of approximately $61.0 million.  Upon the consummation of this acquisition, the number of slot machines used in our operations increased by approximately 1,100 machines.  The Anchor Coin transaction provided us with contracts to operate slot machines in certain Smith’s Food & Drug grocery stores, and other locations.  We funded this acquisition, in part, with the proceeds from the issuance of an additional $47.0 million in principal amount of our 10¾% senior secured notes.

Narrative Description of Business

Our business focuses on attracting and fostering repeat business from local gaming patrons in both our route and casino operations.  Local patrons are typically sophisticated gaming customers who seek convenient locations, high payouts and a pleasant atmosphere.

Route Operations

Our route operations involve the exclusive installation and operation of slot machines in chain store and street account locations.  We define chain stores as grocery stores, drug stores, merchandise stores and convenience stores, with more than five locations.  Our chain store contracts are primarily with large, national retailers, such as Albertsons, Vons, Safeway, SavOn, Smith’s, Kmart and Rite Aid, as well as Terrible Herbst.  Street accounts include local bars, restaurants and non-chain convenience stores.  Nevada law limits slot route operations to certain types of non-casino locations including bars, taverns, saloons, convenience stores, grocery stores, drug stores and airports.  Most locations are limited to offering no more than 15 slot machines.

We generally enter into two types of route contracts — one is a space lease arrangement and the other is a revenue-sharing arrangement.  Under space lease arrangements, which we principally enter into with chain stores, we pay a fixed monthly fee for each location in which we place slot machines.  Under revenue-sharing arrangements, which we typically enter into with street accounts, we pay the location owner a percentage of the revenues generated by our slot machines located at that particular street account.  In order to enter into a revenue-sharing arrangement, the location owner must hold a gaming license.  Both space lease and revenue-sharing arrangements typically involve long-term contracts that provide us with the exclusive right to install our slot machines at particular locations.  In the case of chain stores, our contracts give us the exclusive right to install slot machines at stores opened in the future.

In November 2000, we significantly increased the size of our route operations through the acquisition of Jackpot Enterprises, Inc.’s route operations.  This acquisition increased the number of slot machines in our route operations from approximately 2,200 to 5,400. In February 2003, we further increased the size of our route operations through the acquisition of the route assets of Anchor Coin, Inc., a subsidiary of IGT.  This acquisition increased the number of slot machines in our route operations from approximately 5,400 to 6,600.

We believe our route patrons choose to play slot machines near their homes.  We attract these players by installing state-of-the-art slot machines with popular games, by offering a high level of customer service and providing an attractive, comfortable atmosphere at the route locations.

Casino Operations

Our casino operations consist of owning and operating five casinos in Nevada.

Terrible’s Hotel & Casino

Terrible’s Hotel & Casino in Las Vegas, our largest casino, opened on December 6, 2000.  Terrible’s features approximately 775 slot and video poker machines, eight table games, a race and sports book and 185-seat bingo hall.  Terrible’s offers a buffet, 24-hour café, and a McDonald’s.  There are 373 rooms with standard amenities as well as a pool and spa.  Terrible’s is conveniently located approximately one mile east of the Las Vegas Strip, which we believe appeals to locals who wish to avoid the congestion of the Strip.  Terrible’s favorable location has made it popular with Strip casino employees.  The next major locals casino east of us is approximately six miles away on Boulder Highway.  Although we are not a tourist destination, we receive a certain amount of tourist traffic through our casino due to our location near the airport, the Strip and the Las Vegas Convention Center.

Other Casinos

•                  Terrible’s Town Casino in Pahrump, featuring 389 slot machines, six table games, a race and sports book, a 145-seat bingo facility and a restaurant;

•                  Terrible’s Lakeside Casino and RV Park in Pahrump, featuring 257 slot machines, a sports book that is open seasonally, a 232-seat bingo facility, a restaurant and 159 spaces for recreational vehicles adjacent to a seven-acre lake;

•                  Terrible’s Casino & Bowl in Henderson, featuring 99 slot machines and a 16-lane bowling alley; and

•                  Terrible’s Searchlight Casino in Searchlight, featuring 75 slot machines.

Financial Information

The primary source of our revenue and income is from our route and casino operations, although we view the restaurants, bars and services to be important adjuncts to our casino operations.  The following table sets forth the contribution to total net revenues on a dollar and percentage basis of our major activities for the years ended December 31, 2003, 2002 and 2001.

	Years Ended December 31,
	2003(1)		2002		2001(1)
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenues:
Route operations(2)	$241,833	77.5%	$183,877	73.7%	$170,893	73.3%
Casino operations(2)	78,342	25.1	72,498	29.0	67,831	29.1
Other	3,049	1.0	3,078	1.2	2,878	1.2
Total revenues(3)	323,224	103.6	259,453	103.9	241,602	103.6
Less promotional allowances(2)	11,249	3.6	9,802	3.9	8,410	3.6
Total net revenues	$311,975	100.0%	$249,651	100.0%	$233,192	100.0%

(1)           Calendar year 2003 reflects a partial year of operations of the slot route operations purchased from Anchor Coin in February 2003. Calendar year 2001 reflects the first full year of operations of (i) operations purchased from Jackpot Enterprises, Inc. in November 2000 and (ii) the opening of Terrible’s Hotel & Casino in December 2000.  As a result, the results of operations for calendar years 2003, 2002 and 2001 may not be comparable to the results of operations incurred in earlier years.

(2)           Route and casino revenues are the net difference between gaming wins and losses.  Promotional allowances consist primarily of food and beverages furnished gratuitously to customers.  The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances.  See Note 1 of Notes to Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data”.

(3)           Does not include interest income.

See “Item 8.  Financial Statements and Supplementary Data” for additional financial information about us.

Marketing

We target our marketing to locals because we believe that a vast majority of our gaming patrons are local residents.  Our marketing efforts seek to capitalize on the strong recognition and high level of quality and value associated with the Terrible Herbst trade name and its cowboy logo, which is used in over 80 gasoline stations and convenience stores throughout California, Arizona and Nevada.  For this reason, we have licensed the Terrible Herbst trade name from Terrible Herbst, Inc., a related party, for a period of ten years.

We have implemented a unique players club that rewards customers with points for playing at our route and casino locations as well as for purchases made at Terrible Herbst gas stations and convenience stores in the Las Vegas area.  Points may be redeemed for cash as well as free or discounted rooms, food or other goods or services provided at any such location.

Competition

Our slot route operations are subject to substantial direct competition for our revenue-sharing and fixed space lease locations from one large route operator and numerous small operators, located principally in Las Vegas, Nevada.  The principal method of competition for slot route operators includes the economic terms of the revenue-sharing or space lease arrangement, the services provided and the reputation of the route operator.  Price competition for revenue-sharing or space lease arrangements is intense and we believe that price competition among slot route operators will continue.  We are one of the largest route operators with approximately 6,800 slot machines situated in locations outside of our casinos as of December 31, 2003.

With respect to our casino operations in Las Vegas, Terrible’s Hotel & Casino competes for local gaming customers with other locals-oriented casino-hotels in Las Vegas.  We do not believe that we are in direct competition with many of the resort-casino properties on the Las Vegas Strip, which focus primarily on attracting tourist players.  Rather, we believe that our principal competitors in our casino operations are the two other local casinos located within a one mile radius.  We compete with these properties on the basis of the desirability of location, payout rates, personalized approach, casino promotions, comfort and value of restaurants and hotel rooms and the variety and value of entertainment.  The construction of new casinos or the expansion of existing casinos near our casinos could have a negative impact on our casino operations.

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

Employees

As of December 31, 2003 we employed approximately 2,100 employees.  None of our employees is covered by a collective bargaining agreement.  We believe that our relationship with our employees is good.

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

Corporations and other entities that operate casinos or slot routes in Nevada are required to be licensed by the Nevada Gaming Authorities.  A gaming license for such activities requires the periodic payment of fees and taxes and is not transferable.  Herbst Gaming is registered by the Nevada Gaming Commission as a publicly traded corporation (a “registered corporation”).  As a registered corporation, we are required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and furnish any other information that the Nevada Gaming Commission may require.  Herbst Gaming has been found suitable by the Nevada Gaming Commission to own the stock of E-T-T, Inc., which is licensed by the Nevada Gaming Commission as a casino and slot route operator, Market Gaming, Inc., which is licensed as a slot route operator, and Flamingo Paradise Gaming, LLC, which is licensed as a casino operator.  E-T-T, Inc., is also registered by the Nevada Gaming Commission as an intermediary holding company (the “Intermediary Company”) and has been found suitable to own the stock of Corral Country Coin, Inc., Cardivan Company, and Corral Coin, Inc., all of which are licensed by the Nevada Gaming Authorities as slot route operators (all of the foregoing, including Market Gaming, Inc., and Flamingo Paradise Gaming, LLC, are referred to as the “Gaming Subsidiaries”).  No person may become a stockholder of, or receive any percentage of the profits from, the Intermediary Company or any of the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities.  Herbst Gaming, the Intermediary Company, and all of the Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

If it were determined that Herbst Gaming, the Intermediary Company or the Gaming Subsidiaries violated the Nevada gaming laws, our gaming licenses and registrations with the Nevada Gaming Commission could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures.  In addition, Herbst Gaming, the Intermediary Company, the Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada laws at the discretion of the Nevada Gaming Commission.  Further, the Nevada Gaming Commission could appoint a supervisor to operate our gaming properties and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of our gaming properties) could be forfeited to the State of Nevada.  Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our operations.

Any beneficial holder of Herbst Gaming’s voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of Herbst Gaming’s voting securities determined if the Nevada Gaming Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada.  The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting such investigation.

Although we do not intend to register or sell any equity securities, Nevada law requires any person who acquires more than 5% of a registered corporation’s voting securities to report the acquisition to the Nevada Gaming Commission.  Nevada law requires that beneficial owners of more than 10% of a registered corporation’s voting securities apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring the filing for a finding of suitability.  Under certain circumstances, an “institutional investor,” as defined in the regulations of the Nevada Gaming Commission, which acquires more than 10%, but not more than 15%, of our voting securities may apply to the Nevada Gaming Commission for a waiver of such finding of suitability if that institutional investor holds the voting securities for investment purposes only.  An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding our voting securities for investment purposes only.  Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

Herbst Gaming may be required to disclose to the Nevada State Gaming Control Board and the Nevada Gaming Commission the identities of all holders of our issued and outstanding 10¾% senior secured notes.  The Nevada Gaming Commission may, in its discretion, require the holder of any debt security of a registered corporation to file applications, be investigated and be found suitable to own the debt security of a registered corporation.  If the Nevada Gaming Commission determines that a person is unsuitable to own a debt security, then pursuant to Nevada law, the registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Gaming Commission, it:

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

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted.  Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

•                  a percentage of the gross revenues received;

•                  the number of gaming devices operated; or

•                  the number of table games operated.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons, or Licensees, and who is or who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada State Gaming Control Board of the Licensees’ participation in foreign gaming.  The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission.  Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada gaming laws.  Licensees are also subject to disciplinary action by the Nevada Gaming Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to a foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

Item 2.           Properties

We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry on our business.  We also believe that our gaming properties are operated at satisfactory levels of utilization and each property is monitored to make sure that the needs of our business and customers are met.  All of our properties are subject to deeds of trust securing the 10¾% senior secured notes.

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

Office Space and Convenience Store.  We lease a three-acre site and a 50,000 square foot building where our employment center and purchasing department are located.  The lease between the Herbst Grandchildren’s Trust, a trust governed under the laws of the State of Nevada and a related party, and us ends on November 27, 2012, with options to renew the lease for five additional successive terms of ten years each.

Terrible’s Searchlight Casino.  We lease the land on which Terrible’s Searchlight Casino is located in Searchlight, Nevada.  The lease ends on June 30, 2022, with options to renew the lease for five additional successive terms of ten years each.

Terrible’s Hotel & Casino.  We own the ten-acre site in Las Vegas on which Terrible’s Hotel & Casino is located, consisting of a 45,000 square foot casino with 373 guest rooms.

Terrible’s Town Casino.  Terrible’s Town Casino in Pahrump, Nevada, which is approximately 60 miles from Las Vegas, comprises an approximate 30,000 square foot building on approximately three acres.  We lease the land from the Herbst Family Limited Partnership I, a Nevada limited partnership and a related party.  The lease expires on June 30, 2006.  We also have an option to further extend the lease for four additional successive terms of five years each.

Terrible’s Lakeside Casino & RV Park.  We own the land in Pahrump, Nevada on which Terrible’s Lakeside Casino & RV Park, an approximate 8,000 square foot casino on 30 acres, is located.

Terrible’s Town Casino & Bowl.  We lease the land and building on which our Terrible’s Town Casino & Bowl is located in Henderson, Nevada.  The lease ends on February 9, 2014, with options to renew the lease for five additional successive terms of ten years each.  We own a 0.8-acre lot adjacent to Terrible’s Town Casino & Bowl that we are holding for possible future development.

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

Item 4.                                    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.                                    Market for Registrant’s Common Equity and Related Stockholder Matters

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

(c)                                  Dividend Policy

The indenture governing our 10¾% senior secured notes restricts our ability to declare or make distributions on our capital shares.  To date, the only distributions that we have made on our common stock are distributions permitted by the indenture governing our 10¾% senior secured notes.  Subject to contractual restrictions contained in the indenture, any future determinations as to the payment of dividends will be at the discretion of our board of directors, and will depend on our financial condition, results of operations, capital requirements, and such other factors as the board of directors deems relevant.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Item 8.  Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements.”

Item 6.                                    Selected Financial Data

We derived the following selected financial data as of and for each of the five years ended December 31, 2003, from our audited consolidated financial statements.  In February 2003, we acquired the slot route assets of Anchor Coin, Inc.  In November 2000, we purchased Jackpot’s route operations, and in December 2000, we opened Terrible’s Hotel & Casino.  Therefore, the periods beginning on or after January 1, 2001 may not be comparable to prior years.  The following information should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial and statistical data included in this Form 10-K.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986.  Under those provisions, the owners of our company pay income taxes on our taxable income.  Accordingly, a provision for income taxes is not included in our financial data.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Income statement data:
Revenues
Route operations	$67,870	$86,109	$170,893	$183,877	$241,833
Casino operations	19,664	25,315	67,831	72,498	78,342
Other	2,695	2,979	2,878	3,078	3,049
Total revenues	90,229	114,403	241,602	259,453	323,224
Promotional allowances-route	(68)	(218)	(143)	(305)	(371)
Promotional allowances-casino	(1,414)	(2,182)	(8,267)	(9,497)	(10,878)
Net revenues	88,747	112,003	233,192	249,651	311,975
Costs and expenses
Route operations	58,995	74,321	141,535	150,781	192,757
Casino operations	13,331	17,322	46,686	48,635	51,142
General and administrative	3,808	4,782	10,168	10,812	12,514
Depreciation and amortization	5,621	5,318	14,198	15,741	24,382
Pre-opening expenses	—	2,361	—	—	—
Total costs and expenses	81,755	104,104	212,587	225,969	280,795
Income from operations	6,992	7,899	20,605	23,682	31,180
Interest income	64	82	407	336	228
Interest expense	(2,216)	(4,643)	(19,952)	(18,785)	(22,932)
Loss on early retirement of debt (1)	—	—	(13,024)	—	(267)
Net Income (loss)	$4,840	$3,338	$(11,964)	$5,233	$8,209

	As of December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$11,632	$29,573	$44,750	$55,035	$54,030
Total assets	79,458	171,132	180,183	183,713	237,068
Total debt(2)	59,463	133,138	167,319	167,941	215,269
Stockholders’ equity (deficiency)	8,454	6,972	(6,468)	(1,235)	1,554

	Year Ended December 31,
	1999		2000		2001		2002		2003
	(in thousands, exceptions)
Other data:
Ratio of earnings to fixed charges(3)	1.8	x	1.0	x	1.1	x	1.3	x	1.3	x
Net cash provided by operating activities	$12,374		$14,881		$14,945		$19,323		$34,997
Net cash used in investing activities	(19,674)		(44,939)		(2,778)		(8,700)		(74,724)
Net cash provided by (used in) financing activities	10,368		47,999		3,010		(338)		38,722
Capital expenditures	20,920		10,036		3,226		8,442		15,117

Route EBITDA(4)	8,807		11,570		29,215		32,791		48,705
Casino EBITDA(4)	4,919		5,811		12,878		14,366		16,322
Consolidated EBITDA(4)	$12,677		$15,660		$35,210		$39,759		$55,790

(1)          Includes (a) a charge of $13.0 million recognized in August 2001 related to the write-off of unamortized financing fees and other costs due to the repayment of $143.8 million of our long-term debt.  The repayment was due in conjunction with the issuance of $170.0 million senior secured notes in August of 2001 and (b) a premium of $267,000 paid in conjunction with the repurchase of $2.0 million of our senior secured notes.

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

(4)          Consolidated EBITDA consists of net income (loss) plus depreciation and amortization, interest expense net of capitalized interest, pre-opening expenses and loss on early retirement of debt.  Segment EBITDA for route and casino is calculated before allocation of overhead.  EBITDA is presented because it is used as a performance measure to analyze the performance of business segments and because it is frequently used by securities analysts, investors and others in the evaluation of companies in our industry.  However, other companies in our industry may calculate EBITDA differently.  EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or as an alternative to net income (loss) or as an indicator of operating performance or any other measure of performance derived in accordance with generally accepted accounting principles.

The following table is a reconciliation of net income (loss) to EBITDA:

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Net income (loss)	$4,840	$3,338	$(11,964)	$5,233	$8,209
Adjustments:
Depreciation and amortization	5,621	5,318	14,198	15,741	24,382
Pre-opening expenses	—	2,361	—	—	—
Interest expense, net of capitalized interest	2,216	4,643	19,952	18,785	22,932
Loss on early retirement of debt	—	—	13,024	—	267
Consolidated EBITDA	$12,677	$15,660	$35,210	$39,759	$55,790

Item 7.                                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the section “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this annual report.

Overview

We are a gaming company that owned and operated approximately 8,400 slot machines throughout the State of Nevada as of December 31, 2003.  Our route operations involved the exclusive installation and operation of approximately 6,800 slot machines as of December 31, 2003 in strategic, high traffic, non-casino locations, such as grocery stores drug stores, convenience stores, bars and restaurants.  We also own and operate Terrible’s Hotel & Casino in Las Vegas, as well as four other small casinos.

We generally enter into two types of route contracts.  With chain store customers, such as Albertsons, Vons, Safeway, SavOn, Smith’s, Kmart, Terrible Herbst and Rite Aid, we pay a fixed monthly fee for each location in which we place slot machines.  With our street accounts, such as bars, restaurants and non-chain convenience stores, we share in the revenues on a percentage basis with the location owner.

In February 2003, we acquired the slot route assets of Anchor Coin, Inc., and in November 2000, we completed the acquisition of the stock of three subsidiaries of Jackpot.  These acquisitions dramatically impacted our operations.  In addition, in December 2000, we opened Terrible’s Hotel & Casino.  Therefore, the periods beginning on or after January 1, 2001 are not comparable to any prior periods.

In August 2001, we restructured substantially all of our debt with a $170.0 million offering of senior secured notes. In February 2003, we issued another $47.0 million notes under this same indenture for the purchase of the slot route assets of Anchor Coin, Inc.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986.  Under those provisions, the owners of our company pay income taxes on our taxable income.  Accordingly, a provision for income taxes is not included in our financial data.

Our revenues are primarily derived from gaming revenues, which include revenues from slot machines and table games.  Gaming revenues is generally defined as gaming wins less gaming losses.  Our largest component of revenues is from our slot machines.  Promotional allowances consist primarily of food and beverages furnished gratuitously to customers.  The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowance.  We calculate income from operations as net revenues less total operating costs and expenses.  Income from operations represents only those amounts that relate to our operations and excludes interest income, interest expense, and other non-operating income and expenses.  Consolidated EBITDA consists of net income plus depreciation and amortization, interest expense net of capitalized interest, pre-opening expenses and loss on early retirement of debt; however casino and route EBITDA is calculated before allocation of overhead.

Financial Highlights for the 2001, 2002 and 2003 Fiscal Years

Route Operations

	2001		2002		2003
	$	% of revenue	$	% of revenue	$	% of revenue
	(dollar amount in millions)

Route revenue	$170.9	—	$183.9	—	$241.8	—
Promotional allowances	$(0.1)	0.1	$(0.3)	0.2	$(0.4)	0.2
Direct expenses	$141.5	82.8	$150.8	82.0	$192.8	79.7
Depreciation and amortization	$8.3	4.9	$9.5	5.1	$17.9	7.4
EDITDA	$29.2	17.0	$32.8	17.8	$48.7	20.1

Casino Operations

	2001		2002		2003
	$	% of revenue	$	% of revenue	$	% of revenue
	(dollar amount in millions)

Casino revenue	$67.8	—	$72.5	—	$78.3	—
Promotional allowances	$(8.3)	12.2	$(9.5)	13.1	$(10.9)	13.9
Direct expenses	$46.7	68.8	$48.6	67.1	$51.1	65.3
Depreciation and amortization	$5.5	8.1	$3.9	8.1	$6.0	7.7
EDITDA	$12.9	19.0	$14.4	19.8	$16.3	20.8

Other Costs

	2001		2002		2003
	$	% of total revenues	$	% of total revenues	$	% of total revenues
	(dollar amount in millions)

General and administrative	$10.2	4.2	$10.8	4.2	$12.5	3.9

Year 2003 Compared to Year 2002

Route Operations

Route operations accounted for 75% of total revenues during the year ended December 31, 2003.  This was an increase from 71% of total revenues for the year ended December 31, 2002.  Total revenues from route operations were $241.8 million for the year ended December 31, 2003, an increase of $57.9 million, or 31%, from $183.9 million for the year ended December 31, 2002.  At December 31, 2003, we were operating approximately 6,800 slot machines, an increase of 1,400 machines from December 2002. The increase in machines was primarily associated with the purchase of the slot route assets of Anchor Coin, Inc. The increase in route revenue was a result of the absorption of these new assets as well as the continued replacement and refurbishment of existing slot machines during 2003.

Route operating costs were $192.8 million, or 80%, of route revenues for the year ended December 31, 2003.  This compares to $150.8 million and 82% of route revenues for the same period in 2002.  The increase in route operating expenses was primarily associated with the purchase of the slot route assets of Anchor Coin, Inc. as well as increases in some participation expenses and scheduled space lease increases to our existing slot route contracts.

Route EBITDA (as defined) for the year ended December 31, 2003 was $48.7 million, an increase of $15.9 million, or 48%, from $32.8 million for the year ended December 31, 2002. The increase in EBITDA was a direct result of revenue increases as well as lower operating costs due to the cost savings of combining the Anchor locations with our existing route operations.

Casino Operations

Casino operations accounted for 24% of total revenues for the year ended December 31, 2003 and 28% of revenues for the year ended December 31, 2002.  Total revenues derived from casino operations were $78.3 million for the year ended December 31, 2003, an increase of $5.8 million, or 8%, from $72.5 million for the year ended December 31, 2002.  This increase in revenue was primarily due to increased customer play at Terrible’s Hotel & Casino in Las Vegas and our two casinos in Pahrump. During 2003 one of the main competitors in Pahrump, Nevada closed due to a fire. This closure helped our Pahrump properties achieve higher revenues in the last two quarters of 2003. There is no indication when or if the competitor’s property will re-open.

Casino operating costs were $51.1 million, or 65%, of casino revenues for the year ended December 31, 2003, compared to $48.6 million, or 67%, of casino revenues for the year ended December 31, 2002.  Operating expenses increased primarily in the areas of promotions and taxes.  The increase in expenses were generally in areas that helped to drive the increase in revenue, such as comps, slot club and participation game fees.  Casino EBITDA (as defined) was $16.3 million for the year ended December 31, 2003, an increase of $1.9 million, or 13%, from $14.4 million from the year ended December 31, 2002.

Other Revenue

Other revenue consists of revenue items such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations.  Other revenues were $3.0 million for the year ended December 31, 2003 compared to $3.1 million for the year ended December 31, 2002.

Promotional Allowances

Promotional allowances were $11.2 million, or 3.5% of total revenues, for the year ended December 31, 2003, an increase of $1.4 million, or 14%, from $9.8 million, or 3.8% of total revenues for the year ended December 31, 2002.  The increase was primarily due to heavier promotional spending at the casinos.

Other Costs

General and administrative expenses, or G&A, were $12.5 million for the year ended December 31, 2003, an increase of $1.7 million, or 16%, from $10.8 million for the year ended December 31, 2002.  The increase was primarily due to overhead associated with the purchase of the slot route assets of Anchor Coin in February 2003.  G&A costs also increased due to costs associated with an increase in insurance expenses. G&A expenses as a percentage of revenue were 3.9% of the revenue for the year ended December 31, 2003, down from 4.2% of revenue during fiscal year ended December 31, 2002.

Depreciation and amortization expense was $24.4 million for the year ended December 31, 2003, an increase of $8.7 million, or 55%, from $15.7 million for the year ended December 31, 2002.  The increase was due primarily to the amortization expenses associated with the acquired slot route contracts and depreciation expenses associated with new fixed assets.

Income from Operations

As a result of the factors discussed above, income from operations was $31.2 million for the year ended December 31, 2003, an increase of $7.5 million from $23.7 million for the year ended December 31, 2002.  As a percentage of total revenues, income from operations increased from 9.1% during 2002 to 9.6% during the same period in 2003.

Other Expenses

Other expense was $22.9 million for the year ended December 31, 2003, an increase of $4.5 million from the year ended December 31, 2002.  The increase in expenses was primarily due to higher interest expensed as a result of the $47.0 million additional offering of senior secured notes done in conjunction with the acquisition of the slot route assets of Anchor Coin completed in February 2003.  Additionally, we expensed a small bond premium of $267,000 that we paid to repurchase approximately $2.0 million of our senior secured notes in December 2003.

Net Income

Net income for the year ended December 31, 2003 was $8.2 million.  This is an improvement of $3.0 million, or 58%, from a net income figure of $5.2 million recorded for the year ended December 31, 2002.

Year 2002 Compared to Year 2001

Route Operations

Route operations accounted for 71% of total revenues during the years ended December 31, 2001 and 2002, respectively. Total revenues from route operations were $183.9 million for the year ended December 31, 2002, an increase of $13.0 million, or 8%, from $170.9 million for the year ended December 31, 2001.  At December 31, 2002, we were operating approximately 5,400 slot machines, approximately the same number of machines as at December 31, 2001.  The increase in route revenue was a result of increased per machine revenues due to the replacement and refurbishment of slot machines during 2002.

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

Casino Operations

Casino operations accounted for 28% of total revenues for the years ended December 31, 2002 and 2001, respectively.  Total revenues derived from casino operations were $72.5 million for the year ended December 31, 2002, an increase of $4.7 million, or 7%, from $67.8 million for the year ended December 31, 2001.  This increase in revenue was primarily due to increased customer play at Terrible’s Hotel & Casino in Las Vegas.  Casino operating costs were $48.6 million, or 67%, of casino revenues for the year ended December 31, 2002, compared to $46.7 million, or 69%, of casino revenues for the year ended December 31, 2001.  Operating expenses increased primarily in the areas of promotions and management.  The increase in expenses drove the increase in revenue.  Casino EBITDA (as defined) was $14.4 million for the year ended December 31, 2002, an increase of $1.5 million, or 12%, from $12.9 million from the year ended December 31, 2001.  Increases in EBITDA came from the casino properties in Las Vegas and Pahrump.

Other Revenue

Other revenue consists of revenue items such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations.  Other revenues were $3.1 million for the year ended December 31, 2002 compared to $2.9 million for the year ended December 31, 2001, an increase of 7%.

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

Other Expenses

Other expense was $18.4 million for the year ended December 31, 2002, a decrease of $1.1 million from the year ending December 31, 2001.  The decrease was primarily due to lower interest expense as a result of the debt restructuring done in August 2001.

Loss on early retirement of debt

We incurred a charge to earnings of $13.0 million in August 2001.  This charge was due to the costs associated with the retirement and restructuring of $143.0 million of our long-term debt.  This restructuring was done in conjunction with the issuance of $170.0 million 10¾% senior secured notes in August 2001.  There were no such charges in 2002.

Net Income (loss)

Net income for the year ended December 31, 2002 was $5.2 million.  This is an improvement of $17.2 million from the net loss recorded in 2001.

The loss in 2001, discussed above, included the $13.0 million in debt restructuring charges.  Net income before the charge due to early retirement of debt was $1.0 million for the year ended December 31, 2001, indicating an improvement in 2002 of $4.2 million, or 420%.

Liquidity and Capital Resources

Cash Flows

At December 31, 2003, we maintained $54.0 million in cash and equivalents.  We expect to fund our operations, debt service and capital needs from operating cash flow and cash on hand.  Based upon our anticipated future operations, we believe that cash on hand together with available cash flow will be adequate to meet our anticipated working capital requirements, capital expenditures and scheduled payments of interest on our 10¾% senior secured notes for the next twelve months and at least the foreseeable future.  No assurances can be given, however, that our cash flow will be sufficient for that purpose.  There can be no assurance that our estimates of our cash needs are accurate or that new business developments or other unforeseeable events will not occur, resulting in the need to raise additional funds.

Operating Activities

During the year ended December 31, 2003, operating activities provided $35.0 million in cash flows on $8.2 million in net income.  Net income for the year ended December 31, 2003 included non-cash expenses (primarily depreciation and amortization) of $24.4 million.

Operating activities are a significant source of our cash flows.  We do not believe that there is a trend or likelihood that our cash flows would be adversely impacted in the foreseeable future.  However, potential factors that could adversely affect the level of cash flows provided by operating activities include a downturn in the local Las Vegas economy, which results in residents reducing the amount they spend on discretionary items, such as gaming, and increased competition in the Las Vegas gaming industry for the locals market.

Investing Activities and Capital Expenditures

For the year ended December 31, 2003, we had net cash used for investing activities of $74.7 million primarily related to the purchase of the slot route assets of Anchor Coin for cash of $57.2 million and capital expenditures of $15.1 million primarily related to the purchase of gaming devices.

Capital expenditures are budgeted to be $14.0 million for 2004.  These funds will be primarily used for maintenance capital expenditures at the casinos and for the purchase of slot route assets including new slot machines.

Financing Activities

Cash flows provided by financing activities were $38.7 million in 2003.  This figure is primarily the result of the issuance of $47.0 million of additional 10¾% senior secured notes maturing in 2008.  The proceeds of this issuance were used in connection with approximately $15.0 million in cash from operations to purchase the route assets of Anchor Coin, a subsidiary of International Game Technology, for approximately $61.0 million.  Additionally, the fees associated with this financing were approximately $2.6 million.  In December 2003, we repurchased approximately $2.0 million face value of our 10¾% notes maturing in 2008, resulting in a principal amount of our notes at $215.0 million.  We incurred a charge related to the early retirement of debt of $267,000.

Stockholder distributions for 2003 were $5.4 million.  These distributions were made for the payment of S corporation taxes as well as discretionary distributions to the stockholders as permitted under the indenture agreement.

As of December 31, 2003, we maintain a $10.0 million line of credit for working capital purposes.  The line had no activity for 2003.

Free Cash Flow

	2001	2002	2003
	(in millions)

Cash flow from operations	$14.9	$19.3	$35.0
Cash paid for capital expenditures	3.2	8.4	15.1
Operating cash less non-financed capital expenditures	$11.7	$10.9	$19.9

Our ability to service our debt will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors certain of which are beyond our control.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2003.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations:
Long-term debt	$215,269	$170	$202	$214,897	$—
Operating leases	321,372	74,348	129,852	80,561	36,611

Total Contractual Cash Obligations	$536,641	$74,518	$130,054	$295,458	$36,611

Other significant operating uses of cash in 2004 include interest and distributions made to stockholders for payment of S corporation taxes and discretionary distributions.  Our cash payments for interest were $21.2 million for the year ended December 31, 2003 and cash distributions to stockholders were $5.4 million for the year ended December 31, 2003.  We would expect similar levels of cash payments for interest and stockholder distributions in 2004.

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

We have determined that the following accounting policies and related estimates are critical to the preparation of our consolidated financial statements:

Long-Lived Assets

We have a significant investment in long-lived property and equipment and lease acquisition costs.  Significant accounting policies that affect the reported amounts for these assets include the determination of the assets’ estimated useful life, evaluation of the assets’ recoverability and the likelihood of technological obsolescence.  We estimate useful lives for its property and equipment based on historical experience and estimates of products’ commercial lives.  Significant incremental costs associated with the acquisition of location leases are capitalized and amortized using the straight-line method over the term of the related leases, including expected renewals, which range from 1 to 20 years.  Should the actual useful life of an asset differ from the estimated useful life, future operating results could be positively or negatively affected.  We review useful lives, obsolescence, and assess commercial viability of these assets periodically.

We assess the recoverability of long-lived assets when circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, we record an impairment to write down the long-lived asset or asset group to its estimated fair value.  Fair value is determined based on undiscounted expected future cash flows.  An adverse change to the estimate of these undiscounted future cash flows could necessitate an impairment charge that could adversely affect operating results.

Recently Issued and Adopted Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“Interpretation 45”).  Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The provisions of this Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are generally effective for financial statements of interim or annual periods ending after December 15, 2002.  We believe that Interpretation 45 will not have a significant impact on our results of operations or financial position.

In December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003)” (“FIN 46R”), clarifying FIN 46 and exempting certain entities from the provisions of FIN 46R.  Generally, application of FIN 46R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of variable interest entities for periods ending after March 15, 2004.  FIN 46R addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the company will hold a significant variable interest in, or have significant involvement with, an existing variable interest entity.

During the fourth quarter of 2003, we adopted the provisions of FIN 46R related to special-purpose entities, which did not have a material impact on its financial position and results of operations.  We will adopt the provisions of FIN 46R related to other types of variable interest entities during the first quarter of 2004.

Statement on Forward-Looking Information

Certain information included herein contain statements that may be considered forward-looking, such as statements relating to projections of future results of operations or financial condition, expectations for our route operations and casino properties, and expectations of the continued availability of capital resources.  Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change.  Actual results of our operations may vary materially from any forward-looking statement made by or on our behalf.  Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved.  Undue reliance should not be placed on any forward-looking statements.  Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, the following:

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

We have a significant amount of indebtedness.  The following chart shows certain important information regarding our indebtedness:

	December 31, 2003
	(in thousands)

Long-term debt, including current portion	$215,269
Stockholders’ equity	1,554
Ratio of earnings to fixed charges	1.3	x

Our substantial indebtedness could have important consequences.  For example, it could:

•                  make it more difficult for us to satisfy our obligations with respect to the indenture governing our 10¾% senior secured notes;

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

We may be able to incur substantial additional indebtedness in the future as the terms of the indenture do not fully prohibit us from doing so.  We may incur new debt if we have a fixed charge coverage ratio of at least 2.0x.  In addition, we have an undrawn $10.0 million line of credit.  In February 2003, we amended our indenture to increase the ability of us and our restricted subsidiaries to incur indebtedness for working capital and general corporate purposes from $10.0 million to $30.0 million.  If we incur additional debt, the risks set forth above could intensify.

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

The indenture governing our 10¾% senior secured notes contains certain restrictive covenants that, among other things, restrict our ability to:

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

In addition, as of December 31, 2003, we maintained a $10.0 million credit facility to provide us with additional working capital.  The credit facility contains covenants similar to those in the indenture, as well as requirements that we maintain specified financial ratios and satisfy certain financial tests.  These restrictive covenants may restrict our ability to make capital expenditures or pursue other business strategies.

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

As owners and operators of gaming facilities, we are subject to extensive Nevada state and local regulation.  Nevada state and local government authorities require us and our subsidiaries to obtain gaming licenses and require our officers and key employees to demonstrate suitability to hold gaming licenses.  The Nevada state and local government authorities may limit, condition, suspend or revoke a license for any cause deemed reasonable by the respective licensing agency.  They may also levy substantial fines against us or our subsidiaries or the individuals involved in violating any gaming laws or regulations.  Furthermore, the Nevada Gaming Commission could request that a state court appoint a supervisor to operate any non-restricted gaming establishment operated by us if the licenses held by us are revoked, suspended or otherwise lapse.  In such extraordinary circumstances, earnings generated by gaming operations during a supervisor’s appointment (except for reasonable rental value) could be forfeited to the State of Nevada.  The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

During the 2003 legislative session, there was an increase in the payroll taxes to 7% of payroll, an increase of the gross casino gaming taxes from 6.25% to 6.75%, as well as a 33% increase in fees imposed on the operation of slot machines located in a restricted location (15 machines or less).

Our operations could be adversely affected due to the adoption of anti-smoking regulations.

If smoking were banned at grocery stores and convenience stores, our business could be materially adversely affected.  In November 2003, the voters of Clark and Washoe Counties of Nevada, the counties in which the majority of our chain and street customers are located, each approved two non-binding advisory questions that recommended that:

•                  the Boards of Health of Clark and Washoe Counties be permitted to adopt regulations that are stronger than state law to protect people from secondhand smoke; and

•                  secondhand smoking be completely prohibited in places frequented by children, such as schools, grocery stores, restaurants, and governmental buildings.

During the 2003 legislature, this initiative did not make it out of its legislative committee.  However, there are no assurances that future attempts at regulation may not be more successful. It is not possible to determine the manner, nature or likelihood of changes in the current laws relating to smoking in public places or the effect of regulations regarding secondhand smoke; however, new anti-smoking laws, if adopted, could have a material adverse effect on our business, financial condition and results of operations.

We are unable to predict the future impact that terrorism and the uncertainty of war may have on our business and operations.

We believe that the terrorist attacks that occurred on September 11, 2001 have had little impact directly on our route operations.  The September 11 attacks had a modest effect on our casino operations, as our casino operations were impacted by a loss of room revenue as a result of less tourists traveling to southern Nevada.  Overall, we believe that our operations to date have not been significantly affected by the terrorist attacks and terrorism in general.  We cannot guarantee, however, that our business will remain unaffected by fears of war and any future acts of terrorism.  We are unable to predict the future impact that the uncertainty of war and any future acts of terrorism may have on our business and operations, the local markets in which we operate, and the economy in general.

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

On August 24, 2001 we issued $170.0 million in 10¾% senior secured notes.  The proceeds of these notes were used to refinance substantially all of our existing debt and for working capital purposes.  All debt is currently at a fixed rate of interest.  On February 7, 2003, we issued an additional $47.0 million in 10¾% senior secured notes, and, as a result, we currently have approximately $215.0 million in aggregate principal amount of notes outstanding under our indenture.  In December 2003, we renewed our $10.0 million undrawn line of credit from U.S. Bank of Nevada.  This facility has a floating interest rate and currently no outstanding balance.  All other debt is currently at a fixed rate of interest.

The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.  Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $242,412,500 as of December 31, 2003.  In December 2003, we purchased $2.0 million face value of our outstanding long-term debt in the open market.  This purchase was made with the intention of retiring those senior secured notes, and therefore, the face value of our long-term debt has been adjusted by this amount.

We do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure.

We do not have any cash or cash equivalents as of December 31, 2003 that are subject to market risk based on changes in interest rates.

Item 8.                                    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Herbst Gaming, Inc. and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Herbst Gaming, Inc. and Subsidiaries (the “Company”) as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Herbst Gaming, Inc. and Subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 9, 2004

Herbst Gaming, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2002	2003

Assets
Current assets
Cash and cash equivalents	$55,035	$54,030
Accounts receivable, net	1,389	1,216
Notes and loans receivable	266	706
Prepaid expenses	3,520	4,070
Inventory	1,143	1,039

Total current assets	61,353	61,061
Property and equipment, net	99,932	106,824
Lease acquisition costs, net	15,140	59,620
Due from related parties	546	563
Other assets, net	6,742	9,000

Total assets	$183,713	$237,068

Liabilities and stockholders’ equity (deficiency)
Current liabilities
Current portion of long-term debt	$127	$170
Accounts payable	4,695	5,727
Accrued expenses	10,707	13,599
Due to related parties	430	—

Total current liabilities	15,959	19,496
Long-term debt, less current portion	167,814	215,099
Other liabilities	1,175	919

Commitments and contingencies (Note 9)

Stockholders’ equity (deficiency)
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in-capital	1,631	1,631
Accumulated deficit	(5,234)	(2,445)
Total stockholders’ equity (deficiency)	(1,235)	1,554

Total liabilities and stockholders’ equity (deficiency)	$183,713	$237,068

See notes to consolidated financial statements.

Herbst Gaming, Inc.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2001	2002	2003

Revenues
Route operations	$170,893	$183,877	$241,833
Casino operations	67,831	72,498	78,342
Other—non-gaming	2,878	3,078	3,049

Total revenues	241,602	259,453	323,224
Less promotional allowances	(8,410)	(9,802)	(11,249)

Net revenues	233,192	249,651	311,975

Costs and expenses
Route operations	141,535	150,781	192,757
Casino operations	46,686	48,635	51,142
Depreciation and amortization	14,198	15,741	24,382
General and administrative	10,168	10,812	12,514

Total costs and expenses	212,587	225,969	280,795

Income from operations	20,605	23,682	31,180
Other income (expense)
Interest income	407	336	228
Interest expense, net of capitalized interest	(19,952)	(18,785)	(22,932)
Loss on early retirement of debt	(13,024)	—	(267)

Total other expense	(32,569)	(18,449)	(22,971)

Net income (loss)	$(11,964)	$5,233	$8,209

See notes to consolidated financial statements.

Herbst Gaming, Inc.

Consolidated Statements of Stockholders’ Equity (Deficiency)

(in thousands)

Balance	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total

Balance, January 1, 2001	$2,368	$731	$3,873	$6,972
Net loss	—	—	(11,964)	(11,964)
Stockholders’ distributions	—	—	(2,376)	(2,376)
Contributed capital	—	900	—	900

Balance, December 31, 2001	2,368	1,631	(10,467)	(6,468)
Net income	—	—	5,233	5,233

Balance, December 31, 2002	2,368	1,631	(5,234)	(1,235)
Net income	—	—	8,209	8,209
Stockholders’ distributions	—	—	(5,420)	(5,420)

Balance, December 31, 2003	$2,368	$1,631	$(2,445)	$1,554

See notes to consolidated financial statements.

Herbst Gaming, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2001	2002	2003

Cash flows from operating activities
Net income (loss)	$(11,964)	$5,233	$8,209
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	14,198	15,741	24,382
Debt discount amortization	1,633	424	83
Gain on sale of property and equipment	(41)	(129)	(119)
Other	(202)	—	—
Loss on early retirement of debt	13,024	—	267
Decrease (increase) in Accounts receivable	(621)	7	173
Prepaid expenses	2,182	(561)	(343)
Inventory	(120)	(370)	104
Due from related parties	(8,597)	170	630
Increase (decrease) in Accounts payable
Accrued expenses	6,157	(688)	2,314
Due to related parties	(1,499)	(544)	(430)
Other liabilities	774	134	(256)
Net cash provided by operating activities	14,945	19,323	34,997

Cash flows from investing activities
Net cash paid for acquisition of Anchor’s Slot Route	—	—	(57,171)
Additions to notes receivable	(325)	(860)	(619)
Collection on notes receivable	432	870	689
Proceeds from sale of property and equipment	951	395	577
Purchases of property and equipment	(3,226)	(8,442)	(15,117)
Lease acquisition costs	(610)	(663)	(3,083)

Net cash used in investing activities	(2,778)	(8,700)	(74,724)
Cash flows from financing activities
Increase in notes payable to related parties	3,553	—	—
Decrease in notes payable to related parties	(20,947)	—	—
Proceeds from long-term debt	167,025	—	49,115
Reduction of long-term debt	(127,531)	(104)	(2,153)
Loan origination fees	(7,838)	(234)	(2,553)
Prepayment penalty on retired debt	(9,776)	—	(267)
Additional paid-in capital	900	—	—
Stockholders’ distributions	(2,376)	—	(5,420)

Net cash provided by (used in) financing activities	3,010	(338)	38,722
Net increase (decrease) in cash and cash equivalents	15,177	10,285	(1,005)
Cash and cash equivalents
Beginning of year	29,573	44,750	55,035
End of year	$44,750	$55,035	$54,030

	Year Ended December 31,
	2001	2002	2003

Supplemental cash flow information
Cash paid during the year for interest	$12,983	$18,637	$21,198
Supplemental schedule of non-cash investing and financing activities
Purchase of property and equipment financed through accounts payable	—	271	661
Purchase of assets through direct financing	2,445	302	283
Acquisition of Anchor Coin’s Slot Route
Fair value of assets and liabilities acquired
Current assets, other than cash			$717
Property and equipment			5,200
Lease acquisition costs			50,532
Other long-term assets			1,300
Other liabilities			(578)
Cash paid, net of cash acquired			$57,171

See notes to consolidated financial statements.

Herbst Gaming, Inc.

Notes to Consolidated Financial Statements

1.                                      Description of Business and Summary of Significant Accounting Policies

Description of Business and Principles of Consolidation—The accompanying consolidated financial statements of Herbst Gaming, Inc. (“Herbst” or the “Company”) include the accounts of Herbst and its subsidiaries; E-T-T, Inc. and Subsidiaries (“E-T-T”), Market Gaming, Inc. (“MGI”), E-T-T Enterprises L.L.C. (“E-T-T Enterprises”), and Flamingo and Paradise Gaming, LLC (“FPG”).  The financial statements of E-T-T are consolidated and include the following wholly-owned subsidiaries:  Cardivan Company, Corral Coin, Inc., and Corral Country Coin, Inc.

All significant intercompany balances and transactions between Herbst, E-T-T, MGI, E-T-T Enterprises, and FPG have been eliminated in the consolidated financial statements.

Herbst Gaming, Inc. was incorporated in Nevada on January 21, 1997.  In August of 2001, a restructuring occurred, wherein E-T-T, MGI, FPG and E-T-T Enterprises became wholly-owned subsidiaries of Herbst.  This restructuring occurred in conjunction with the $170.0 million offering of senior secured notes that was used to retire the majority of the existing debt of the consolidated entities.  Prior to August of 2001, the newly consolidated entities were combined for presentation purposes.

E-T-T and MGI conduct business in the gaming industry and generate revenue principally from gaming machine route operations and casino operations.  Gaming machine route operations involve the installation, operation, and service of gaming machines owned by the Company that are located in licensed, leased, or subleased space in retail stores (supermarkets, convenience stores, etc.), bars, and restaurants throughout the State of Nevada.  The Company operates Terrible’s Town Casino & Bowl (Henderson) in Henderson, Nevada, Terrible’s Searchlight Casino in Searchlight, Nevada, and Terrible’s Town Casino and Terrible’s Lakeside Casino & RV Park, both of which are located in Pahrump, Nevada, a community 60 miles west of Las Vegas.

E-T-T Enterprises develops and leases real estate to E-T-T.

FPG owns and operates Terrible’s Hotel & Casino in Las Vegas, Nevada, which began operations in December 2000.

The gaming industry in the State of Nevada is subject to extensive state and local government regulation.  The Company’s gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada Gaming Control Board, and local jurisdictions.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Significant estimates incorporated into the Company’s consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable and the estimated cash flows in assessing the recoverability of long-lived assets.  Actual results could differ from those estimates.

Reclassifications—Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period’s presentation.  Such reclassifications had no impact on net income.

Cash and Cash Equivalents—Cash and cash equivalents include highly liquid investments with a maturity at the date of purchase of three months or less.  The carrying value of these investments approximates their fair value due to their short maturities.

Fair Value of Financial Instruments—The carrying value of the Company’s cash, trade, notes and loans receivable, and trade payables approximates fair value primarily because of the short maturities of these instruments.  The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.  Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $242,412,500 as of December 31, 2003.

Accounts Receivable—Receivables consist primarily of amounts due from customers as a result of normal business operations.  The Company periodically performs credit evaluations of its customers.  The Company reviews accounts receivable balances in order to determine an allowance for potential credit losses.  At December 31, 2002 and 2003, an allowance for potential credit losses was $1,224,000 and $310,629, respectively.

Notes and Loans Receivable—In order to secure various route locations, the Company has provided certain incentives to the location operators in the form of loans.  The loans, made for build-outs, tenant improvements, and initial operating expenses, are generally secured by the personal guarantees of the operators and the locations’ assets.  The majority of the loans are non-interest bearing and are expected to be repaid within one year from the locations’ share of net gaming win.

On a regular basis, the Company evaluates the collectibility of the loans by individually evaluating each location’s operating results and cash flows.  Management provides for the carrying value of loans that are determined to be uncollectible.  At December 31, 2002 and 2003, an allowance for potential credit losses was not deemed necessary.

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

Lease Acquisition Costs—Significant incremental costs associated with the acquisition of location leases are capitalized and amortized using the straight-line method over the term of the related leases, including expected renewals, which range from 1 to 20 years.  Lease acquisition costs are stated at cost less accumulated amortization of $7,528,000 and $16,601,268 at December 31, 2002 and 2003, respectively.

Debt Issuance Costs—Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements.  Debt issuance costs are included in other assets on the balance sheets (see Note 5).

Long-Lived Assets—In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  If it is determined that the carrying value of long-lived assets may not be recoverable based upon the relevant facts and circumstances, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition.  If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, the Company will recognize an impairment loss for the difference between the carrying value of the asset and its fair value.  The Company believes that no material impairment of long-lived assets exists at December 31, 2003.

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

	Year Ended December 31,
	2001	2002	2003
	(dollars in thousands)
Room	$658	$597	$498
Food and beverage	3,785	4,507	4,798
Other	1,322	2,049	3,538
Total	$5,765	$7,153	$8,834

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

Income Taxes—Herbst, E-T-T and MGI have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code.  Under those provisions, the owners of each company are liable for income tax on the taxable income of the Company as it affects the owners’ individual income tax returns.  Therefore, a provision for income taxes has not been included in the accompanying consolidated financial statements.  E-T-T Enterprises and FPG are treated as partnerships for federal income tax purposes and, therefore, do not incur income taxes.  Instead, their earnings and losses are included in the personal returns of the members and are taxed depending on their personal tax situations.  Accordingly, the accompanying financial statements do not reflect a provision for income taxes.

Concentrations of Credit Risk—The Company maintains cash balances at certain financial institutions located in southern Nevada.  The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000.  At times, cash balances may be in excess of FDIC limits.

Recently Issued and Adopted Accounting Standards—

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“Interpretation 45”).  Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The provisions of this Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are generally effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company believes that Interpretation 45 will not have a significant impact on its results of operations or financial position.

In December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003)” (“FIN 46R”), clarifying FIN 46 and exempting certain entities from the provisions of FIN 46R.  Generally, application of FIN 46R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of variable interest entities for periods ending after March 15, 2004.  FIN 46R addresses consolidation by business enterprises of variable interest entities that either:  (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the company will hold a significant variable interest in, or have significant involvement with, an existing variable interest entity.  During the fourth quarter of 2003, the Company adopted the provisions of FIN 46R related to special-purpose entities, which did not have a material impact on its financial position and results of operations.  The Company will adopt the provisions of FIN 46R related to other types of variable interest entities during the first quarter of 2004.

2.                                      Acquisition

In February 2003, the Company completed its acquisition of the route assets of Anchor Coin, Inc., a subsidiary of IGT (“Anchor”).  Anchor was a leading route operator in Nevada.  The acquisition, which was recorded under the purchase method of accounting, included the purchase of all of the assets of the Anchor’s Slot Route for an initial purchase price of $61,000,000.  A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition with the remaining balance of $50,532,000 recorded as lease acquisition costs for the route contracts acquired.  Such intangible asset is being amortized on a straight-line basis over the remaining lives of the contracts.

The table below reflects unaudited pro forma consolidated results of the Company and Anchor Coin as if the acquisition had taken place at the beginning of the year (dollars in thousands):

	Year Ended December 31, 2002	Year Ended December 31, 2003

Gross Revenues	$305,832	$329,393
Net Income	$5,311	$7,239

Included in the pro forma net income are approximately $4,668,000 and $453,000 of interest expense and $1,736,000 and $953,000 of depreciation and amortization expense for the years ended 2002 and 2003, respectively.  In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2002.

3.                                      Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	December 31,
	2002	2003

Building	$52,847	$53,779
Gaming equipment	51,448	63,821
Furniture, fixtures, and equipment	18,031	23,312
Leasehold improvements	1,622	1,690
Land	15,925	15,925
Construction in progress	267	204
	140,140	158,731
Less accumulated depreciation	(40,208)	(51,907)
	$99,932	$106,824

4.                                      Lease Acquisition Costs

	As of December 31, 2002		As of December 31, 2003
	(dollars in thousands)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Lease Acquisition Costs	$22,668	$7,528	$76,221	$16,601

The aggregate amortization expense for the years ended December 31, 2001, 2002 and 2003 was  $2,931,000, $2,930,000 and $9,134,000, respectively.

Estimated amortization expense for the years ending December 31, 2004, 2005, 2006, 2007, and 2008 is $9,903,000, $9,649,000, $9,434,000, $9,289,000, and $8,542,000, respectively.

5.                                      Other Assets

Other assets consist of the following (dollars in thousands):

	December 31,
	2002	2003
Debt issuance costs, net of accumulated amortization of $1,563 and $3,158, respectively	$6,510	$7,468
Other assets	232	1,532
Total	$6,742	$9,000

6.                                      Accrued Expenses

Accrued expenses consist of the following (dollars in thousands):

	December 31,
	2002	2003
Accrued interest	$6,183	$7,833
Progressive Jackpot liabilities	1,089	1,593
Other accrueds	3,435	4,173
Total	$10,707	$13,599

7.                                      Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	December 31,
	2002	2003

Senior notes secured by assets of the Company. The notes bear interest at 10¾% per annum, payments are due on March 1 and September 1, commencing on March 1, 2003. The notes mature on September 1, 2008	$167,598	$214,798
Notes payable to leasing company secured by vehicles, payable in monthly installments of $4, including interest ranging from 4.9% to 5.3%, due April 2004	343	471
Total debt	167,941	215,269
Less current portion	127	170
Total long-term debt	$167,814	$215,099

On August 24, 2001, the Company issued (under a private placement) $170.0 million in 10¾% senior secured notes due in 2008.

The proceeds of these notes, approximately $167.0 million, were used to retire outstanding balances on substantially all credit facilities of $123.6 million, related-party debt of $20.2 million, and $12.0 million in accrued interest and other costs associated with the early termination of the retired debt.  In addition, the Company used $6.8 million of the proceeds to pay fees associated with the offering of the 10¾% senior secured notes and the remaining $4.4 million was paid to the Company in cash.  The Company incurred an extraordinary charge to earnings of $13.0 million in August 2001.

In February 2003, the Company issued $47.0 million in additional notes under the existing indenture. The proceeds of the debt were used to purchase the slot route assets of Anchor Coin, Inc.

In December 2003, the Company repurchased $2.0 million principal amount of the 10¾% senior secured notes, resulting in a principal balance of those notes at December 31, 2003 of $215.0 million.  The Company incurred a charge related to the early retirement of debt of $267,000.

In December 2003, the Company renewed its $10.0 million undrawn line of credit from U.S. Bank of Nevada.

The fees associated with both issuances of the 10¾% senior secured notes are included in other assets at December 31, 2002 and 2003 and are being amortized to interest expense over the life of the indebtedness.

The notes mature on August 24, 2008.  Interest is payable in cash at a rate of 10¾% per annum on March 1 and September 1, commencing March 1, 2003.  The indenture under which the notes were issued contains various limitations and restrictions including (i) change-in-control provisions, (ii) limitations on indebtedness and (iii) limitations on restricted payments such as dividends.  The Company is in compliance with these covenants as of December 31, 2003.

In October 2001, the Company filed a Form S-4 registration statement with the Securities and Exchange Commission (“SEC”) for the purpose of effecting the exchange of the notes for identical notes registered for resale under the federal securities laws.  This registration statement became effective on December 21, 2001 and the exchange offer was consummated on January 22, 2002.  In March 2003, the Company filed another Form S-4 registration statement with the SEC for the purpose of effecting the exchange of the additional notes for identical notes registered for resale under the federal securities laws.  This registration statement became effective on May 27, 2003 and the exchange offer was consummated on June 24, 2003.

Long-term debt at December 31, 2003 is expected to mature as follows (dollars in thousands):

2004	$170
2005	120
2006	82
2007	77
2008	214,820
Thereafter	—
Total	$215,269

8.                                      Related-Party Transactions

The Company leases the land underlying its facilities for its Terrible’s Town Casino (Pahrump) operations from the Herbst Family Limited Partnership and the E-T-T Corporate facilities from Herbst Family Limited Partnership II.  The leases require monthly payments of $26,916 through June 2006 with several 5-year options by the Company to extend.  Rent expense of $307,992, $322,992 and $322,992 was incurred under these agreements for the years ended December 31, 2001, 2002 and 2003, respectively.

The Company rents space for certain slot machine route operations in convenience stores owned by Terrible Herbst, Inc. (“Terrible’s”), a corporation in which the Company’s owners are officers and which is owned by the father of the owners.  Rent expense of $3,653,000, $4,132,800 and $4,754,400 was incurred under this agreement for the years ended December 31, 2001, 2002 and 2003, respectively.

The Company leases a warehouse located in Las Vegas, Nevada, for its employment center and purchasing departments, from the Herbst’s Grandchildren’s Trust.  The lease began in November 2002 and requires payments of $43,525 through November 2012.  Rent expense was $43,525 and $522,300 incurred under this lease arrangement for the years ended December 31, 2002 and 2003, respectively.

The Company leases the real property on which Terrible’s Searchlight Casino in Searchlight is located from Terrible Herbst, Inc. for $15,000 per month, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2022, with options to renew the lease for 5 additional successive terms of 10 years each.  Amounts paid under this lease were $90,000 and $180,000 in the years ended December 31, 2002 and 2003, respectively.

The Company leases land and office space in certain of its facilities to Terrible’s under noncancelable lease agreements ranging from 10 to 20 years.  Monthly rental income is $63,500.  Rental income from these leases was $623,000, $662,000 and $642,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

Future rental income under related-party agreements is as follows (dollars in thousands):

2004	$642
2005	642
2006	652
2007	663
2008	663
Thereafter	3,304
Total	$6,566

The Company has entered into a trademark and license agreement with Terrible’s in which Terrible’s agrees to permit the Company to use the Terrible Herbst brand name and its cowboy logo for 25 years including renewal periods.  The agreement was amended in 2001 and the annual royalty fee was increased from $600,000 to $1,200,000.  Pursuant to this trademark and license agreement, the Company paid approximately $800,000 in 2001, $1,200,000 in 2002 and $1,301,000 in 2003.

Due from related parties at December 31, 2002 and 2003 includes $437,000 and $434,000, respectively, in notes receivable from an owner.  The notes bore interest at rates from 5 to 6 percent and were repaid in full in the first quarter of 2004.  Due from related parties also includes receivables of $107,000 from Terrible’s, which is non-interest bearing.  Interest income related to the notes receivable was $27,000, $26,000 and $ 26,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

Obligations due to related parties at December 31, 2002 and 2003 consisted of balances due to Terrible’s for expenditures made on behalf of the Company, accrued rent, and accrued management fees.  The balances are non-interest bearing and payable on demand.

The Company has also entered into a servicing arrangement with Terrible’s pursuant to which the Company provides accounting and administrative services related to the collection of daily deposits from Terrible’s convenience stores.  The Company also provides personnel to Terrible’s to count, maintain and safeguard large amounts of coin and currency.  Terrible’s reimburses the Company’s expenses in providing these services.  Under this servicing arrangement, the Company recorded approximately $214,000, $205,800 and $205,800 for services rendered for the years ended December 31, 2001, 2002 and 2003, respectively.

In 1999, HIGCO, Inc. (“HIGCO”), a company owned and operated by Mr. Higgins, the Company’s General Counsel, and two of his brothers, agreed to purchase from the Company for $200,000 a liquor license related to owning and operating a tavern located in Henderson, Nevada.  The terms of the purchase between the Company and HIGCO require HIGCO to repay the debt at 9% interest per annum.  The balance of that note at December 31, 2002 was $116,000 and $0 at December 31, 2003.  In addition, the Company entered into a slot route contract to install, operate and service slot machines at the tavern.  Pursuant to the revenue-sharing contract, HIGCO paid the Company, $114,442, $105,559 and $1,566 in gaming fees in 2001, 2002 and 2003, respectively.  The bar was sold on December 31, 2002 to an unrelated party.  In January 2003, HIGCO repaid the note in full.

During 2003, HIGCO opened a new tavern and entered into a new slot route contract.  Pursuant to the revenue-sharing contract, HIGCO paid the Company $27,097 in gaming fees in 2003.  At December 31, 2003, HIGCO had a note outstanding of $20,000.

A member of the Company’s board of directors is a partner with Kummer Kaempfer Bonner & Renshaw.  The Company retains Kummer Kaempfer Bonner & Renshaw as outside legal counsel, and Kummer Kaempfer Bonner & Renshaw has received fees for legal services in the amount of $387,369, $234,309 and $251,188 for 2001, 2002 and 2003, respectively.

A member of the Company’s board of directors, is the President and Chief Executive Officer of Las Vegas Dissemination, Inc., which provides services related to the race and sports books at Terrible’s Hotel & Casino and Terrible’s Town. Las Vegas Dissemination, Inc. has received fees for services in the amount of $220,555, $239,111 and $366,526 for 2001, 2002 and 2003, respectively.

9.                                      Commitments and Contingencies

Pursuant to a lease agreement that expires in 2067, including renewal periods, the Company leases the real property on which its corporate headquarters is located from The Herbst Family Limited Partnership II, or Herbst FLP II.  The general partners of the Herbst FLP II are Jerry and Maryanna Herbst.  In each of 2001, 2002 and 2003, the Company paid $172,992 under this lease.

Pursuant to a lease agreement that expires in 2026, including renewal periods, the Company leases the real property on which Terrible’s Town in Pahrump is located from the Herbst Family Limited Partnership.  In each of 2001, 2002 and 2003, the Company paid $135,000, $150,000 and $150,000, respectively, under this lease.

The Company leases the facilities for its casino operations.  The lease for Terrible’s Town Casino (Henderson) requires monthly payments of $27,500 through January 2004.  Commencing February 2004, and on each five-year anniversary thereafter, the monthly rent increases by $2,500.  The initial lease term expires January 2014, with options for ten additional five-year terms with a $2,500 increase in monthly rent at the beginning of each option period.

The Company leases the land underlying its facilities for its Terrible’s Town Casino (Pahrump) and its Las Vegas warehouse and employment center from related parties (see Note 8).

In December 1999, the Company executed agreements to lease certain gaming machines for $110,000 per month beginning in July 2000 through October 2004.

In April 2001, the Company executed agreements to lease certain gaming machines for $91,776 per month, beginning in July 2001 through July 2004.

At December 31, 2003, the Company has noncancelable location license agreements for space leases at groups of affiliated stores that expire on various dates from 2005 through 2010, with certain options for renewal.  Revenues from gaming machines in these stores accounted for approximately 45 percent of the Company’s total revenues for the year ended December 31, 2003.

Future minimum lease payments under noncancelable operating leases and location license agreements are as follows (dollars in thousands):

2004	$74,348
2005	71,043
2006	58,809
2007	49,429
2008	31,132
Thereafter	36,611
Total	$321,372

Rent expense related to noncancelable leases with terms exceeding one year was $56,074,000, $55,998,000 and $67,111,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

The Company is a party to certain claims, legal actions, and complaints arising in the ordinary course of business or asserted by way of defense or counterclaim in actions filed by the Company.  Management believes that its defenses are substantial in each of these matters and that the Company’s legal position can be successfully defended without material adverse effect on its consolidated financial statements.

10.                               Revenue Derived From Major Locations

Route operations revenues at three groups of affiliated store chains in the year ended December 31, 2003 and two groups of affiliated store chains in the years ended December 31, 2001 and 2002 each accounted for more than 10 percent of the Company’s total route revenues.  The total of such revenues were approximately $81,833,000, $87,299,000 and $117,692,000, in the years ended December 31, 2001, 2002 and 2003, respectively.  Each individual store chain included in an affiliated group of store chains has a separate lease with the Company.

11.                               Business Segments

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  SFAS No. 131 established standards for the way public companies are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders.  It also established standards for related disclosures about products and services, geographic areas, and major customers.  The Company’s management does not use segment information on assets to manage its business.

The Company operates through two business segments—slot route operations and casino operations.  The slot route operations involve the installation, operation, and service of slot machines at strategic, high traffic non-casino locations, such as grocery stores, drug stores, convenience stores, bars, and restaurants.  Casino operations consist of the following five casinos: Terrible’s Town Casino (Henderson) in Henderson, Nevada, Terrible’s Searchlight Casino in Searchlight, Nevada and Terrible’s

Town Casino and Terrible’s Lakeside Casino, both of which are located in Pahrump, Nevada, and Terrible’s Hotel & Casino in Las Vegas, Nevada.

Revenues and income for these segments are as follows (dollars in thousands):

	Year Ended December 31,
	2001	2002	2003

Net revenues
Route operations	$170,750	$183,572	$241,462
Casino operations	59,564	63,001	67,464
Other — non-gaming	2,878	3,078	3,049
Total	$233,192	$249,651	$311,975

Income from operations
Route operations	$20,907	$23,327	$30,812
Casino operations	7,329	8,502	10,283
Other(1)	(7,631)	(8,147)	(9,915)
Total	$20,605	$23,682	$31,180

Depreciation and amortization
Slot route operations	$8,308	$9,464	$17,893
Casino operations	5,548	5,864	6,039
Other	342	413	450
Total	$14,198	$15,741	$24,382

EBITDA(2)
Route operations	$29,215	$32,791	$48,705
Casino operations	12,878	14,366	16,322
Other	(6,883)	(7,398)	(9,237)
Consolidated EBITDA	$35,210	$39,759	$55,790

(1)          Amount represents primary other—non-gaming revenues and general and administrative expenses.

(2)          Consolidated EBITDA consists of net income (loss) plus depreciation and amortization, interest expense net of capitalized interest and loss on early retirement of debt.  Segment EBITDA for route and casino is calculated before allocation of overhead.  Other EBITDA represents other revenue, general and administrative expenses, interest income and other income.  EBITDA is presented because it is used as a performance measure to analyze the performance of our business segments and because it is frequently used by securities analysts, investors and others in the evaluation of companies in our industry.  However, other companies in our industry may calculate EBITDA differently.  EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or as an alternative to net income or as an indicator of operating performance or any other measure of performance derived in accordance with generally accepted accounting principles.

The following table is a reconciliation of net income (loss) to EBITDA:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Net income (loss)	$(11,964)	$5,233	$8,209
Adjustments:
Depreciation and amortization	14,198	15,741	24,382
Interest expense, net of capitalized interest	19,952	18,785	22,932
Loss on early retirement of debt	13,024	—	267
Consolidated EBITDA	$35,210	$39,759	$55,790

Selected Quarterly Financial Information (Unaudited)
(in thousands)

	Mar. 31	June 30	Sept. 30	Dec. 31	Total

Year Ended December 31, 2003

Net revenues - Route operations	$53,680	$61,344	$62,178	$64,260	$241,462
Net revenues - Casino operations	16885	16,383	16,701	17,495	67,464
Net revenues - Other	724	725	863	737	3,049
Operating income	8,579	9,335	6,193	7,073	31,180
Net income	3,336	3,561	351	961	8,209

Year Ended December 31, 2002

Net revenues - Route operations	$44,844	$46,471	$45,147	$47,110	$183,572
Net revenues - Casino operations	16,047	15,884	15,360	15,710	63,001
Net revenues - Other	657	636	1,054	731	3,078
Operating income	6,168	6,327	4,643	6,544	23,682
Net income	1,568	1,686	12	1,967	5,233

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

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

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position Held Since	Position

Edward J. Herbst(1)	42	1997	Chairman of the Board, Chief Executive Officer and President
Timothy P. Herbst(1)	40	1997	Executive Vice President and Director
Troy D. Herbst(1)	37	1997	Executive Vice President, Secretary, Treasurer and Director
John N. Brewer	47	2001	Director
John D. Gaughan	37	2001	Director
Mary E. Higgins	46	2000	Chief Financial Officer

(1)                       Edward, Timothy and Troy Herbst are brothers.  Timothy and Troy Herbst are members of our executive committee and Troy Herbst is a member of our audit committee, but they are not involved in day-to-day operations.

Edward J. Herbst has served as the Chief Executive Officer, President and Chairman of the Board of Directors of our company and its predecessors since their inception in 1987.  Edward oversees all aspects of our business, including gaming route operations, casino operations, new business initiatives and the solicitation of new contracts.  Edward also serves as a Vice President of Terrible Herbst, Inc. and sits as a member of U.S. Bank of Nevada’s advisory board of directors.

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

Audit Committee Financial Expert

Our Audit Committee is comprised of Messrs. Troy Herbst and John Brewer.  Mr. Brewer, an independent Director in accordance with the New York Stock Exchange corporate governance standards, is the Chairman of the Audit Committee and its financial expert, as defined by the SEC.

Item 11.                            Executive Compensation

The following tables set forth compensation for the fiscal year ended December 31, 2003 received by our Chief Executive Officer and other executive officers whose aggregate cash compensation exceeded $100,000:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Annual Compensation			All Other Compensation ($) — Owner Tax Distribution(2)
		Salary ($)	Bonus ($)	Other Annual Compensation ($)
Edward J. Herbst(1) Chairman of the Board, Chief Executive Officer and President	2003	488,250	—	1,323,347	489,000
	2002	465,000	—	1,412	—
	2001	229,962	—	792,080	1,021,044

Timothy P. Herbst, Executive Vice President	2003	157,500	—	1,323,483	489,000
	2002	150,000	—	1,300	—
	2001	118,508	—	792,080	910,589

Troy D. Herbst, Executive Vice President, Secretary and Treasurer	2003	157,500	—	1,323,746	489,000
	2002	150,000	—	1,296	—
	2001	118,508	—	792,080	910,589

Mary E. Higgins(1) Chief Financial Officer	2003	262,500	3,000	—	—
	2002	250,000	3,000	—	—
	2001	250,000	3,000	—	—

(1)               We have entered into employment agreements with Edward J. Herbst and Mary E. Higgins.

(2)               We are a Subchapter S corporation and taxes on our income are paid by the owners.

Employment Agreements

On August 1, 2001, we entered into employment agreements with Edward J. Herbst, our Chairman, Chief Executive Officer and President, and Mary E. Higgins, our Chief Financial Officer, in which we agreed to pay them annual base compensation of $465,000 and $250,000, respectively, which may be increased annually by five percent.  These agreements commence on August 1, 2001 and terminate on July 31, 2006.  These agreements automatically renew for successive one-year periods unless sooner terminated or unless either party to the respective agreements notifies the other in writing at least 60 days prior to the date the respective agreement is scheduled to expire.  Each employment agreement provides that if the executive’s employment is terminated for Cause (as defined in the employment agreement), such executive will receive no severance of any kind.  If the executive voluntarily terminates employment, the executive will receive no severance payment of any kind.  In the event that we choose to terminate the executive’s employment for any reason other than Cause, the executive will receive a severance payment equal to one year’s salary.  The employment agreements with these executives also contain a covenant to protect confidential information.

Executive Compensation and Bonus Plan

The board of directors has adopted the Executive Compensation and Bonus Plan for our executive officers who are also stockholders.  Any payments to be made under this plan must be approved by our independent directors.  Commencing with calendar year 2003 and each succeeding calendar year, the maximum aggregate amount of annual compensation and cash bonuses increases by 5%.  Commencing with calendar year 2003, the independent directors began establishing the financial targets that we need to meet prior to our making a cash bonus to a participant.

Executive Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2003, Edward, Timothy and Troy Herbst were members of the Executive Committee of our board of directors.  Our executive compensation is determined by the Executive Committee, all members of which are officers, and the owners, of Herbst Gaming.

Compensation of Directors

Our directors do not receive any compensation for serving on our board of directors or attending meetings thereof, except that our independent directors will receive compensation in the amount of $1,000 per meeting attended.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management

The securities entitled to vote consist of shares of our common stock, no par value, with each share entitling its owner to one vote.  Common stock is the only outstanding class of voting securities authorized by our articles of incorporation.  The number of outstanding shares of common stock as of March 1, 2004 was 300.

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of March 1, 2004 for (i) each stockholder who is known by us to own beneficially more than 5% of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group.  The persons identified in this table have sole voting and investment power with regard to the shares beneficially owned.

Name and Address(1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Shares

Edward J. Herbst	100	33 1/3%
Timothy P. Herbst	100	33 1/3%
Troy D. Herbst	100	33 1/3%
John N. Brewer	—	—
John D. Gaughan	—	—
Mary E. Higgins	—	—

All executive officers and directors as a group (6 persons).	300	100.0%

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

Slot route contract with Terrible Herbst, Inc.  We rent space for certain slot machine route operations in convenience stores owned by Terrible Herbst, Inc., a corporation in which our owners are officers and which is owned by the father of our owners.  Rent expense of $3,653,000, $4,132,800 and $4,754,400 was incurred under this agreement for the years ended December 31, 2001, 2002 and 2003, respectively, for the exclusive placement of slot machines in the Terrible Herbst convenience store locations.  This contract expires in 2010 but may be extended at our option for two additional terms of five years.

Other arrangements with Terrible Herbst, Inc.  We have also entered into a servicing arrangement with Terrible Herbst, Inc. pursuant to which we provide accounting and administrative services related to the collection of daily deposits from the Terrible Herbst, Inc. convenience stores.  We also provide personnel to Terrible Herbst, Inc. to count, maintain and safeguard large amounts of coin and currency.  Terrible Herbst, Inc. reimburses our expenses in providing these services.  Under this servicing arrangement, we were paid approximately $214,000, $205,800 and $205,800 for services rendered for the years ended December 31, 2001, 2002 and 2003, respectively.

We have entered into a nonexclusive trademark and license agreement with Terrible Herbst, Inc. for the use of the Terrible Herbst brand name and its cowboy logo for 25 years, including renewal periods.  The annual royalty fee was previously $600,000.  The agreement was amended in 2001 and the annual royalty fee was increased from $600,000 to $1,200,000.  Pursuant to this trademark and license agreement, we paid approximately $800,000 to Terrible’s during 2001, $1,200,000 in 2002 and $1,301,000 in 2003.

Lease agreements.  Pursuant to a lease agreement that expires in 2067, including renewal periods, we lease the real property on which our corporate headquarters is located from The Herbst Family Limited Partnership II, or Herbst FLP II.  The general partners of the Herbst FLP II are Jerry and Maryanna Herbst.  In each of 2001, 2002 and 2003, we paid $172,992 under this lease.

Pursuant to a lease agreement that expires in 2026, including renewal periods, we lease the real property on which Terrible’s Town in Pahrump is located from the Herbst Family Limited Partnership.  In each of 2001, 2002 and 2003, we paid $135,000, $150,000 and $150,000, respectively, under this lease.

We lease land and office space in certain of our facilities to Terrible Herbst, Inc. under noncancelable lease agreements ranging from 10 to 20 years.  Monthly rental income is $63,500.  Rental income from these leases was $623,000, $662,000 and $642,000 for 2001, 2002 and 2003, respectively.

We lease the real property on which Terrible’s Searchlight Casino in Searchlight is located from Terrible Herbst, Inc. for $15,000 per month, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2022, with options to renew the lease for five additional successive terms of ten years each.  Terrible Herbst, Inc. leases that real property from an unrelated third party, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2042, including renewal periods.  Amounts paid under this lease were $90,000 in 2002 and $180,000 in 2003.

We lease a warehouse located in Las Vegas, Nevada for our employment center and purchasing departments from the Herbst’s Grandchildren’s Trust.  The lease began in November 2002 and requires payments of $43,525 through November 2012.  Rent expense of $43,525 was incurred under this lease arrangement for the year ended December 31, 2003 and $522,300 was the rent expensed for 2003.

Related-party transactions.  Edward Herbst, an owner, owed us approximately $434,000 represented by certain notes receivable at December 31, 2003.  These notes were repaid in full in the first quarter of 2004.  Interest income related to the notes receivable was  $27,000, $26,000 and $26,000, for 2001, 2002 and 2003, respectively.

Mr. Higgins is our General Counsel, the General Counsel of Terrible Herbst, Inc. and the brother of Mary E. Higgins, our Chief Financial Officer.  Mr. Higgins received a salary for services rendered to us in 2001, 2002 and 2003 of $192,617, $260,674 and $295,708, respectively.

In 1999, HIGCO, Inc., a company owned and operated by Mr. Higgins and two of his brothers, G. Michael Higgins and Kevin J. Higgins agreed to purchase from us for $200,000 a liquor license related to owning and operating a tavern located in Henderson, Nevada.  Mr. Higgins is the president and a member of the board of directors of HIGCO.  The terms of the purchase between us and HIGCO require HIGCO to repay the debt at 9% interest per annum.  The balance of that note at December 31, 2002 was $20,000 and $0 at December 31, 2003.  In addition, we entered into a slot route contract to install, operate and service slot machines at the tavern.  Pursuant to the revenue-sharing contract, HIGCO paid us, $114,442, $105,559 and $1,566 in gaming fees in 2001, 2002 and 2003, respectively.  The tavern was sold on December 31, 2003 to an unrelated party and HIGCO repaid that note in full in January 2003.

In 2003, HIGCO opened another tavern and we have entered into a slot route contract to install, operate and service slot machines at that new location.  Pursuant to this revenue-sharing contract, HIGCO paid us $27,097 in 2003.  We have a note due from HIGCO made in conjunction with the new bar with a balance due at December 31, 2003 of $20,000.

John N. Brewer.  John N. Brewer, a member of our board of directors, is a partner with Kummer Kaempfer Bonner & Renshaw.  We retain Kummer Kaempfer Bonner & Renshaw as outside legal counsel, and Kummer Kaempfer Bonner & Renshaw has received fees for legal services in the amount of $387,369, $234,309 and $251,188 for 2001, 2002 and 2003, respectively.

John D. Gaughan.  John D. Gaughan, a member of our board of directors, is the President and Chief Executive Officer of Las Vegas Dissemination, Inc., which provides services related to the race and sports books at Terrible’s Hotel & Casino and Terrible’s Town.  Las Vegas Dissemination, Inc. has received fees for services in the amount of $220,555, $239,111 and $366,526 for 2001, 2002 and 2003, respectively.

Indemnification of Directors and Officers.  Section 78.7502 of the Nevada Revised Statutes, Article VIII of our articles of incorporation and Article IX of our by-laws contain provisions for indemnification of our officers, directors, employees and agents.  Our articles require us to indemnify such persons to the full extent permitted by Nevada law.  Each person will be indemnified in any proceeding if he acted in good faith and in a manner that he reasonably believed to be in, or not opposed to, our best interests.  Indemnification would cover expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or controlling persons of the registrants pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 14.                            Principal Accounting Fees and Expenses

The aggregate accounting fees billed and services provided by our principal accountants for the years ended December 31, 2002 and 2003 are as follows:

	2002	2003
	(in thousands)

Audit fees(1)	$214,625	$151,335
Audit-related fees(2)	21,108	8,200
Tax fees	—	—
All other fees	—	—

Total fees	$235,733	$159,535

(1)          Represents the aggregate fees Deloitte & Touche LLP billed us in each of the last two fiscal years for professional services for the audits of our annual financial statements and review of financial statements included in our Reports of Form 10-Q or services that are normally provided by Deloite & Touche, LLP in connection with those filings.

(2)          Represents the aggregate fees Deloitte & Touche LLP billed us in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit, including audit-related services in conjunction with the acquisition of Anchor Coin’s Slot Route and our public debt offering.

It is our practice that all services provided to us by our independent auditors be pre-approved either by the Audit Committee or by the Chairman of the Audit Committee pursuant to authority delegated by the Audit Committee.  No part of the independent auditor services related to the Audit Related Fees, Tax Fees, or All Other Fees listed in the table above was approved by the Audit Committee pursuant to the exemption from pre-approval provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

Item 15.                            Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)                                  1.                                       Financial Statements

Included in Part II of this report:

2.                                       Financial Statement Schedules

All required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(b)                                 Reports on Form 8-K

The following report on Form 8-K was filed by Herbst Gaming during the fourth quarter of 2003 and thereafter through March 15, 2003:

•                  Form 8-K filed November 5, 2003, regarding the results for the quarter and the nine-month period ended September 30, 2003.

(c)                                  Exhibits, including those incorporated by reference.

2.1++++	Asset Purchase Agreement between Anchor Coin and Herbst Gaming, Inc. and Market Gaming, Inc. and E-T-T, Inc. dated as of November 21, 2002

2.2++++	First Amendment to Asset Purchase Agreement by and among Anchor Coin and Herbst Gaming, Inc. and Market Gaming, Inc. and E-T-T, Inc. dated as of January 14, 2003

3.1+	Articles of Incorporation of Herbst Gaming, Inc., filed January 21, 1997.

3.2+	By-laws of Herbst Gaming, Inc., adopted January 21, 1997.

4.1+	Indenture dated as of August 24, 2001 between Herbst Gaming, Inc., certain guarantors and The Bank of New York relating to Series A and Series B 10¾% Senior Secured Notes Due 2008.

4.2++	First Supplemental Indenture dated as of August 23, 2002 between Herbst Gaming, Inc., certain guarantors and The Bank of New York.

4.3+++++	Second Supplemental Indenture dated as of January 23, 2003 between Herbst Gaming, Inc., certain guarantors and The Bank of New York.

4.4+++++	Third Supplemental Indenture dated as of February 6, 2003 between Herbst Gaming, Inc., certain guarantors and The Bank of New York.

4.5+	Form of Herbst Gaming, Inc. 10¾% [Series A] [Series B] Senior Secured Notes due 2008 (included as part of the Indenture at Exhibit 4.1).

4.6+	Form of Herbst Gaming, Inc. Regulation S Global Note 10¾% [Series A] [Series B] Senior Secured Notes due 2008 (included as part of the Indenture at Exhibit 4.1).

4.7+++++	Form of Herbst Gaming, Inc. 10¾% [Series A] [Series B] Senior Secured Notes due 2008 (included as part of the Third Supplemental Indenture at Exhibit 4.4).

4.8+++++	Form of Herbst Gaming, Inc. Regulation S Global Note 10¾% [Series A] [Series B] Senior Secured Notes due 2008 (included as part of the Third Supplemental Indenture at Exhibit 4.4).

4.9+++++	Registration Rights Agreement dated as of February 7, 2003, by and among Herbst Gaming, Inc., certain of its subsidiaries, and Lehman Brothers Inc.

4.10+++	Specimen common stock certificate for the common stock of Herbst Gaming, Inc.

10.1+	Escrow Agreement dated August 24, 2001 among Herbst Gaming, Inc., E-T—T, Inc., Edward Herbst, Timothy Herbst and Troy Herbst and Wilmington FSB, as escrow agent, and The Bank of New York, as trustee.

10.2+	Hazardous Substances Indemnity Agreement dated August 24, 2001 by Herbst Gaming, Inc. and certain guarantors in favor of The Bank of New York, as trustee.

10.3+	Trademark License Agreement dated August 24, 2001 by and between Herbst Gaming, Inc. and Terrible Herbst, Inc.

10.4+	Security Agreement dated August 24, 2001, among Herbst Gaming, Inc., certain guarantors and Bank of New York, as trustee.

10.5++	First Amendment to Security Agreement dated as of August 23, 2002 among Herbst Gaming, Inc. and its subsidiaries and The Bank of New York.

10.6+++++

Second Amendment to Security Agreement dated as of February 6, 2003 among Herbst Gaming, Inc. and its subsidiaries and The Bank of New York (included as part of the Third Supplemental Indenture at Exhibit 4.4).

10.7+	Collateral Assignment of Contracts and Documents dated August 24, 2001by Herbst Gaming, Inc. and certain guarantors in favor of The Bank of New York, as trustee.

10.8+	Pledge and Security Agreement (Herbst Gaming, Inc.) dated August 24, 2001 by Herbst Gaming, Inc. in favor of The Bank of New York, as trustee.

10.9+	Pledge and Security Agreement (E-T—T, Inc.) dated August 24, 2001 by E-T—T, Inc. in favor of The Bank of New York, as trustee.

10.10+	Pledge and Security Agreement (Edward, Tim and Troy Herbst) dated August 24, 2001 by Edward J. Herbst, Timothy P. Herbst, and Troy D. Herbst in favor of The Bank of New York, as trustee.

10.11+

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (4100 Paradise Road) dated August 24, 2001, and made by Flamingo Paradise Gaming, LLC to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.

10.12++	First Amendment to Deed of Trust dated as of August 23, 2002 among Flamingo Paradise Gaming, LLC and The Bank of New York.

10.13+++++	Second Amendment to Deed of Trust dated as of February 6, 2002 among Flamingo Paradise Gaming, LLC and The Bank of New York (included as part of the Third Supplemental Indenture at Exhibit 4.4).

10.14+

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Terrible’s Casino & Bowl) dated August 24, 2001, and made by Market Gaming, Inc. to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.

10.15+++++

First Amendment to Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Terrible’s Casino & Bowl) dated February 6, 2003 (included as part of the Third Supplemental Indenture at Exhibit 4.4).

10.16+

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (5870 S. Homestead Road) dated August 24, 2001, and made by E-T-T Enterprises L.L.C. to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.

10.17+++++

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

10.19+++++	First Amendment to Leasehold Deed of Trust, Security Agreement and Fixture Filing (Warehouse Property) dated February 6, 2003 (included as part of the Third Supplemental Indenture at Exhibit 4.4).

10.20+

Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Terrible’s Casino & Bowl) dated August 24, 2001, and made by Market Gaming, Inc. to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.

10.21+++++

First Amendment to Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Terrible’s Casino & Bowl) dated February 6, 2003 (included as part of the Third Supplemental Indenture at Exhibit 4.4).

10.22+

Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (771 S. Nevada Highway) dated August 24, 2001, and made by E-T—T, Inc. to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.

10.23+++++

First Amendment to Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (771 S. Nevada Highway) dated February 6, 2003 (included as part of the Third Supplemental Indenture at Exhibit 4.4).

10.24+++++

Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Terrible’s Searchlight Casino) dated February 7, 2003, and made by E-T-T, Inc. to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.

10.25**+	Gaming Devices License Agreement dated August 31, 1998 by and between The Vons Companies, Inc. and Market Gaming, Inc.

10.26**+	License Agreement (Gaming Devices) dated September 16, 1998 by and between Albertson’s, Inc. and Cardivan Company.

10.27**+	Settlement Agreement dated November 18, 1999 among Cardivan Company, Corral United, Inc., Jackpot Enterprises Inc. and Albertson’s Inc.

10.28**+	First Amendment to Settlement Agreement dated December 22, 1999 among Cardivan Company, Corral United, Inc., Jackpot Enterprises Inc. and Albertson’s, Inc.

10.29**+	License Agreement dated April 24, 1997 between American Drug Stores, Inc. and Cardivan Company.

10.30**+	License Agreement dated April 24, 1997 between American Drug Stores, Inc. and Corral United, Inc.

10.31**+	Gaming Devices License Agreement dated August 31, 1998 by and between Safeway, Inc. and Market Gaming, Inc.

10.32*+	License Agreement dated March 12, 1999 between Rite Aid Corporation and Cardivan Company.

10.33*+	First Amendment to Cardivan License Agreement dated March 27, 2000 between Rite Aid Corporation and Cardivan Company.

10.34*+	License Agreement dated March 12, 1999 between Rite Aid Corporation and Corral Coin, Inc.

10.35*+	First Amendment to Corral Coin License Agreement dated March 27, 2000 between Rite Aid Corporation and Corral Coin, Inc.

10.36*+	Gaming Devices License Agreement dated December 20, 1999 by and between Terrible Herbst, Inc. and E-T-T, Inc.

10.37+	Amendment to Gaming Device License Agreement dated May , 2001 by and between E-T-T, Inc. and Terrible Herbst, Inc.

10.38*+	Agreement dated May 1, 1998 by and between Kmart Corporation and Cardivan Company.

10.39**+	License Agreement dated April 24, 1997 between Lucky Stores, Inc. and Cardivan Company.

10.40*+++++	Lease and Sublease Agreement dated July 28, 1993, by and between Smith’s Food & Drug Centers, Inc. and Anchor Coin, as amended.

10.41+++++	Hold Harmless Agreement dated as of September 2, 1993 executed by Anchor Coin in favor of Smith’s Food & Drug Centers, Inc.

10.42*+++++	Letter Agreement and Consent to Assignment dated January 16, 2003.

10.43+	Lease Agreement dated July 1, 1997 by and between The Herbst Family Limited Partnership II and E-T-T Enterprises, L.L.C.

10.44+	Lease Agreement dated July 1, 1996 by and between The Herbst Family Limited Partnership and E-T-T, Inc.

10.45+	Lease extension dated April 30, 2001 between The Herbst Family Limited Partnership and E-T-T, Inc.

10.46+	Lease dated September 3, 1993 between The 1993 Samuel Josephson Revocable Family Trust and Phoenix Associates.

10.47+	Agreement for Sale dated August 1, 1995 between Phoenix Associates and Market Gaming, Inc.

10.48+++++	Lease Agreement dated November 27, 2002 by and between Herbst Grandchildren’s Trust and Herbst Gaming, Inc.

10.49+++++	Lease dated June , 2002 by and between Centennial Acquisitions, LLC and Terrible Herbst, Inc.

10.50+++++	Amendment to Lease dated July 30, 2002 by and between Centennial Acquisitions, LLC and Terrible Herbst, Inc.

10.51+++++	Lease Agreement dated July 1, 2002 by and between Terrible Herbst, Inc. and E-T-T, Inc.

10.52+	Employment Agreement with Edward J. Herbst dated August 1, 2001.

10.53+	Employment Agreement with Mary E. Higgins dated August 1, 2001.

10.54+	Form of Executive Compensation and Bonus Plan.

10.55++	Credit Agreement dated September 6, 2002 by and among Herbst Gaming, Inc., Flamingo Paradise Gaming, LLC, and U.S. Bank National Association.

10.56++	Security Agreement dated as of September 6, 2002, by and between Flamingo Paradise Gaming, LLC and U.S. Bank National Association

10.57+++++	Code of Ethics

10.58	First Amendment to Credit Agreement dated December 15, 2003 by and among Herbst Gaming, Inc., Flamingo Paradise Gaming, LLC and U.S. Bank National Association.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1+	Subsidiaries of Herbst Gaming, Inc.

31.1	Certification of Edward J. Herbst under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mary E. Higgins under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Edward J. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential Treatment for a portion of this document has been granted pursuant to Rule 406 under the Securities Act. The omitted portions have been separately filed with the Commission.
**	Confidential Treatment for a portion of this document has been requested pursuant to Rule 406 under the Securities Act. The omitted portions have been separately filed with the Commission.
+	Incorporated herein by reference from our registration statement on Form S-4 (SEC No. 33-71094), Part II, Item 21.
++	Incorporated herein by reference from our quarterly report on Form 10-Q filed with the SEC on November 14, 2002.
+++	Incorporated herein by reference from our annual report on Form 10-K/A filed with the SEC on April 9, 2002.
++++	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on March 10, 2003.
+++++	Incorporated herein by reference from our annual report on Form 10-K filed with the SEC on March 24, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERBST GAMING, INC.

By:	/s/ EDWARD J. HERBST
Edward J. Herbst
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date:	March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD J. HERBST	Chairman of the Board, Chief	March 15, 2004
Edward J. Herbst	Executive Officer and President
(Principal Executive Officer)

/s/ MARY E. HIGGINS	Chief Financial Officer	March 15, 2004
Mary E. Higgins	(Principal Financial and Accounting
Officer)

/s/ TIMOTHY P. HERBST	Executive Vice President and Director	March 15, 2004
Timothy P. Herbst

/s/ TROY D. HERBST	Executive Vice President, Secretary,	March 15, 2004
Troy D. Herbst	Treasurer and Director

	Director	March , 2004
John D. Gaughan

/s/ JOHN N. BREWER	Director	March 15, 2004
John N. Brewer

Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not
Registered Securities Pursuant to Section 12 of the Act

We have not sent any annual reports to security holders covering the year ended December 31, 2003.  We have not sent proxies, form of proxy or other proxy soliciting material to our security holders with respect to any meeting of security holders and will not be doing so subsequent to the filing of this Form 10-K.