Form 10-Q
period 2004-03-31
HERBST GAMING INC
filed 2004-05-10
CIK 1160294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.  YES  ☐  NO  ☐  Not Applicable

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value, 300 outstanding shares

FORM 10-Q

PART I. – FINANCIAL INFORMATION

Item 1.                       Financial Statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2003	March 31, 2004
	(in thousands)
Assets

Current assets
Cash and cash equivalents	$54,030	$55,932
Accounts receivable, net	1,216	971
Notes and loans receivable	706	479
Prepaid expenses	4,070	3,716
Inventory	1,039	1,060

Total current assets	61,061	62,158
Property and equipment, net	106,824	106,942
Lease acquisition costs, net	59,620	57,357
Due from related parties	563	358
Other assets, net	9,000	9,018

Total assets	$237,068	$235,833

Liabilities and stockholders’ equity

Current liabilities
Current portion of long-term debt	$170	$162
Accounts payable	5,727	6,557
Accrued expenses	13,599	8,293

Total current liabilities	19,496	15,012
Long-term debt, less current portion	215,099	215,075
Other liabilities	919	956
Commitments and contingencies

Stockholders’ equity
Common stock (no par value; 2,500 shares authorized;
300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
(Accumulated deficit) retained earnings	(2,445)	791

Total stockholders’ equity	1,554	4,790

Total liabilities and stockholders’ equity	$237,068	$235,833

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2003	2004
	(in thousands)
Revenues:

Route operations	$53,783	$68,951
Casino operations	19,521	22,826
Other	728	823
Total revenues	74,032	92,600
Less promotional allowances	(2,739)	(2,957)
Net revenues	71,293	89,643

Costs and expenses:

Route operations	42,610	54,526
Casino operations	12,121	13,811
Depreciation and amortization	5,217	6,634
General and administrative	2,766	3,445
Total costs and expenses	62,714	78,416
Income from operations	8,579	11,227

Other income (expense):

Interest income	80	51
Interest expense, net of capitalized interest	(5,323)	(5,792)
Total other expense	(5,243)	(5,741)
Net income	$3,336	$5,486

The accompanying notes are an integral part of these
 unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total
	(in thousands)
Balance, January 1, 2004	$2,368	$1,631	$(2,445)	$1,554

Stockholders’ distributions	—	—	(2,250)	(2,250)

Net income	—	—	5,486	5,486

Balance, March 31, 2004	$2,368	$1,631	$791	$4,790

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2003	2004
	(in thousands)
Cash flows from operating activities:
Net income	$3,336	$5,486
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,217	6,634
Debt discount amortization	50	11
Gain on sale of assets	(4)	(39)
Decrease (increase) in:
Accounts receivable	281	245
Prepaid expenses	338	354
Inventory	66	(21)
Due from related parties	(73)	205
Increase (decrease) in:
Accounts payable	(289)	496
Accrued expenses	(3,255)	(5,306)
Due to related parties	(383)	—
Other liabilities	(133)	37
Net cash provided by operating activities	5,151	8,102
Cash flows from investing activities:
Net cash paid for acquisition of Anchor Coin’s slot route assets	(57,171)	—
Additions to notes receivable	(217)	(300)
Collection on notes receivable	222	141
Proceeds from sale of property and equipment	21	106
Purchases of property and equipment	(2,942)	(3,567)
Lease acquisition costs	(269)	(249)
Net cash used in investing activities	(60,356)	(3,869)
Cash flows from financing activities:
Proceeds from long-term debt	49,115	—
Reduction of long-term debt	(41)	(43)
Loan origination fees	(2,474)	(38)
Stockholders’ distributions	(900)	(2,250)
Net cash provided by (used) in financing activities	45,700	(2,331)
Net (decrease) increase in cash and cash equivalents	(9,505)	1,902
Cash and cash equivalents:
Beginning of period	55,035	54,030
End of period	$45,530	$55,932
Supplemental cash flow information - Cash paid during the period for interest	$9,475	$11,556
Supplemental schedule of non-cash investing and financing activities -
Purchase of assets through accounts payable	$1,497	$833
Acquisition of Anchor Coin’s slot route assets Fair value of assets and liabilities acquired -
Current assets, other than cash	$717	$—
Property and equipment	5,200	—
Lease acquisition costs	50,532	—
Other long-term assets	1,300	—
Other liabilities	(578)	—
Cash paid, net of cash acquired	$57,171	$—

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

Interim Financial Statements —The accompanying financial statements for the three months ended March 31, 2003 and 2004, are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results of the interim periods.  The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.  These accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2003.

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

2.                                      ACQUISITION

On February 21, 2003, the Company acquired the assets of the slot route business of Anchor Coin, a wholly owned subsidiary of International Game Technology, Inc.  The acquisition was an asset acquisition and the only liabilities assumed were progressive jackpots.  The initial purchase price was $62.0 million with a subsequent adjustment to $61.0 million.  A portion of the purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair value at the date of acquisition, with the remaining balance of $50.5 million recorded as lease acquisition costs for the route contracts acquired.  Such intangible asset is being amortized on a straight-line basis over the remaining life of the contracts.  The acquisition was funded in part by the issuance of $47.0 million of additional 10 3/4% senior secured notes maturing in 2008.  The remaining $14.0 million of the purchase price was funded with cash.  In conjunction with the issuance of the notes, the Company capitalized $2.5 million of debt issuance costs, which are being amortized over the life of the notes.

The table below reflects unaudited pro forma combined results of the slot route operations of the Company and Anchor Coin as if the acquisition had taken place at January 1, 2003 (dollars in thousands).  The Anchor acquisition was fully absorbed in the March 31, 2004 quarter which is included for comparative purposes only:

	Three months ended March 31, 2003 Pro forma	Three months ended March 31, 2004 Actual

Gross revenues	$80,188	$92,600

Net income	$2,365	$5,486

Included in the pro forma net income for the three months ended March 31, 2003 is approximately $453,000 of interest expense. In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of 2003.

3.                                      BUSINESS SEGMENTS

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

Revenues, income from operations, and depreciation and amortization for these segments are as follows (dollars in thousands):

	Three Months Ended March 31,
	2003	2004
Net revenues:

Slot route operations	$53,680	$68,835
Casino operations	16,885	19,985
Other operations (1)	728	823
Total net revenues	$71,293	$89,643

Income from segment operations (excluding general and administrative expense):
Slot route operations	$7,503	$9,291
Casino operations	3,230	4,666
Total income from segment operations	10,733	13,957
Other (1)	(2,154)	(2,730)
Total income from operations	$8,579	$11,227

Depreciation/amortization:

Slot route operations	$3,567	$5,018
Casino operations	1,534	1,508
Other (1)	116	108
Total depreciation/amortization	$5,217	$6,634

Segment EBITDA (2):

Slot route operations	$11,070	$14,309
Casino operations	4,764	6,174
Total segment EBITDA (2):	15,834	20,483
Other (1) and Corporate	(1,958)	(2,571)

Depreciation and amortization	(5,217)	(6,634)
Interest expense, net of capitalized interest	(5,323)	(5,792)
Net income	$3,336	$5,486

(1)                      Amount represents primarily other non-gaming revenues and general and administrative expenses.

(2)                      Segment EBITDA consists of income from segment operations plus depreciation and amortization, and is calculated before allocation of overhead.

4.                                      LEASE ACQUISITION COSTS

	As of December 31, 2003		As of March 31, 2004
	(dollars in thousands)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Lease acquisition costs	$76,221	$16,601	$76,470	$19,113

The aggregate amortization expense for the three months ended March 31, 2003 and 2004 was $1,611,419, and $2,512,244, respectively.

Estimated amortization expense for the nine months ended December 31, 2004, and the twelve months ended December 31, 2005, 2006, 2007, 2008 and 2009 is $7,438,000, $9,684,000, $9,467,000, $9,321,000, $8,569,000, and $6,191,000, respectively.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a gaming company that owned and operated approximately 8,400 slot machines throughout the State of Nevada as of March 31, 2004.  Our route operations involve the exclusive installation and operation of approximately 6,800 slot machines as of March 31, 2004 in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants.  We also own and operate Terrible’s Hotel & Casino in Las Vegas, as well as four other small casinos.

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

In February 2003, we acquired the slot route assets of Anchor Coin, Inc.  This acquisition dramatically impacted our operations.  We paid for these assets by (i) issuing another $47.0 million in senior secured notes due 2008 under our indenture and (ii) $14.0 million of cash.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986.  Under those provisions, the owners of our company pay income taxes on our taxable income.  Accordingly, a provision for income taxes is not included in our financial data.

Our revenues are primarily derived from gaming revenues, which include revenues from slot machines and table games.  Gaming revenues is generally defined as gaming wins less gaming losses.  Our largest component of revenues is from our slot machines.  Promotional allowances consist primarily of food and beverages furnished gratuitously to customers.  The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowance.  We calculate income from operations as net revenues less total operating costs and expenses.  Income from operations represents only those amounts that relate to our operations and excludes interest income, interest expense, and other non-operating income and expenses.  Segment  EBITDA consists of income from segment operations plus depreciation and amortization, and is calculated before allocation of overhead.

Financial Highlights for the three months ended March 31, 2003 and 2004

Slot Route Operations

	Three months ended March 31, 2003		Three months ended March 31, 2004
	$	% of revenue	$	% of revenue
	(dollar amount in thousands)

Slot route revenue	$53,783	100.0%	$68,951	100.0%
Promotional allowances	(103)	0.2	(116)	0.2
Direct expenses	42,610	79.2	54,526	79.0
EDITDA	11,070	20.6	14,309	20.8
Depreciation and amortization	3,567	6.6	5,018	7.3
Income from slot route operations	$7,503	14.2%	$9,291	13.5%

Casino Operations

	Three months ended March 31, 2003		Three months ended March 31, 2004
	$	% of revenue	$	% of revenue
	(dollar amount in thousands)

Casino revenue	$19,521	100.0%	$22,826	100.0%
Promotional allowances	(2,636)	13.5	(2,841)	12.4
Direct expenses	12,121	62.0	13,811	60.5
EDITDA	4,764	24.5	6,174	27.1
Depreciation and amortization	1,534	7.9	1,508	6.6
Income from casino operations	$3,230	16.6%	$4,666	20.5%

Other Costs

	Three months ended March 31, 2003		Three months ended March 31, 2004
	$	% of total revenues	$	% of total revenues
	(dollar amount in thousands)

General and administrative	$2,766	3.7%	$3,445	3.7%

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Route Operations

Route operations accounted for 74% of total revenues during the three months ended March 31, 2004.  This was an increase from 73% of total revenues for the three months ended March 31, 2003.  Total revenues from route operations were $69.0 million for the three months ended March 31, 2004, an increase of $15.2 million, or 28%, from $53.8 million for the three months ended March 31, 2003.  At March 31, 2004, we were operating approximately 6,800 slot machines, an increase of 200 machines from March 2003.  The increase in route revenue in the 2004 quarter primarily reflects a full quarter of operations of the slot machines acquired from Anchor Coin, Inc. versus a partial quarter of operations in 2003 as well as the continued replacement and refurbishment of existing slot machines during 2004.

Route operating costs were $54.5 million, or 79%, of route revenues for the three months ended March 31, 2004.  This compares to $42.6 million and 79% of route revenues for the same period in 2003.  The increase in route operating expenses was primarily associated with the cost of operating the slot machines acquired from Anchor Coin, Inc. for a full quarter of operations in 2004 as compared to a partial quarter of operations in 2003 as well as increases in some participation expenses and scheduled space lease increases to our existing slot route contracts.

Route EBITDA (as defined) for the three months ended March 31, 2004 was $14.3 million, an increase of $3.2 million, or 29%, from $11.1 million for the three months ended March 31, 2003. The increase in EBITDA was a result of a full quarter of operations of assets acquired from Anchor Coin, Inc. as well as base revenue increases and lower operating costs due to the cost savings of combining the Anchor locations with our existing route operations.

Casino Operations

Casino operations accounted for 25% of total revenues for the three months ended March 31, 2004 and 26% of revenues for the three months ended March 31, 2003.  Total revenues derived from casino operations were $22.8 million for the three months ended March 31, 2004, an increase of $3.3 million, or 17%, from $19.5 million for the three months ended March 31, 2003.  This increase in revenue was primarily due to increased customer play at Terrible’s Hotel & Casino in Las Vegas and our two casinos in Pahrump. During 2003 one of the main competitors in Pahrump, Nevada closed due to a fire. This closure helped our Pahrump properties achieve higher revenues. There is no indication when or if the competitor’s property will re-open.

Casino operating costs were $13.8 million, or 61%, of casino revenues for the three months ended March 31, 2004, compared to $12.1 million, or 62%, of casino revenues for the three months ended March 31, 2003.  Operating expenses increased primarily in the areas of promotions and taxes.  The increase in expenses were generally in areas that helped to drive the increase in revenue, such as comps, slot club and participation game fees.  Casino EBITDA (as defined) was $6.2 million for the three months ended March 31, 2004, an increase of $1.4 million, or 29%, from $4.8 million from the three months ended March 31, 2003.

Other Revenue

Other revenue consists of revenue items such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations.  Other revenues were $.8 million for the three months ended March 31, 2004 compared to $.7 million for the three months ended March 31, 2003.

Promotional Allowances

Promotional allowances were $3.0 million, or 3.2% of total revenues, for the three months ended March 31, 2004, an increase of $.3 million, or 11%, from $2.7 million, or 3.7% of total revenues for the three months ended March 31, 2003.  The increase was primarily due to heavier promotional spending at the casinos.

Other Costs

General and administrative expenses, or G&A, were $3.4 million for the three months ended March 31, 2004, an increase of $.6 million, or 21%, from $2.8 million for the three months ended March 31, 2003.  The increase was primarily due to overhead associated with the purchase of the slot route assets of Anchor Coin in February 2003.  G&A costs also increased due to costs associated with an increase in insurance expenses. G&A expenses as a percentage of revenue were 3.7% of the revenue for both periods.

Depreciation and amortization expense was $6.6 million for the three months ended March 31, 2004, an increase of $1.4 million, or 27%, from $5.2 million for the three months ended March 31, 2003.  The increase was due primarily to the amortization expenses associated with the acquired slot route contracts and depreciation expenses associated with new fixed assets.

Income from Operations

As a result of the factors discussed above, income from operations was $11.2 million for the three months ended March 31, 2004, an increase of $2.6 million from $8.6 million for the three months ended March 31, 2003.  As a percentage of total revenues, income from operations increased from 11.6% during 2003 to 12.1% during the same period in 2004.

Other Expenses

Other expense was $5.7 million for the three months ended March 31, 2004, an increase of $.5 million from the three months ended March 31, 2003.  The increase in expenses was primarily due to higher interest expense as a result of the $47.0 million additional offering of senior secured notes done in conjunction with the acquisition of the slot route assets of Anchor Coin completed in February 2003.

Net Income

Net income for the three months ended March 31, 2004 was $5.5 million.  This is an improvement of $2.2 million, or 67%, from a net income figure of $3.3 million recorded for three months ended March 31, 2003.

Liquidity and Capital Resources

Cash Flows

At March 31, 2004, we maintained $55.9 million in cash and equivalents.  We expect to fund our operations, debt service and capital needs from operating cash flow and cash on hand.  Based upon our anticipated future operations, we believe that cash on hand together with available cash flow, will be adequate to meet our anticipated working capital requirements, capital expenditures and scheduled payments of interest on the notes for at least the foreseeable future.  No assurances can be given, however, that our cash flow will be sufficient for that purpose.  There can be no assurance that our estimates of our cash needs are accurate or that new business developments or other unforeseeable events will not occur, resulting in the need to raise additional funds.

Operating Activities

During the three months ended March 31, 2004, operating activities provided $8.1 million in cash flows on $5.5 million in net income.  Net income for the three months ended March 31, 2004 included non-cash expenses (depreciation and amortization) of $6.6 million.

Investing Activities and Capital Expenditures

For the three months ended March 31, 2004, we had net cash used for investing activities of $3.9 million primarily related to the net cash used to purchase gaming devices.

Capital expenditures for the remainder of 2004 are anticipated to be approximately $10.0 million. These funds will be primarily used for maintenance capital expenditures and for the purchase of slot machines.

Financing Activities

Cash flows used in financing activities were $2.3 million in the first three months of 2004.  This was the result of distributions to owners of $2.3 million.

Our debt includes approximately $215.0 million of indebtedness related to our 10 3/4% Senior Secured Notes due 2008.  These notes may be called, pursuant to the terms of the indenture, in September 2005.  We are actively monitoring our cost of capital and may consider refinancing if or when it becomes advantageous to do so.

We maintain a $10.0 million revolving credit facility from US Bank of Nevada. The line of credit has not been utilized and is available for working capital purposes.

Free Cash Flow

The following table summarizes our operating cash flow after deducting non-financed capital expenditures for the quarters ended March 31:

	Three months ended March 31,
	2003	2004
	(in millions)

Cash flow from operations	$5,151	$8,102
Cash paid for capital expenditures	2,942	3,567
Operating cash less non-financed capital expenditures	$2,209	$4,535

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

We have determined that the following accounting policy and related estimates are critical to the preparation of our consolidated financial statements:

Long-Lived Assets

We have a significant investment in long-lived property and equipment and lease acquisition costs.  Significant accounting policies that affect the reported amounts for these assets include the determination of the assets’ estimated useful lives, evaluation of the assets’ recoverability and the likelihood of technological obsolescence.  We estimate useful lives for property and equipment based on historical experience and estimates of products’ commercial lives.  Significant incremental costs associated with the acquisition of location leases are capitalized and amortized using the straight-line method over the term of the related leases, including expected renewals, which range from 1 to 20 years. Should the actual useful life of an asset differ from the estimated useful life, future operating results could be positively or negatively affected.  We review useful lives, obsolescence, and assess commercial viability of these assets periodically.

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

•                  Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the indenture.  The following chart shows certain important information regarding our indebtedness:

	March 31, 2004
	(in thousands)

Long-term debt, including current portion	$215,237
Stockholders’ equity	4,790
Ratio of earnings to fixed charges	1.9	X

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

•                  We face legislative pressures to increase taxation and any material increase in our tax rate could have a material adverse effect on our financial condition.

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

The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.  Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $243 million at March 31, 2004.

We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

We do not have any cash or cash equivalents as of March 31, 2004 that are subject to market risk based on changes in interest rates.

ITEM 4.                 CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Herbst Gaming’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Herbst Gaming’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Herbst Gaming (including its consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

(b)           Changes in Internal Controls.  There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quater that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

None.

ITEM 2.                 CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           On March 9, 2004, the Company held its annual meeting of stockholders.

(b)           The following persons were elected to the Board of Directors to serve for a period of one year or until their successors are elected:

•                  Edward Herbst

•                  Timothy Herbst

•                  Troy Herbst

•                  John Gaughan, and

•                  John Brewer.

(c)                                  The election of directors was unanimous.

(d)                                 Not applicable.

ITEM 5.                 OTHER INFORMATION

None.

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits.

The following exhibits are filed as part of this Form 10-Q:

31.1         Certification of Edward J. Herbst under Section 302 of the Sarbanes-Oxley Act of 2004.

31.2         Certification of Mary E. Higgins under Section 302 of the Sarbanes-Oxley Act of 2004.

32.1         Certification of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.

(b)           Reports on Form 8-K.

On May 5, 2004, Herbst Gaming furnished a Current Report on Form 8-K under Item 9, containing a copy of its earnings release for the period ended March 31, 2004 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2004	HERBST GAMING, INC.
(Registrant)

	By:	/s/ MARY E. HIGGINS
Mary E. Higgins
	Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Edward J. Herbst pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

31.2	Certification of Mary E. Higgins pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

32.1	Certification of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2004