Form 10-K/A
period 2003-12-31
HERBST GAMING INC
filed 2004-05-20
CIK 1160294

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

Not Applicable

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes          ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   ☐ Yes          ☒ No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of December 31, 2001, based on the price at which the common equity was sold, was approximately $0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 2001.

Common Stock, no par value, 300 outstanding shares.

Documents Incorporated by Reference

None.

Explanatory Note

This Amendment No. 1 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003 is being filed pursuant to Rule 12b-15 for the sole purpose of correcting the “due from related parties” and “accounts payable” line items in the Consolidated Statements of Cash Flows contained in Item 8.  Financial Statements and Supplementary Data that were inadvertently omitted and/or moved when the financial statements were converted for EDGAR purposes.  Accordingly, Item 8.  Financial Statements and Supplementary Data is restated in its entirety.  There were no changes made to sub-totals or totals as a result of this change.  All information in this Amendment No. 1 is as of December 31, 2003, and does not reflect any subsequent information or events other than the changes referred to above.

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

Herbst Gaming, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2001	2002	2003

Cash flows from operating activities
Net income (loss)	$(11,964)	$5,233	$8,209
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	14,198	15,741	24,382
Debt discount amortization	1,633	424	83
Gain on sale of property and equipment	(41)	(129)	(119)
Other	(202)	—	—
Loss on early retirement of debt	13,024	—	267
Decrease (increase) in
Accounts receivable	(621)	7	173
Prepaid expenses	2,182	(561)	(343)
Inventory	(120)	(370)	104
Due from related parties	21	(94)	(17)
Increase (decrease) in
Accounts payable	(8,597)	170	630
Accrued expenses	6,157	(688)	2,314
Due to related parties	(1,499)	(544)	(430)
Other liabilities	774	134	(256)
Net cash provided by operating activities	14,945	19,323	34,997
Cash flows from investing activities
Net cash paid for acquisition of Anchor’s Slot Route	—	—	(57,171)
Additions to notes receivable	(325)	(860)	(619)
Collection on notes receivable	432	870	689
Proceeds from sale of property and equipment	951	395	577
Purchases of property and equipment	(3,226)	(8,442)	(15,117)
Lease acquisition costs	(610)	(663)	(3,083)
Net cash used in investing activities	(2,778)	(8,700)	(74,724)
Cash flows from financing activities
Increase in notes payable to related parties	3,553	—	—
Decrease in notes payable to related parties	(20,947)	—	—
Proceeds from long-term debt	167,025	—	49,115
Reduction of long-term debt	(127,531)	(104)	(2,153)
Loan origination fees	(7,838)	(234)	(2,553)
Prepayment penalty on retired debt	(9,776)	—	(267)
Additional paid-in capital	900	—	—
Stockholders’ distributions	(2,376)	—	(5,420)
Net cash provided by (used in) financing activities	3,010	(338)	38,722
Net increase (decrease) in cash and cash equivalents	15,177	10,285	(1,005)
Cash and cash equivalents
Beginning of year	29,573	44,750	55,035
End of year	$44,750	$55,035	$54,030

	Year Ended December 31,
	2001	2002	2003

Supplemental cash flow information
Cash paid during the year for interest	$12,983	$18,637	$21,198
Supplemental schedule of non-cash investing and financing activities
Purchase of property and equipment financed through accounts payable	—	271	661
Purchase of assets through direct financing	2,445	302	283
Acquisition of Anchor Coin’s Slot Route
Fair value of assets and liabilities acquired
Current assets, other than cash			$717
Property and equipment			5,200
Lease acquisition costs			50,532
Other long-term assets			1,300
Other liabilities			(578)
Cash paid, net of cash acquired			$57,171

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

The following table is a reconciliation of net income (loss) to EBITDA:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Net income (loss)	$(11,964)	$5,233	$8,209
Adjustments:
Depreciation and amortization	14,198	15,741	24,382
Interest expense, net of capitalized interest	19,952	18,785	22,932
Loss on early retirement of debt	13,024	—	267
Consolidated EBITDA	$35,210	$39,759	$55,790

Selected Quarterly Financial Information (Unaudited)
(in thousands)

	Mar. 31	June 30	Sept. 30	Dec. 31	Total

Year Ended December 31, 2003

Net revenues - Route operations	$53,680	$61,344	$62,178	$64,260	$241,462
Net revenues - Casino operations	16,885	16,383	16,701	17,495	67,464
Net revenues - Other	724	725	863	737	3,049
Operating income	8,579	9,335	6,193	7,073	31,180
Net income	3,336	3,561	351	961	8,209

Year Ended December 31, 2002

Net revenues - Route operations	$44,844	$46,471	$45,147	$47,110	$183,572
Net revenues - Casino operations	16,047	15,884	15,360	15,710	63,001
Net revenues - Other	657	636	1,054	731	3,078
Operating income	6,168	6,327	4,643	6,544	23,682
Net income	1,568	1,686	12	1,967	5,233

Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)           1.             Financial Statements

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

10.25**+	Gaming Devices License Agreement dated August 31, 1998 by and between The Vons Companies, Inc. and Market Gaming, Inc.

10.26**+	License Agreement (Gaming Devices) dated September 16, 1998 by and between Albertson’s, Inc. and Cardivan Company.

10.27**+	Settlement Agreement dated November 18, 1999 among Cardivan Company, Corral United, Inc., Jackpot Enterprises Inc. and Albertson’s Inc.

10.28**+	First Amendment to Settlement Agreement dated December 22, 1999 among Cardivan Company, Corral United, Inc., Jackpot Enterprises Inc. and Albertson’s, Inc.

10.29**+	License Agreement dated April 24, 1997 between American Drug Stores, Inc. and Cardivan Company.

10.30**+	License Agreement dated April 24, 1997 between American Drug Stores, Inc. and Corral United, Inc.

10.31**+	Gaming Devices License Agreement dated August 31, 1998 by and between Safeway, Inc. and Market Gaming, Inc.

10.32*+	License Agreement dated March 12, 1999 between Rite Aid Corporation and Cardivan Company.

10.33*+	First Amendment to Cardivan License Agreement dated March 27, 2000 between Rite Aid Corporation and Cardivan Company.

10.34*+	License Agreement dated March 12, 1999 between Rite Aid Corporation and Corral Coin, Inc.

10.35*+	First Amendment to Corral Coin License Agreement dated March 27, 2000 between Rite Aid Corporation and Corral Coin, Inc.

10.36*+	Gaming Devices License Agreement dated December 20, 1999 by and between Terrible Herbst, Inc. and E-T-T, Inc.

10.37+	Amendment to Gaming Device License Agreement dated May , 2001 by and between E-T-T, Inc. and Terrible Herbst, Inc.

10.38*+	Agreement dated May 1, 1998 by and between Kmart Corporation and Cardivan Company.

10.39**+	License Agreement dated April 24, 1997 between Lucky Stores, Inc. and Cardivan Company.

10.40*+++++	Lease and Sublease Agreement dated July 28, 1993, by and between Smith’s Food & Drug Centers, Inc. and Anchor Coin, as amended.

10.41+++++	Hold Harmless Agreement dated as of September 2, 1993 executed by Anchor Coin in favor of Smith’s Food & Drug Centers, Inc.

10.42*+++++	Letter Agreement and Consent to Assignment dated January 16, 2003.

10.43+	Lease Agreement dated July 1, 1997 by and between The Herbst Family Limited Partnership II and E-T-T Enterprises, L.L.C.

10.44+	Lease Agreement dated July 1, 1996 by and between The Herbst Family Limited Partnership and E-T-T, Inc.

10.45+	Lease extension dated April 30, 2001 between The Herbst Family Limited Partnership and E-T-T, Inc.

10.46+	Lease dated September 3, 1993 between The 1993 Samuel Josephson Revocable Family Trust and Phoenix Associates.

10.47+	Agreement for Sale dated August 1, 1995 between Phoenix Associates and Market Gaming, Inc.

10.48+++++	Lease Agreement dated November 27, 2002 by and between Herbst Grandchildren’s Trust and Herbst Gaming, Inc.

10.49+++++	Lease dated June , 2002 by and between Centennial Acquisitions, LLC and Terrible Herbst, Inc.

10.50+++++	Amendment to Lease dated July 30, 2002 by and between Centennial Acquisitions, LLC and Terrible Herbst, Inc.

10.51+++++	Lease Agreement dated July 1, 2002 by and between Terrible Herbst, Inc. and E-T-T, Inc.

10.52+	Employment Agreement with Edward J. Herbst dated August 1, 2001.

10.53+	Employment Agreement with Mary E. Higgins dated August 1, 2001.

10.54+	Form of Executive Compensation and Bonus Plan.

10.55++	Credit Agreement dated September 6, 2002 by and among Herbst Gaming, Inc., Flamingo Paradise Gaming, LLC, and U.S. Bank National Association.

10.56++	Security Agreement dated as of September 6, 2002, by and between Flamingo Paradise Gaming, LLC and U.S. Bank National Association

10.57+++++	Code of Ethics

10.58++#	First Amendment to Credit Agreement dated December 15, 2003 by and among Herbst Gaming, Inc., Flamingo Paradise Gaming, LLC and U.S. Bank National Association.

12.1++#	Computation of Ratio of Earnings to Fixed Charges.

21.1+	Subsidiaries of Herbst Gaming, Inc.

31.1	Certification of Edward J. Herbst under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mary E. Higgins under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Edward J. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential Treatment for a portion of this document has been granted pursuant to Rule 406 under the Securities Act. The omitted portions have been separately filed with the Commission.

**	Confidential Treatment for a portion of this document has been requested pursuant to Rule 406 under the Securities Act. The omitted portions have been separately filed with the Commission.

+	Incorporated herein by reference from our registration statement on Form S-4 (SEC No. 33-71094), Part II, Item 21.

++	Incorporated herein by reference from our quarterly report on Form 10-Q filed with the SEC on November 14, 2002.

+++	Incorporated herein by reference from our annual report on Form 10-K/A filed with the SEC on April 9, 2002.

++++	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on March 10, 2003.

+++++	Incorporated herein by reference from our annual report on Form 10-K filed with the SEC on March 24, 2003.

++#	Incorporated herein by reference from our annual report on Form 10-K filed with the SEC on March 17, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERBST GAMING, INC.

By:	/s/ Edward J. Herbst
Edward J. Herbst
Chairman of the Board, Chief Executive Officer
and President
(Principal Executive Officer)

Date:	May 20, 2004

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of Chairman and Chief Executive Officer Pursuant to SEC Rules 13c-14(a)
31.2	Certification of Chief Financial Officer Pursuant to SEC Rules 13c-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002