Form 10-Q
period 2004-06-30
HERBST GAMING INC
filed 2004-08-16
CIK 1160294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2003	June 30, 2004
	(in thousands)
Assets

Current assets
Cash and cash equivalents	$54,030	$52,234
Accounts receivable, net	1,216	1,122
Notes and loans receivable	706	481
Prepaid expenses	4,070	4,592
Inventory	1,039	975
Total current assets	61,061	59,404
Property and equipment, net	106,824	104,591
Lease acquisition costs, net	59,620	55,145
Due from related parties	563	117
Other assets, net	9,000	7,486
Total assets	$237,068	$226,743

Liabilities and stockholders’ equity (deficiency)

Current liabilities
Current portion of long-term debt	$170	$154
Accounts payable	5,727	4,879
Accrued expenses	13,599	7,176
Total current liabilities	19,496	12,209
Long-term debt, less current portion	215,099	257,165
Other liabilities	919	1,010
Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock (no par value; 2,500 shares authorized;
300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
Accumulated deficit	(2,445)	(47,640)
Total stockholders’ equity (deficiency)	1,554	(43,641)
Total liabilities and stockholders’ equity (deficiency)	$237,068	$226,743

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(in thousands)
Revenues:

Route operations	$61,441	$72,792	$115,224	$141,743
Casino operations	19,164	22,623	38,685	45,449
Other — non-gaming	890	1,003	1,618	1,826
Total revenues	81,495	96,418	155,527	189,018
Less promotional allowances	(2,878)	(3,042)	(5,617)	(5,999)
Net revenues	78,617	93,376	149,910	183,019

Costs and expenses:

Route operations	47,307	55,698	89,917	110,224
Casino operations	12,469	13,904	24,590	27,715
Depreciation and amortization	6,209	6,646	11,426	13,280
General and administrative	3,297	3,692	6,063	7,137
Total costs and expenses	69,282	79,940	131,996	158,356
Income from operations	9,335	13,436	17,914	24,663

Other income (expense):

Interest income	53	48	133	99
Loss on early retirement of debt	—	(37,991)	—	(37,991)
Interest expense, net of capitalized interest	(5,827)	(5,324)	(11,150)	(11,116)
Total other expense	(5,774)	(43,267)	(11,017)	(49,008)
Net income (loss)	$3,561	$(29,831)	$6,897	$(24,345)

The accompanying notes are an integral part of these
 unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY (DEFICIENCY)
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands)
Balance, January 1, 2004	$2,368	$1,631	$(2,445)	$1,554
Stockholders’ distributions	—	—	(20,850)	(20,850)
Net loss	—	—	(24,345)	(24,345)
Balance, June 30, 2004	$2,368	$1,631	$(47,640)	$(43,641)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2003	2004
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$6,897	$(24,345)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	11,426	13,280
Debt discount amortization	61	28
Loss on sale of assets	(169)	(50)
Loss on early retirement of debt	—	37,991
Decrease (increase) in:
Accounts receivable	256	145
Prepaid expenses	(468)	(522)
Inventory	147	64
Other assets	—	(53)
Due from related parties	(331)	446
Increase (decrease) in:
Accounts payable	(367)	(615)
Accrued expenses	2,808	(6,423)
Due to related parties	(430)	—
Other liabilities	(341)	91
Net cash provided by operating activities	19,489	20,037
Cash flows from investing activities:
Net cash paid for acquisition of Anchor Coin’s slot route assets	(57,171)	—
Additions to notes receivable	(283)	(573)
Collection on notes receivable	424	295
Proceeds from sale of property and equipment	362	151
Purchases of property and equipment	(6,611)	(5,578)
Lease acquisition costs	(868)	(582)
Net cash used in investing activities	(64,147)	(6,287)
Cash flows from financing activities:
Proceeds from long-term debt	49,115	258,021
Reduction of long-term debt	(77)	(215,999)
Loan origination fees	(2,560)	(5,389)
Prepayment penalty on retired debt	—	(31,329)
Stockholders’ distributions	(3,255)	(20,850)
Net cash provided by (used in) financing activities	43,223	(15,546)
Net decrease in cash and cash equivalents	(1,435)	(1,796)
Cash and cash equivalents:
Beginning of period	55,035	54,030
End of period	$53,600	$52,234
Supplemental cash flow information -
Cash paid during the period for interest	$9,475	$17,855
Supplemental schedule of non-cash investing and financing activities -
Purchase of assets through direct financing	$48	$339
Purchase of assets through accounts payable	$1,174	—

Acquisition of assets of Anchor Coin’s slot route assets Fair value of assets and liabilities acquired -
Current assets, other than cash	$717	—
Property and equipment	5,200	—
Lease acquisition costs	50,532	—
Other long-term assets	1,300	—
Other liabilities	(578)	—
Cash paid, net of cash acquired	$57,171	$—

The accompanying notes are an integral part of these
 unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Principles of Consolidation—The accompanying interim condensed consolidated financial statements of Herbst Gaming, Inc. (“Herbst” or the “Company”) include the accounts of Herbst and its subsidiaries:  E-T-T, Inc. and Subsidiaries (“E-T-T”), Market Gaming, Inc. (“MGI”), E-T-T Enterprises, L.L.C. (“E-T-T Enterprises”), and Flamingo Paradise Gaming, LLC (“FPG”).  The financial statements of E-T-T are consolidated and include the following wholly-owned subsidiaries:  Cardivan Company, Corral Coin, Inc., and Corral Country Coin, Inc.

All significant intercompany balances and transactions between Herbst, E-T-T, MGI, E-T-T Enterprises, and FPG have been eliminated in the consolidated financial statements.

The Company conducts business in the gaming industry and generates revenue principally from gaming machine route operations and casino operations.  Gaming machine route operations involve the installation, operation, and service of gaming machines owned by the Company that are located in licensed, leased, or subleased space in retail stores (supermarkets, convenience stores, etc.), bars, and restaurants throughout the State of Nevada.  The Company owns and operates Terrible’s Hotel & Casino in Las Vegas, Nevada, Terrible’s Town Casino & Bowl (Henderson) in Henderson, Nevada, Terrible’s Searchlight in Searchlight, Nevada, and Terrible’s Town Casino and Terrible’s Lakeside Casino & RV Park, both of which are located in Pahrump, Nevada.

Interim Financial Statements —The accompanying financial statements for the three and six months ended June 30, 2003 and 2004, are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results of the interim periods.  The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.  These accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2003.

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

2.                                      ACQUISITION

On February 21, 2003, the Company acquired the assets of the slot route business of Anchor Coin, a wholly owned subsidiary of International Game Technology.  The acquisition was an asset acquisition and the only liabilities assumed were progressive jackpots.  The initial purchase price was

$62.0 million with a subsequent adjustment to $61.0 million.  A portion of the purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair value at the date of acquisition, with the remaining balance of $50.5 million recorded as lease acquisition costs for the route contracts acquired.  Such intangible asset is being amortized on a straight-line basis over the remaining life of the contracts.  The acquisition was funded in part by the issuance of $47.0 million of additional 10 3/4% senior secured notes maturing in 2008.  The remaining $14.0 million of the purchase price was funded with cash.  In conjunction with the issuance of the notes, the Company capitalized $2.5 million of debt issuance costs, which are being amortized over the life of the notes.

The table below reflects unaudited pro forma combined results of the slot route operations of the Company and Anchor Coin as if the acquisition had taken place at January 1, 2003 (dollars in thousands).

Six months ended June 30, 2003
Gross revenues	$161,151
Net income	$5,926

Included in the pro forma net income for the six months ended June 30, 2003 is approximately $453,000 of interest expense. In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of 2003.

3.                                      Long-Term Debt

Long-term debt consists of the following:

	December 31, 2003	June 30, 2004
	(dollars in thousands)
Senior secured credit facility - $90 million revolving line due June 30, 2009, secured by substantially all the assets of the Company	—	$34,000
Senior secured credit facility - $60 million term loan due June 30, 2009, secured by substantially all the assets of the Company.	—	60,000
10 ¾% senior secured notes due September 1, 2008 secured by assets of the Company with interest paid semi-annually on March 1 and September 1, including original issue discount of $202 at December 31, 2003 and $3 at June 30, 2004.	$214,798	4,068
8 1/8% senior subordinated notes due June 1, 2012 with interest paid semi-annually on June 1 and December 1, including original issue discount of $1,138.	—	158,862
Notes payable to leasing company secured by vehicles, payable in monthly installments of $4, including interest ranging from 4.9% to 5.3%, due April 2004	471	389
Total debt	$215,269	$257,319
Less current portion	170	154
Total long-term debt	$215,099	$257,165

In February 2003, the Company issued $47.0 million in additional notes under an existing indenture governing its 10¾% senior secured notes due September 1, 2008.  The proceeds of the debt were used to purchase the slot route assets of Anchor Coin.

The notes mature on September 1, 2008.  Interest is payable in cash at a rate of 10¾% per annum on March 1 and September 1, commencing March 1, 2003.

In March 2003, the Company filed a Form S-4 registration statement with the SEC for the purpose of effecting the exchange of the additional notes for identical notes registered for resale under the federal securities laws.  This registration statement became effective on May 27, 2003 and the exchange offer was consummated on June 24, 2003.

On June 10, 2004, the Company entered into a $150 million senior secured credit facility due June 30, 2009.  The facility includes a $90 million revolving credit facility and a $60 million term loan.  Borrowings under the senior secured credit facility bear interest, selected monthly at the Company’s option, at a premium over the base rate or the one-, two-, three-, or six-month Eurodollar Rate (“Eurodollar”).  The premium depends on a leverage ratio and can vary, if determined by reference to the base rate, between 0.25% and 1.75% and, if determined by reference to Eurodollar, between 1.5% and 3.0%.  As of June 30, 2004, using the one-month Eurodollar option, the premium over Eurodollar was 2.375%.  The Company incurs a commitment fee, payable quarterly in arrears, on the unused portion of the senior secured credit facility.  This fee varies depending on a leverage ratio and can vary between 0.30% and 0.50% per annum.  As of June 30, 2004, the fee was 0.45% per annum times the average unused portion of the facility.

In accordance with the terms of the senior secured credit facility, commencing on March 31, 2006 and each quarter thereafter, the Company is required to repay the $60 million term loan in installments of $3,750,000.  The facilities contain various limitations and restrictions including leverage covenants

(both senior and total) as well as a fixed charge coverage ratio.  The Company is in compliance with these covenants as of June 30, 2004.

On June 11, 2004, the Company issued (under a private placement) $160 million in 8-1/8% senior subordinated notes due June 1, 2012.

The proceeds from the 8-1/8% notes, along with the new credit facility were used to retire 97% of its outstanding 10-¾% senior secured notes for $242.1 million and to pay a $15.0 million dividend to shareholders.  Estimated fees of $5.9 million associated with the new notes and new credit facility are included in other assets at June 30, 2004 and are being amortized over the life of the indebtedness.  In connection with the retirement of 97 % of the 10¾% notes, the Company recorded a loss on the early retirement of debt of $38.0 million.  The loss consisted of $31.3 million in debt prepayment premiums and $6.7 million in unamortized loan fees.

The notes mature on June 1, 2012.  Interest is payable in cash at a rate of 8-1/8% per annum on June 1 and December 1 of each year, beginning on December 1, 2004.  The indenture under which the notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on certain payments such as dividends.  The Company is in compliance with these covenants as of June 30, 2004.

In August 2004, the Company filed a Form S-4 registration statement with the Securities and Exchange Commission for the purpose of effecting the exchange of the 8-1/8% senior subordinated notes due in 2012 for identical notes registered for resale under the federal securities laws.  This registration statement and subsequent exchange of the notes is pending approval by the Securities and Exchange Commission.

Long-term debt at June 30, 2004 is expected to mature as follows (dollars in thousands):

2005	$154
2006	7,597
2007	15,083
2008	15,056
2009	60,568
Thereafter	158,861
Total	$257,319

4.                                      BUSINESS SEGMENTS

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

Revenues, income from operations, and depreciation and amortization for these segments are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(in thousands)
Net revenues:

Slot route operations	$61,344	$72,674	$115,024	$141,509
Casino operations	16,383	19,699	33,268	39,684
Other operations (1)	890	1,003	1,618	1,826
Total net revenues	$78,617	$93,376	$149,910	$183,019

Income from segment operations (excluding general and administrative expense):
Slot route operations	$9,474	$11,940	$16,977	$21,231
Casino operations	2,385	4,293	5,615	8,959
Total income from segment operations	11,859	16,233	22,592	30,190
Other (1)	(2,524)	(2,797)	(4,678)	(5,527)
Total income from operations	$9,335	$13,436	$17,914	$24,663

Depreciation/amortization:
Slot route operations	$4,563	$5,036	$8,130	$10,054
Casino operations	1,529	1,502	3,063	3,010
Other (1)	117	108	233	216
Total depreciation/amortization	$6,209	$6,646	$11,426	$13,280

Segment EBITDA (2):
Slot route operations	$14,037	$16,976	$25,107	$31,285
Casino operations	3,914	5,795	8,678	11,969
Total segment EBITDA (2)	17,951	22,771	33,785	43,254
Other and corporate	(2,354)	(2,641)	(4,312)	(5,212)
Depreciation and amortization	(6,209)	(6,646)	(11,426)	(13,280)
Interest expense, net of capitalized interest	(5,827)	(5,324)	(11,150)	(11,116)
Loss on early retirement of debt	—	(37,991)	—	(37,991)
Net income (loss)	$3,561	$(29,831)	$6,897	$(24,345)

(1)                      Amount represents primarily other non-gaming revenues and general and administrative expenses.

(2)                      Segment EBITDA consists of income (from segment operations) plus depreciation and amortization, and is calculated before allocation of overhead.

5.                                      LEASE ACQUISITION COSTS

	As of December 31, 2003		As of June 30, 2004
	(dollars in thousands)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Lease acquisition costs	$76,221	$16,601	$76,772	$21,627

The aggregate amortization expense for the three months ended June 30, 2003 and 2004 was $2,443,670, and $2,515,327, respectively.  The aggregate amortization expense for the six months ended June 30, 2003 and 2004 was $4,055,090 and $5,027,571 respectively.

Estimated amortization expense for the six months ended December 31, 2004, and the twelve months ended December 31, 2005, 2006, 2007, 2008 and 2009 is $4,976,000, $9,749,000, $9,515,000, $9,369,000, $8,618,000, and $6,236,000, respectively.

6.                                      SUBSEQUENT EVENTS

On July 20, 2004, the Company entered into definitive agreements to purchase the riverboat casino assets of Grace Entertainment Inc. for a cash purchase price of approximately $287 million.  These assets include the St. Jo Frontier Casino located in St. Joseph, Missouri, the Mark Twain Casino, located in La Grange, Missouri, and the Lakeside Casino Resort in Osceola, Iowa.  Closing of the purchase of the riverboat casino assets is conditioned upon, among other things, our obtaining all applicable governmental approvals, including approvals from the Iowa Racing and Gaming Commission and the Missouri Gaming Commission.

On August 10, 2004, the Company filed a Form S-4 registration statement with the Securities and Exchange Commission (“SEC”) for the purpose of affecting the exchange of the 8-1/8% senior subordinated notes for identical notes registered for resale under the federal securities laws.

ITEM 2.                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are a gaming company that owned and operated approximately 8,500 slot machines throughout the State of Nevada as of June 30, 2004.  Our route operations involved the exclusive installation and operation of approximately 6,900 slot machines as of June 30, 2004 in strategic, high traffic, non-casino locations, such as grocery stores drug stores, convenience stores, bars and restaurants.  We also own and operate Terrible’s Hotel & Casino in Las Vegas, as well as four other small casinos.

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

In February 2003, we acquired the slot route assets of Anchor Coin.  This acquisition dramatically impacted our operations.  We paid for those assets by (i) issuing another $47.0 million in senior secured notes due 2008 under our indenture for our 10¾% senior secured notes and (ii) $14.0 million of cash.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986.  Under those provisions, the owners of our company pay income taxes on our taxable income.  Accordingly, a provision for income taxes is not included in our financial statements.

Our revenues are primarily derived from gaming revenues, which include revenues from slot machines and table games.  Gaming revenues is generally defined as gaming wins less gaming losses.  Our largest component of revenues is from our slot machines.  Promotional allowances consist primarily of food and beverages furnished gratuitously to customers.  The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowance.  We calculate income from operations as net revenues less total operating costs and expenses.  Income from operations represents only those amounts that relate to our operations and excludes interest income, interest expense, and other non-operating income and expenses.  Segment EBITDA consists of income from segment operations plus depreciation and amortization and is calculated before allocation of overhead.

Financial Highlights for the three months ended June 30, 2003 and 2004

Slot Route Operations

	Three months ended June 30, 2003		Three months ended June 30, 2004
	$	% of revenue	$	% of revenue
	(dollar amount in thousands)

Slot route revenue	$61,441	100.0	$72,792	100.0
Promotional allowances	97	0.2	118	0.2
Direct expenses	47,307	77.0	55,698	76.5
EDITDA	14,037	22.8	16,976	23.3
Depreciation and amortization	4,563	7.4	5,036	6.9

Income from slot route operations	$9,474	15.4	$11,940	16.4

Casino Operations

	Three months ended June 30, 2003		Three months ended June 30, 2004
	$	% of revenue	$	% of revenue
	(dollar amount in thousands)

Casino revenue	$19,164	100.0	$22,623	100.0
Promotional allowances	2,781	14.5	2,924	12.9
Direct expenses	12,469	65.1	13,904	61.5
EDITDA	3,914	20.4	5,795	25.6
Depreciation and amortization	1,529	8.0	1,502	6.6

Income from casino operations	$2,385	12.4	$4,293	19.0

Other Costs

	Three months ended June 30, 2003		Three months ended June 30, 2004
	$	% of total revenues	$	% of total revenues
	(dollar amount in thousands)

General and administrative	$3,297	4.0%	$3,692	3.8%

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Route Operations

Route operations accounted for 76% of total revenues during the three months ended June 30, 2004.  This was an increase from 75% of total revenues for the three months ended June 30, 2003.  Total revenues from route operations were $72.8 million for the three months ended June 30, 2004, an increase of $11.4 million, or 19%, from $61.4 million for the three months ended June 30, 2003.  At June 30, 2004, we were operating approximately 6,900 slot machines in our route operations, an increase of 300 machines from June 2003. The increase in route revenue in the 2004 quarter primarily reflects the addition of these machines as well as the strength of the Las Vegas economy and the continued replacement and refurbishment of older slot machines during 2004.

Route operating costs were $55.7 million, or 77%, of route revenues for the three months ended June 30, 2004.  This compares to $47.3 million and 77% of route revenues for the same period in 2003.  The increase in route operating expenses was primarily associated with increases in participation expenses, as a result of increased revenue, and scheduled space lease increases to our existing slot route contracts.

Route EBITDA (as defined) for the three months ended June 30, 2004 was $17.0 million, an increase of $3.0 million, or 21%, from $14.0 million for the three months ended June 30, 2003. The increase in EBITDA was a result of increased play and operating costs that remained stable at a percentage of revenue.

Casino Operations

Casino operations accounted for 23% of total revenues for the three months ended June 30, 2004 and 24% of revenues for the three months ended June 30, 2003.  Total revenues derived from casino operations were $22.6 million for the three months ended June 30, 2004, an increase of $3.4 million, or 18%, from $19.2 million for the three months ended June 30, 2003.  This increase in revenue was due to increased customer play at Terrible’s Hotel & Casino in Las Vegas and our two casinos in Pahrump.  During 2003 one of the main competitors in Pahrump, Nevada closed due to a fire. This closure helped our Pahrump properties achieve higher revenues. There is no indication when or if the competitor’s property will re-open.

Casino operating costs were $13.9 million, or 61%, of casino revenues for the three months ended June 30, 2004, compared to $12.5 million, or 65%, of casino revenues for the three months ended June 30, 2003.  Operating expenses increased primarily in the areas of promotions and taxes.  The increases in expenses were generally in areas that helped to drive the increase in revenue, such as comps and participation game fees.  Additionally, payroll expenses increased in total as a result of increasing volume but decreased as a percentage of revenue.

Casino EBITDA (as defined) was $5.8 million for the three months ended June 30, 2004, an increase of $1.9 million, or 49%, from $3.9 million from the three months ended June 30, 2003.

Other Revenue

Other revenue consists of revenue items such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations.  Other revenues were $1.0 million for the three months ended June 30, 2004 compared to $.7 million for the three months ended June 30, 2003.

Promotional Allowances

Promotional allowances were $3.0 million, or 3.2% of total revenues, for the three months ended June 30, 2004, an increase of $.1 million, or 3%, from $2.9 million, or 3.5% of total revenues for the three months ended June 30, 2003.  The increase in promotional activities is a product of increased play at our casino properties.

Other Costs

General and administrative expenses, or G&A, were $3.7 million for the three months ended June 30, 2004, an increase of $.4 million, or 12%, from $3.3 million for the three months ended June 30, 2003.  Increases in this area were in various areas including general advertising, and insurance. G&A expenses as a percentage of revenue were 3.8% of revenue for the current three-month period, down from 4.0% for the same period last year.

Depreciation and amortization expense was $6.6 million for the three months ended June 30, 2004, an increase of $.4 million, or 6%, from $6.2 million for the three months ended June 30, 2003.  This moderate increase is the result of our continued deployment of new equipment.

Income from Operations

As a result of the factors discussed above, income from operations was $13.4 million for the three months ended June 30, 2004, an increase of $4.2 million from $9.2 million for the three months ended June 30, 2003.  As a percentage of total revenues, income from operations increased from 11.5% during 2003 to 13.9% during the same period in 2004.

Other Expenses

Other expense was $43.3 million for the three months ended June 30, 2004, an increase of $37.7 million from $5.6 million for the three months ended June 30, 2003.  The increase in expenses was the result of a $38.0 million loss in connection with the early retirement of our 10-¾% senior secured notes, and a decrease in interest expense due to the issuance of the new debt at a lower interest rate.

Net Income(Loss)

Net loss for the three months ended June 30, 2004 was $29.8 million.  This decrease of $33.4 million from a net income figure of $3.6 million recorded for three months ended June 30, 2003, was due to the one time charge of $38.0 million in connection with the retirement of our 10-3/4% senior secured notes.  The $38.0 million consisted of $31.3 million in debt prepayment premiums and $6.7 million in unamortized loan fees.

Financial Highlights for the six months ended June 30, 2003 and 2004

Slot Route Operations

	Six months ended June 30, 2003		Six months ended June 30, 2004
	$	% of revenue	%	% of revenue
	(dollar amount in thousands)

Slot route revenue	$115,224	100.0	$141,743	100.0
Promotional allowances	200	0.2	234	0.2
Direct expenses	89,917	78.0	110,224	77.7
EDITDA	25,107	21.8	31,285	22.1
Depreciation and amortization	8,130	7.1	10,054	7.1

Income from slot route operations	$16,977	14.7	$21,231	15.0

Casino Operations

	Six months ended June 30, 2003		Six months ended June 30, 2004
	$	% of revenue	%	% of revenue
	(dollar amount in thousands)

Casino revenue	$38,685	100.0	$45,449	100.0
Promotional allowances	5,417	14.0	5,765	12.7
Direct expenses	24,590	63.6	27,715	61.0
EDITDA	8,678	22.4	11,969	26.3
Depreciation and amortization	3,063	7.9	3,010	6.6

Income from casino operations	$5,615	14.5	$8,959	19.7

Other Costs

	Six months ended June 30, 2003		Six months ended June 30, 2004
	$	% of total revenues	$	% of total revenues
	(dollar amount in thousands)

General and administrative	$6,063	3.9%	$7,137	3.8%

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Route Operations

Route operations accounted for 75% of total revenues during the six months ended June 30, 2004.  This was an increase from 74% of total revenues for the six months ended June 30, 2003.  Total revenues from route operations were $141.7 million for the six months ended June 30, 2004, an increase of $26.5 million, or 23%, from $115.2 million for the six months ended June 30, 2003.  At June 30, 2004, we were operating approximately 6,900 slot machines, an increase of 300 machines from June 2003. The increase in route revenue in 2004 is a result of the strength of the Las Vegas economy.  It also reflects a full six months of operations of the slot machines acquired from Anchor Coin in February 2003 versus a partial six months of operations in 2003, and the continued replacement and refurbishment of existing slot machines during 2004.

Route operating costs were $110.2 million, or 78%, of route revenues for the six months ended June 30, 2004.  This compares to $89.9 million and 78% of route revenues for the same period in 2003.  The increase in route operating expenses was primarily associated with the cost of operating the slot machines acquired from Anchor Coin for a full six months of operations in 2004 as compared to a partial six months of operations in 2003, as well as increases in participation expenses and scheduled space lease increases to our existing slot route contracts.

Route EBITDA (as defined) for the six months ended June 30, 2004 was $31.3 million, an increase of $6.2 million, or 25%, from $25.1 million for the six months ended June 30, 2003. The increase in EBITDA was a result of the strength of the Las Vegas economy.  It also reflects a full six months of operations of the slot machines acquired from Anchor Coin in February 2003 versus a partial six months of operations in 2003, and the continued replacement and refurbishment of existing slot machines during 2004.

Casino Operations

Casino operations accounted for 24% of total revenues for the six months ended June 30, 2004 and 25% of revenues for the six months ended June 30, 2003.  Total revenues derived from casino operations were $45.4 million for the six months ended June 30, 2004, an increase of $6.7 million, or 17%, from $38.7 million for the six months ended June 30, 2003.  This increase in revenue was primarily due to increased customer play at Terrible’s Hotel & Casino in Las Vegas and our two casinos in Pahrump. During 2003 one of the main competitors in Pahrump, Nevada closed due to a fire. This closure helped our Pahrump properties achieve higher revenues. There is no indication when or if the competitor’s property will re-open.

Casino operating costs were $27.7 million, or 61%, of casino revenues for the six months ended June 30, 2004, compared to $24.6 million, or 64%, of casino revenues for the six months ended June 30, 2003.  Operating expenses increased in the areas of promotions, taxes and payroll.  The increase in expenses was generally in areas that helped to drive the increase in revenue or are a product of increased volume, such as comps, participation game fees, and payroll.

Casino EBITDA (as defined) was $12.0 million for the six months ended June 30, 2004, an increase of $3.3 million, or 38%, from $8.7 million from the six months ended June 30, 2003.

Other Revenue

Other revenue consists of revenue items such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations.  Other revenues were $1.8 million for the six months ended June 30, 2004 compared to $1.4 million for the six months ended June 30, 2003.

Promotional Allowances

Promotional allowances were $6.0 million, or 3.2% of total revenues, for the six months ended June 30, 2004, an increase of $.4 million, or 7%, from $5.6 million, or 3.6% of total revenues for the six months ended June 30, 2003.  The increase in promotional activities is a product of increased play at our casino properties.

Other Costs

General and administrative expenses, or G&A, were $7.1 million for the six months ended June 30, 2004, an increase of $1.0 million, or 16%, from $6.1 million for the six months ended June 30, 2003.  The increase was primarily due to overhead associated with the purchase of the slot route assets of Anchor Coin in February 2003.  G&A costs also increased due to costs associated with an increase in insurance expenses. G&A expenses as a percentage of revenue decreased from 3.9% to 3.8% for the six months ended June 30, 2003 and 2004, respectively.

Depreciation and amortization expense was $13.3 million for the six months ended June 30, 2004, an increase of $1.9 million, or 17%, from $11.4 million for the six months ended June 30, 2003.  The increase was due primarily to the amortization expenses associated with the acquired slot route contracts and depreciation expenses associated with new fixed assets.

Income from Operations

As a result of the factors discussed above, income from operations was $24.7 million for the six months ended June 30, 2004, an increase of $6.9 million from $17.7 million for the six months ended June 30, 2003.  As a percentage of total revenues, income from operations increased from 11.5% during 2003 to 13.0% during the same period in 2004.

Other Expenses

Other expense was $49.0 million for the six months ended June 30, 2004, an increase of $38.2 million from the six months ended June 30, 2003.  The increase in expenses was due to a one-time charge relating to the early retirement of our 10-3/4% senior secured notes.

Net Income

Net loss was $24.3 million for the six months ended June 30, 2004.  The net loss includes $38.0 million in costs associated with the early retirement of debt.  These costs consisted of $31.3 million in prepayment premiums and $6.7 million in unamortized loan fees.

Liquidity and Capital Resources

Cash Flows

At June 30, 2004, we maintained $52.2 million in cash and equivalents.  We expect to fund our operations, debt service and capital needs from operating cash flow and cash on hand.  Based upon our anticipated future operations, we believe that cash on hand together with available cash flow from operations, and borrowing on our revolving credit facility will be adequate to meet our anticipated working capital requirements, capital expenditures and scheduled payments of interest on the notes for at least the foreseeable future.  On July 20, 2004, we announced that we had entered in agreements to purchase the assets of Southern Iowa Gaming Company, Mark Twain Casino, L.L.C. and St. Joseph Riverboat Partners for a cash purchase price of $287 million.  We have received a financing commitment to fund the purchase price of the riverboat casino assets, subject to normal and customary closing conditions.  The commitment expires, at the latest, on June 30, 2005.

No assurances can be given, however, that our cash flow will be sufficient for that purpose.  There can be no assurance that our estimates of our cash needs are accurate or that new business developments or other unforeseeable events will not occur, resulting in the need to raise additional funds.

Operating Activities

During the six months ended June 30, 2004, operating activities provided $20.0 million in cash flows on a net loss of $24.3 million.  Net loss for the six months ended June 30, 2004 included non-cash expenses (depreciation and amortization) of $13.3 million and a charge of $38.0 million relating to the early retirement of debt.

Investing Activities and Capital Expenditures

For the six months ended June 30, 2004, we had net cash used for investing activities of $6.3 million of which $5.6 million related to the net cash used to purchase of new equipment including gaming devices.

Capital expenditures for the remainder of 2004 are anticipated to be approximately $11.0 million. These funds will be primarily used for maintenance capital expenditures and for the purchase of slot machines and includes an estimated $7.0 million towards an $11 million parking structure at the Las Vegas casino property.

Financing Activities

Cash flows used by financing activities were $15.5 million in the first six months of 2004.  This was the result of the refinancing of substantially all of our debt including a prepayment penalty of $31.3 million on the repurchase of approximately $211 million in principal amount of our 10¾% senior secured notes due 2008.  In connection with our purchase of the 10¾% senior secured notes we obtained the consent to amend the underlying indenture to eliminate substantially all restrictive covenants and certain events of default.  After the repurchase approximately $4.1 million of our senior secured notes remain outstanding.  We intend to redeem such notes at the earliest optional redemption date, September 1, 2005, at a redemption price of 105.375% of the outstanding principal amount.  We also made distributions to our stockholders of $20.8 million, including $15.0 million in connection with the debt refinancing.

Our debt now includes a $150 million senior credit facility consisting of a $60 million term note due June 30, 2009, a $90 million revolving credit line of which $52 million is available for future borrowings at June 30, 2004.  Additionally, we issued $160 million in 8-1/8% senior subordinated notes due June 1, 2012 on June 11, 2004.  Interest accrues on our credit facility based on a floating rate plus a leverage grid-based variable amount.  The credit facility is secured by substantially all of our assets.

Free Cash Flow

The following table summarizes our operating cash flow after deducting non-financed capital expenditure for the six months ended June 30:

	Six months ended June 30,
	2003	2004
	(in thousands)

Cash flow from operations	$19,489	$20,037
Cash paid for capital expenditures	6,611	5,578
Operating cash less non-financed capital expenditures	$12,878	$14,459

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2004.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual obligations:
Long-term debt	$257,319	$154	$22,680	$75,624	$158,861
Operating leases	268,095	74,811	118,339	62,835	30,110
Total contractual obligations	$543,414	$74,965	$141,019	$138,459	$188,971

Other significant operating uses of cash during the first six months of 2004 include interest and distributions made to stockholders for payment of S corporation taxes and discretionary distributions.  Our cash payments for interest were $17.9 million for the six months ended June 30, 2004 and cash distributions to stockholders were $20.9 million for the six months ended June 30, 2004.  We would expect levels of cash payments for interest to be reduced in the future due to the lower interest rates on the Company’s debt as a result of the refinance of the Company’s debt in June of 2004.  Stockholder distributions are estimated to be approximately $2 million for the remainder of 2004.

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

•                  Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the indenture.  The following chart shows certain important information regarding our indebtedness:

	June 30, 2004
	(dollars in thousands)

Long-term debt, including current portion	$257,319
Stockholders’ deficiency	(43,641)
Ratio of earnings to fixed charges (1)	2.2	x

(1)          For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before fixed charges (other than capitalized interest) and loss on early retirement of debt.  Fixed charges consist of interest expensed and capitalized.

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

•                  We face certain risks associated with the potential acquisition of the assets of Southern Iowa Gaming Company, Mark Twain Casino, L.L.C. and St. Joseph Riverboat Partners.  Those risks include purchasing, licensing and obtaining favorable financing.  In addition, if the purchase is completed failure to achieve the anticipated benefits of the purchase could adversely impact our business.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices.

The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.  Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $258 million at June 30, 2004.

Based on the Company’s new credit facility, we will be exposed to some market risk due to floating or variable interest rates.  The interest under the credit facility will be based on a floating rate plus a leverage grid-based variable amount.  A portion of the interest under the revolving credit facility will be based on a floating rate (a base rate or LIBOR, at our option).  The three-month LIBOR at August 10, 2004 was 1.38%.  A 1.0% increase in interest rates would result in an approximate $940,000 annual increase in interest expense.  At June 30, 2004 approximately $94 million of our outstanding indebtedness will bear interest at floating rates.

We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

We do not have any cash or cash equivalents as of June 30, 2004 that are subject to market risk based on changes in interest rates.

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

(b)                                 Changes in Internal Controls.  There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting controls.

PART II – OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

None

ITEM 2.                 CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)                                  On June 11, 2004 we purchased approximately $210.9 million in principal amount of our 10¾% senior secured notes due 2008.  In connection with the purchase we amended the Indenture governing our 10¾% senior secured notes due 2008 to eliminate substantially all of the covenants and restrictions contained in Articles IV and V, certain events of default listed in Section 6.01 of Article VI and amend the defeasance provision in Section 8.04(d) of Article VIII.  As of June 30, 2004, approximately $4.1 million of our 10¾% senior secured notes remain outstanding.

(b)                                 Not applicable.

(c)                                  Not applicable.

(d)                                 Not applicable.

(e)                                  Not applicable.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                 OTHER INFORMATION

John D. Gaughan has resigned as a director of the company as of August 13, 2004.

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

The following exhibits are filed as part of this Form 10-Q:

17.1         Letter of Resignation of John D. Gaughan.

31.1                           Certification of Edward J. Herbst under Section 302 of the Sarbanes-Oxley Act of 2004.

31.2                           Certification of Mary E. Higgins under Section 302 of the Sarbanes-Oxley Act of 2004.

32.1                           Certification of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.

(b)                                 Reports on Form 8-K.

On July 21, 2004, Herbst Gaming furnished a Current Report on Form 8-K under Item 5, regarding the entering into a definitive agreement to purchase the riverboat casino assets of Grace Entertainment, Inc. and containing a copy of a press release issued by Herbst Gaming, Inc. announcing entry into the definitive agreement.

On August 4, 2004, Herbst Gaming furnished a Current Report on Form 8-K under Item 7, containing a copy of its earnings release for the period ended June 30, 2004 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2004	HERBST GAMING, INC.
(Registrant)

	By:	/s/ MARY E. HIGGINS
Mary E. Higgins
	Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

17.1	Letter of Resignation of John D. Gaughan.
31.1	Certification of Edward J. Herbst under Section 302 of the Sarbanes-Oxley Act of 2004.
31.2	Certification of Mary E. Higgins under Section 302 of the Sarbanes-Oxley Act of 2004.
32.1	Certification of the Company pursuant to Section 506 of the Sarbanes-Oxley Act of 2004.