Form 10-Q
period 2004-09-30
HERBST GAMING INC
filed 2004-11-12
CIK 1160294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2003	September 30, 2004
	(in thousands)
Assets

Current assets
Cash and cash equivalents	$54,030	$50,477
Accounts receivable, net	1,216	1,212
Notes and loans receivable	706	607
Prepaid expenses	4,070	5,232
Inventory	1,039	1,003
Total current assets	61,061	58,531
Property and equipment, net	106,824	106,120
Lease acquisition costs, net	59,620	53,019
Due from related parties	563	292
Other assets, net	9,000	7,761
Total assets	$237,068	$225,723

Liabilities and stockholders’ equity (deficiency)

Current liabilities
Current portion of long-term debt	$170	$156
Accounts payable	5,727	5,839
Accrued expenses	13,599	10,440
Total current liabilities	19,496	16,435
Long-term debt, less current portion	215,099	246,222
Other liabilities	919	1,064
Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
Accumulated deficit	(2,445)	(41,997)
Total stockholders’ equity (deficiency)	1,554	(37,998)
Total liabilities and stockholders’ equity (deficiency)	$237,068	$225,723

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2004	2003	2004
	(in thousands)
Revenues:

Route operations	$62,266	$73,548	$177,490	$215,291
Casino operations	19,340	22,422	58,025	67,871
Other — non-gaming	694	847	2,312	2,673
Total revenues	82,300	96,817	237,827	285,835
Less promotional allowances	(2,727)	(3,038)	(8,344)	(9,037)
Net revenues	79,573	93,779	229,483	276,798

Costs and expenses:

Route operations	50,505	57,907	140,422	168,131
Casino operations	13,202	14,120	37,792	41,835
Depreciation and amortization	6,426	6,610	17,852	19,890
General and administrative	3,246	3,619	9,309	10,756
Total costs and expenses	73,379	82,256	205,375	240,612
Income from operations	6,194	11,523	24,108	36,186

Other income (expense):

Interest income	49	51	182	150
Loss on early retirement of debt	—	—	—	(37,991)
Interest expense, net of capitalized interest	(5,891)	(4,411)	(17,041)	(15,527)
Total other expense	(5,842)	(4,360)	(16,859)	(53,368)
Net income (loss)	$352	$7,163	$7,249	$(17,182)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands)

Balance, January 1, 2004	$2,368	$1,631	$(2,445)	$1,554
Stockholders’ distributions	—	—	(22,370)	(22,370)
Net loss	—	—	(17,182)	(17,182)
Balance, September 30, 2004	$2,368	$1,631	$(41,997)	$(37,998)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2003	2004
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$7,249	$(17,182)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	17,852	19,890
Debt discount amortization	72	64
Gain on sale of assets	(129)	(30)
Loss on early retirement of debt	—	37,991
Decrease (increase) in:
Accounts receivable	281	63
Prepaid expenses	(509)	(1,162)
Inventory	173	36
Other assets	—	(53)
Due from related parties	(528)	271
Increase (decrease) in:
Accounts payable	340	(728)
Accrued expenses	(3,367)	(3,159)
Due to related parties	(430)	—
Other liabilities	(298)	145
Net cash provided by operating activities	20,706	36,146
Cash flows from investing activities:
Net cash paid for acquisition of Anchor Coin’s slot route assets	(57,171)	—
Additions to notes receivable	(544)	(912)
Collection on notes receivable	546	466
Proceeds from sale of property and equipment	533	158
Purchases of property and equipment	(11,587)	(9,862)
Lease acquisition costs	(2,601)	(953)
Net cash used in investing activities	(70,824)	(11,103)
Cash flows from financing activities:
Proceeds from long-term debt	49,115	258,021
Reduction of long-term debt	(115)	(227,044)
Loan origination fees	(2,561)	(5,874)
Prepayment penalty on retired debt	—	(31,329)
Stockholders’ distributions	(4,455)	(22,370)
Net cash provided by (used in) financing activities	41,984	(28,596)
Net decrease in cash and cash equivalents	(8,134)	(3,553)
Cash and cash equivalents:
Beginning of period	55,035	54,030
End of period	$46,901	$50,477
Supplemental cash flow information -
Cash paid during the period for interest	$21,139	$19,063
Supplemental schedule of non-cash investing and financing activities -
Purchase of assets through direct financing	$238	$68
Purchase of assets through accounts payable	$674	$1,441

Acquisition of assets of Anchor Coin’s slot route assets Fair value of assets and liabilities acquired -
Current assets, other than cash	$717	$—
Property and equipment	5,200	—
Lease acquisition costs	50,532	—
Other long-term assets	1,300	—
Other liabilities	(578)	—
Cash paid, net of cash acquired	$57,171	$—

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

Interim Financial Statements —The accompanying financial statements for the three and nine months ended September 30, 2003 and 2004, are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results of the interim periods.  The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.  These accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2003.

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

2.             ACQUISITIONS

Anchor Coin

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

Nine months ended September 30, 2003
Gross revenues	$243,858
Net income	$6,278

Included in the pro forma net income for the nine months ended September 30, 2003 is approximately $453,000 of interest expense. In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of 2003.

Grace Entertainment

On July 20, 2004, the Company entered into definitive agreements to purchase the riverboat casino assets of Grace Entertainment Inc. for a cash purchase price of approximately $287 million.  These assets include the St. Jo Frontier Casino, located in St. Joseph, Missouri, the Mark Twain Casino, located in La Grange, Missouri, and the Lakeside Casino Resort in Osceola, Iowa.  Closing of the purchase of the riverboat casino assets is conditioned upon, among other things, our obtaining all applicable governmental approvals, including approvals from the Iowa Racing and Gaming Commission and the Missouri Gaming Commission.

3.             Long-Term Debt

Long-term debt consists of the following:

	December 31,	September 30,
	2003	2004
	(dollars in thousands)
Senior secured credit facility - $90 million revolving line due September 30, 2009, secured by substantially all the assets of the Company	—	$23,000
Senior secured credit facility - $60 million term loan due September 30, 2009, secured by substantially all the assets of the Company.	—	60,000
10 ¾% senior secured notes due September 1, 2008 secured by assets of the Company with interest paid semi-annually on March 1 and September 1, including original issue discount of $202 at December 31, 2003 and $3 at September 30, 2004.	$214,798	4,068
8 1/8% senior subordinated notes due June 2012 with interest paid semi-annually on June 1 and December 1, including original issue discount of $1,138	—	158,899
Notes payable to leasing company secured by vehicles, payable in monthly installments of $4, including interest ranging from 4.9% to 5.3%, due April 2004	471	411
Total debt	215,269	246,378
Less current portion	170	156
Total long-term debt	$215,099	$246,222

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

On June 10, 2004, the Company entered into a $150 million senior secured credit facility due June 30, 2009.  The facility includes a $90 million revolving credit facility and a $60 million term loan.  Borrowings under the senior secured credit facility bear interest, selected monthly at the Company’s option, at a premium over the base rate or the one-, two-, three-, or six-month Eurodollar Rate (“Eurodollar”).  The premium depends on a leverage ratio and can vary, if determined by reference to the base rate, between 0.25% and 1.75% and, if determined by reference to Eurodollar, between 1.5% and 3.0%.  As of September 30, 2004, using the one-month Eurodollar option, the premium over Eurodollar was 2.375%.  The Company incurs a commitment fee, payable quarterly in arrears, on the unused portion of the senior secured credit facility.  This fee varies depending on a leverage ratio and can vary between 0.30% and 0.50% per annum.  As of September 30, 2004, the fee was 0.45% per annum times the average unused portion of the facility.

In accordance with the terms of the senior secured credit facility, commencing on March 31, 2006 and each quarter thereafter, the Company is required to repay the $60 million term loan in installments of $3,750,000.  The facilities contain various limitations and restrictions including leverage covenants (both senior and total) as well as a fixed charge coverage ratio.  The Company is in compliance with these covenants as of September 30, 2004.

On June 11, 2004, the Company issued (under a private placement) $160 million in 8-1/8% senior subordinated notes due June 1, 2012.

The proceeds from the 8-1/8% notes, along with the new credit facility were used to retire 97% of its outstanding 10-¾% senior secured notes for $242.1 million and to pay a $15.0 million dividend to shareholders.  Estimated fees of $5.9 million associated with the new notes and new credit facility are included in other assets at September 30, 2004 and are being amortized over the life of the indebtedness.  In connection with the retirement of 97 % of the 10¾% notes, the Company recorded a loss on the early retirement of debt of $38.0 million.  The loss consisted of $31.3 million in debt prepayment premiums and $6.7 million in unamortized loan fees.

The notes mature on June 1, 2012.  Interest is payable in cash at a rate of 8-1/8% per annum on September 1 and December 1 of each year, beginning on December 1, 2004.  The indenture under which the notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on certain payments such as dividends.  The Company is in compliance with these covenants as of September 30, 2004.

In August 2004, the Company filed a Form S-4 registration statement with the Securities and Exchange Commission for the purpose of effecting the exchange of the 8-1/8% senior subordinated notes due in 2012 for identical notes registered for resale under the federal securities laws.  This registration statement became effective on November 8, 2004.

Long-term debt at September 30, 2004 is expected to mature as follows (dollars in thousands):

2005	$156
2006	11,352
2007	15,098
2008	19,117
2009	41,756
Thereafter	158,899
Total	$246,378

In connection with the Grace Acquisition, we and our subsidiaries entered into a $275.0 million amended and restated secured credit facility, which consists initially of a $175.0 million revolving credit facility and, as described below, provides for an additional $100.0 million term loan facility in order to fund the Grace Acquisition (the “New Credit Facility”).  The New Credit Facility is an amendment and restatement of the credit facility we entered into on June 10, 2004 (the “Existing Credit Facility”) and converts the $60.0 million of term loans made pursuant to the Existing Credit Facility into revolving loans.  The maturity date for the revolving loans is June 10, 2009.  Concurrently with the consummation of the Grace Acquisition, and provided that no default or event of default exists under the New Credit Facility, without further consent of the lenders thereto, we may request the extension of an additional term loan facility in an aggregate principal amount not to exceed $100.0 million.  We are currently in the process of obtaining commitments from lenders under the New Credit Facility or other institutional lenders for the additional term loan facility.  We intend to borrow the full $100.0 million available under the additional term loan facility in order to consummate the Grace Acquisition.  The interest rate and maturity date of the additional term loan facility will be determined at the time of such extension; provided, that the maturity date of the additional term facility is not anticipated to be earlier than the maturity date of the revolving credit facility.  Borrowings under the New Credit Facility will be secured by liens on substantially all of our and our subsidiaries’ assets, including, after the closing of the Grace Acquisition and to the extent permitted by applicable law, the assets acquired pursuant thereto.

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

Revenues, income from operations, and depreciation and amortization for these segments are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2004	2003	2004
	(in thousands)
Net revenues:

Slot route operations	$62,178	$73,472	$177,202	$214,981
Casino operations	16,701	19,460	49,969	59,144
Other operations (1)	694	847	2,312	2,673
Total net revenues	$79,573	$93,779	$229,483	$276,798

Income from segment operations (excluding general and administrative expense):
Slot route operations	$6,845	$10,550	$23,822	$31,781
Casino operations	2,016	3,837	7,631	12,796
Total income from segment operations	8,861	14,387	31,453	44,577
Other (1)	(2,667)	(2,864)	(7,345)	(8,391)
Total income from operations	$6,194	$11,523	$24,108	$36,186

Depreciation/amortization:
Slot route operations	$4,828	$5,015	$12,958	$15,069
Casino operations	1,483	1,503	4,546	4,513
Other (1)	115	92	348	308
Total depreciation/amortization	$6,426	$6,610	$17,852	$19,890

Segment EBITDA (2):
Slot route operations	$11,673	$15,565	$36,780	$46,850
Casino operations	3,499	5,340	12,177	17,309
Total segment EBITDA (2)	15,172	20,905	48,957	64,159
Other and corporate	(2,503)	(2,721)	(6,815)	(7,933)
Depreciation and amortization	(6,426)	(6,610)	(17,852)	(19,890)
Interest expense, net of capitalized interest	(5,891)	(4,411)	(17,041)	(15,527)
Loss on early retirement of debt	—	—	—	(37,991)
Net income (loss)	$352	$7,163	$7,249	$(17,182)

(1)       Amount represents primarily other non-gaming revenues and general and administrative expenses.

(2)       Segment EBITDA consists of income (from segment operations) plus depreciation and amortization, and is calculated before allocation of overhead.

5.             LEASE ACQUISITION COSTS

	As of December 31, 2003		As of September 30, 2004
	(dollars in thousands)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Lease acquisition costs	$76,221	$16,601	$77,144	$24,125

The aggregate amortization expense for the three months ended September 30, 2003 and 2004 was $2,498,000, and $2,525,000, respectively.  The aggregate amortization expense for the nine months ended September 30, 2003 and 2004 was $6,580,000 and $7,525,000, respectively.

Estimated amortization expense for the three months ended December 31, 2004, and the twelve months ended December 31, 2005, 2006, 2007, 2008 and 2009 is $2,471,000, $9,796,000, $9,568,000, $9,428,000, $8,683,000, and $6,301,000, respectively.

6.             SUBSEQUENT EVENTS

On October 26, 2004, the Company extended its slot route contracts with Vons and Safeway through 2011.  The extended contracts contain substantially similar terms as the previous contracts.

On October 8, 2004, the Company and its subsidiaries entered into a $275.0 million amended and restated secured credit facility which consists initially of a $175.0 million revolving credit facility and provides for the ability to incur a $100.0 million term loan in order to fund the Grace Acquisition.  The maturity date for the revolving credit facility is June 10, 2009.  In connection with the consummation of the Grace Acquisition, and provided that no default or event of default exists under the amended credit facility, without further consent of the lenders thereto, the Company may and intends to request the extension of the term loan.  The maturity date of the term loan will be determined at the time of such extension but is not anticipated to be earlier than the maturity date of the revolving credit facility.

In connection with the Grace Acquisition, the Company and its subsidiaries recently commenced a private placement offering of $170.0 million in aggregate principal amount of 7% senior subordinated notes due 2014.

The Company plans to begin construction of a three-level, 450-space parking structure, a casino expansion and general property renovation at Terrible’s Hotel & Casino in Las Vegas in spring 2005 at a cost of between approximately $15.0 to $20.0 million.  Completion of the project is expected in late 2005.  The parking structure will be connected to the casino and will provide additional parking for the Company’s guests, as the current surface lot is at capacity during peak hours.  The Company believes that the availability of covered parking adjacent to the casino will draw additional customers to the property.  The casino expansion will add approximately 200 slot machines to the casino floor.

On November 9, 2004, the Company announced the selection of a new board member, John F. O’Reilly.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are a gaming company that owned and operated approximately 8,400 slot machines throughout the State of Nevada as of September 30, 2004.  Our route operations involved the exclusive installation and operation of approximately 6,800 slot machines as of September 30, 2004 in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants.  We also own and operate Terrible’s Hotel & Casino in Las Vegas, as well as four other small casinos.

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

Financial Highlights for the three months ended September 30, 2003 and 2004

Slot Route Operations

	Three months ended		Three months ended
	September 30, 2003		September 30, 2004
	$	% of revenue	$	% of revenue
	(dollar amount in thousands)
Slot route revenue	$62,266	100.0	$73,548	100.0
Promotional allowances	88	0.1	76	0.1
Direct expenses	50,505	81.1	57,907	78.7
EDITDA	11,673	18.8	15,565	21.2
Depreciation and amortization	4,828	7.8	5,015	6.8
Income from slot route operations	$6,845	11.0	$10,550	14.4

Casino Operations

	Three months ended		Three months ended
	September 30, 2003		September 30, 2004
	$	% of revenue	$	% of revenue
	(dollar amount in thousands)
Casino revenue	$19,340	100.0	$22,422	100.0
Promotional allowances	2,639	13.6	2,962	13.2
Direct expenses	13,202	68.3	14,120	63.0
EDITDA	3,499	18.1	5,340	23.8
Depreciation and amortization	1,483	7.7	1,503	6.7
Income from casino operations	$2,016	10.4	$3,837	17.1

Other Costs

	Three months ended		Three months ended
	September 30, 2003		September 30, 2004
	$	% of total revenue	$	% of total revenue
(dollar amount in thousands)

General and administrative	$3,246	3.9	$3,619	3.7

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Route Operations

Route operations accounted for 76% of total revenues during both the three months ended September 30, 2004 and the three months ended September 30, 2003.  Total revenues from route operations were $73.5 million for the three months ended September 30, 2004, an increase of $11.2 million, or 18%, from $62.3 million for the three months ended September 30, 2003.  At September 30, 2004, we were operating approximately 6,800 slot machines in our route operations, an increase of 200 machines from September 2003. The increase in route revenue in the 2004 quarter primarily reflects the addition of these machines as well as the strength of the Las Vegas economy and the continued replacement and refurbishment of older slot machines during 2004.

Route operating costs were $57.9 million, or 79%, of route revenues for the three months ended September 30, 2004.  This compares to $50.5 million and 81% of route revenues for the same period in 2003.  The increase in route operating expenses was primarily associated with increases in participation expenses, as a result of increased revenue, and scheduled space lease increases to our existing slot route contracts.

Route EBITDA (as defined) for the three months ended September 30, 2004 was $15.6 million, an increase of $3.9 million, or 33%, from $11.7 million for the three months ended September 30, 2003. The increase in EBITDA was a result of increased play and operating costs that decreased as a percentage of revenue.

Casino Operations

Casino operations accounted for 23% of total revenues for both the three months ended September 30, 2004 and the three months ended September 30, 2003.  Total revenues derived from casino operations were $22.4 million for the three months ended September 30, 2004, an increase of $3.1 million, or 16%, from $19.3 million for the three months ended September 30, 2003.  This increase in revenue was primarily due to increased customer play at Terrible’s Hotel & Casino in Las Vegas and our two casinos in Pahrump.  During 2003 one of the main competitors in Pahrump, Nevada closed due to a fire.  This closure helped our Pahrump properties achieve higher revenues.  The competitor is currently reconstructing its facilities.

Casino operating costs were $14.1 million, or 63%, of casino revenues for the three months ended September 30, 2004, compared to $13.2 million, or 68%, of casino revenues for the three months ended September 30, 2003.  Operating expenses increased primarily in the areas that were related to the growth in revenue such as promotions, payroll and taxes.  Additionally, payroll expenses increased in total as a result of increasing volume but decreased as a percentage of revenue.

Casino EBITDA (as defined) was $5.3 million for the three months ended September 30, 2004, an increase of $1.8 million, or 51%, from $3.5 million from the three months ended September 30, 2003.

Other Revenue

Other revenue consists of revenue items such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations.  Other revenues were $.8 million for the three months ended September 30, 2004 compared to $.7 million for the three months ended September 30, 2003.

Promotional Allowances

Promotional allowances were $3.0 million, or 3.1% of total revenues, for the three months ended September 30, 2004, an increase of $.3 million, or 11%, from $2.7 million, or 3.3% of total revenues for the three months ended September 30, 2003.  The increase in promotional activities is a product of increased play at our casino properties.

Other Costs

General and administrative expenses, or G&A, were $3.6 million for the three months ended September 30, 2004, an increase of $.4 million, or 13%, from $3.2 million for the three months ended September 30, 2003.  Increases in this area were in various areas including general advertising, and insurance. G&A expenses as a percentage of revenue were 3.7% of revenue for the current three-month period, down from 3.9% for the same period last year.

Depreciation and amortization expense was $6.6 million for the three months ended September 30, 2004, an increase of $.2 million, or 3%, from $6.4 million for the three months ended September 30, 2003.  This moderate increase is the result of our continued deployment of new equipment.

Income from Operations

As a result of the factors discussed above, income from operations was $11.5 million for the three months ended September 30, 2004, an increase of $5.3 million from $6.2 million for the three months ended September 30, 2003.  As a percentage of total revenues, income from operations increased from 7.5% during 2003 to 11.9% during the same period in 2004.

Other Expenses

Other expense was $4.4 million for the three months ended September 30, 2004, a decrease of $1.4 million from $5.8 million for the three months ended September 30, 2003.  The decrease in expenses was the result of a decrease in interest expense due to the issuance of the new debt in June of 2004 at a lower interest rate, and the retirement of outstanding debt at higher rates.

Net Income(Loss)

Net Income for the three months ended September 30, 2004 was $7.2 million.  This increase of $6.8 million from a net income figure of $.4 million recorded for three months ended September 30, 2003, was due to the aforementioned operations as well as the decrease in interest expenses.

Financial Highlights for the nine months ended September 30, 2003 and 2004

Slot Route Operations

	Nine months ended		Nine months ended
	September 30, 2003		September 30, 2004
	$	% of revenue	$	% of revenue
	(dollar amount in thousands)
Slot route revenue	$177,490	100.0	$215,291	100.0
Promotional allowances	288	0.2	310	0.1
Direct expenses	140,422	79.1	168,131	78.1
EDITDA	36,780	20.7	46,850	21.8
Depreciation and amortization	12,958	7.3	15,069	7.0
Income from slot route operations	$23,822	13.4	$31,781	14.8

Casino Operations

	Nine months ended		Nine months ended
	September 30, 2003		September 30, 2004
	$	% of revenue	$	% of revenue
	(dollar amount in thousands)
Casino revenue	$58,025	100.0	$67,871	100.0
Promotional allowances	8,056	13.9	8,727	12.9
Direct expenses	37,792	65.1	41,835	61.6
EDITDA	12,177	21.0	17,309	25.5
Depreciation and amortization	4,546	7.8	4,513	6.6
Income from casino operations	$7,631	13.2	$12,796	18.9

Other Costs

	Nine months ended		Nine months ended
	September 30, 2003		September 30, 2004
	$	% of total revenue	$	% of total revenue
(dollar amount in thousands)

General and administrative	$9,309	3.9	$10,756	3.8

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Route Operations

Route operations accounted for 75% of total revenues for both the nine months ended September 30, 2004 and for the nine months ended September 30, 2003.  Total revenues from route operations were $215.3 million for the nine months ended September 30, 2004, an increase of $37.8 million, or 21%, from $177.5 million for the nine months ended September 30, 2003.  At September 30, 2004, we were operating approximately 6,800 slot machines, an increase of 200 machines from September 2003. The increase in route revenue in 2004 is a result of the strength of the Las Vegas economy.  It also reflects a full nine months of operations of the slot machines acquired from Anchor Coin in February 2003 versus a partial nine months of operations in 2003, and the continued replacement and refurbishment of existing slot machines during 2004.

Route operating costs were $168.1 million, or 78%, of route revenues for the nine months ended September 30, 2004.  This compares to $140.4 million and 79% of route revenues for the same period in 2003.  The increase in route operating expenses was primarily associated with the cost of operating the slot machines acquired from Anchor Coin for a full nine months of operations in 2004 as compared to a partial nine months of operations in 2003, as well as increases in participation expenses and scheduled space lease increases to our existing slot route contracts.

Route EBITDA (as defined) for the nine months ended September 30, 2004 was $46.9 million, an increase of $10.1 million, or 27%, from $36.8 million for the nine months ended September 30, 2003. The increase in EBITDA was a result of the strength of the Las Vegas economy.  It also reflects a full nine months of operations of the slot machines acquired from Anchor Coin in February 2003 versus a partial nine months of operations in 2003, and the continued replacement and refurbishment of existing slot machines during 2004.

Casino Operations

Casino operations accounted for 24% of total revenues for both the nine months ended September 30, 2004 and for the nine months ended September 30, 2003.  Total revenues derived from casino operations were $67.9 million for the nine months ended September 30, 2004, an increase of $9.9 million, or 17%, from $58.0 million for the nine months ended September 30, 2003.  This increase in revenue was primarily due to increased customer play at Terrible’s Hotel & Casino in Las Vegas and our two casinos in Pahrump. During 2003 one of the main competitors in Pahrump, Nevada closed due to a fire. This closure helped our Pahrump properties achieve higher revenues.  The competitor is currently reconstructing its facilities.

Casino operating costs were $41.8 million, or 62%, of casino revenues for the nine months ended September 30, 2004, compared to $37.8 million, or 65%, of casino revenues for the nine months ended September 30, 2003.  Operating expenses increased in the areas that were related to the increased revenue such as promotions, taxes and payroll.

Casino EBITDA (as defined) was $17.3 million for the nine months ended September 30, 2004, an increase of $5.1 million, or 42%, from $12.2 million from the nine months ended September 30, 2003.

Other Revenue

Other revenue consists of revenue items such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations.  Other revenues were $2.7 million for the nine months ended September 30, 2004 compared to $2.3 million for the nine months ended September 30, 2003.

Promotional Allowances

Promotional allowances were $9.0 million, or 3.2% of total revenues, for the nine months ended September 30, 2004, an increase of $.7 million, or 8%, from $8.3 million, or 3.5% of total revenues for the nine months ended September 30, 2003.  The increase in promotional activities is a product of increased play at our casino properties.

Other Costs

General and administrative expenses, or G&A, were $10.8 million for the nine months ended September 30, 2004, an increase of $1.5 million, or 16%, from $9.3 million for the nine months ended September 30, 2003.  The increase was primarily due to overhead associated with the purchase of the slot route assets of Anchor Coin in February 2003.  G&A costs also increased due to costs associated with an increase in insurance expenses. G&A expenses as a percentage of revenue decreased from 3.9% to 3.8% for the nine months ended September 30, 2003 and 2004, respectively.

Depreciation and amortization expense was $19.9 million for the nine months ended September 30, 2004, an increase of $2.0 million, or 11%, from $17.9 million for the nine months ended September 30, 2003.  The increase was due primarily to the amortization expenses associated with the acquired slot route contracts and depreciation expenses associated with new fixed assets.

Income from Operations

As a result of the factors discussed above, income from operations was $36.2 million for the nine months ended September 30, 2004, an increase of $12.1 million or 50% from $24.1 million for the nine months ended September 30, 2003.  As a percentage of total revenues, income from operations increased from 10.1% during 2003 to 12.7% during the same period in 2004.

Other Expenses

Other expense was $53.4 million for the nine months ended September 30, 2004, an increase of $36.5 million from $16.9 million for the nine months ended September 30, 2003.  The increase in expenses was due to a charge relating to the early retirement of our 10-3/4% senior secured notes.  This charge consisted of $31.3 million in prepayment premiums and $6.7 million in unamortized loan fees.

Net Income (Loss)

Net loss was $17.2 million for the nine months ended September 30, 2004.  The net loss includes $38.0 million in costs associated with the early retirement of debt.

Liquidity and Capital Resources

Cash Flows

At September 30, 2004, we maintained $50.5 million in cash and equivalents.  We expect to fund our operations, debt service and capital needs from operating cash flow and cash on hand.  Based upon our anticipated future operations, we believe that cash on hand together with available cash flow from operations, and borrowing on our revolving credit facility will be adequate to meet our anticipated working capital requirements, capital expenditures and scheduled payments of interest on the notes for at least the foreseeable future.  On July 20, 2004, we announced that we had entered in agreements to purchase the assets of Southern Iowa Gaming Company, Mark Twain Casino, L.L.C. and St. Joseph Riverboat Partners for a cash purchase price of $287 million.  We have received a financing commitment to fund the purchase price of the riverboat casino assets, subject to normal and customary closing conditions.  The commitment expires, at the latest, on September 30, 2005.  No assurances can be given, however, that our cash flow will be sufficient for that purpose.  There can be no assurance that our estimates of our cash needs are accurate or that new business developments or other unforeseeable events will not occur, resulting in the need to raise additional funds.

Operating Activities

During the nine months ended September 30, 2004, operating activities provided $36.1 million in cash flows on a net loss of $17.2 million.  Net loss for the nine months ended September 30, 2004 included non-cash expenses (depreciation and amortization) of $19.9 million and a charge of $38.0 million relating to the early retirement of debt.

Investing Activities and Capital Expenditures

For the nine months ended September 30, 2004, we had net cash used in investing activities of $11.1 million of which $9.9 million related to the net cash used to purchase of new equipment including gaming devices.

In the next six months we expect to use $287.5 million to fund the Grace Acquisition.  The construction of a new parking structure, casino expansion and general property renovations at Terrible’s Hotel & Casino in Las Vegas are anticipated to cost between approximately $15.0 to $20.0 million over the next twelve months.  Additionally, we intend to spend approximately $15.0 million to add new and update existing slot machines at the acquired Grace properties and for general maintenance and capital expenditures.

Financing Activities

Cash flows used in financing activities were $28.6 million in the first nine months of 2004.  This was the result of the refinancing of substantially all of our debt including a prepayment penalty of $31.3 million on the repurchase of approximately $211 million in principal amount of our 10¾% senior secured notes due 2008.  In connection with our purchase of the 10¾% senior secured notes we obtained the consent to amend the underlying indenture to eliminate substantially all restrictive covenants and certain events of default.  After the repurchase approximately $4.1 million of our senior secured notes remain outstanding.  We intend to redeem such notes at the earliest optional redemption date, September 1, 2005, at a redemption price of 105.375% of the outstanding principal amount.  We also made distributions to our stockholders of $22.4 million, including $15.0 million in connection with the debt refinancing.

On October 8, 2004, we amended and restated the credit facility we entered into on June 10, 2004.  The new $175.0 million credit facility consists of a $175.0 million revolving credit facility and provides, subject to certain conditions, for an additional $100.0 million term loan facility at the time the riverboat casino asset acquisition is consummated.  Our debt now includes a $175 million senior credit facility due June 30, 2009, of which $52 million is available for future borrowings at September 30, 2004.  Additionally, we issued $160 million in 8-1/8% senior subordinated notes due June 1, 2012 on June 11, 2004.  Interest accrues on our credit facility based on a floating rate plus a leverage grid-based variable amount.  The credit facility is secured by substantially all of our assets.

Our debt includes approximately $4.1 million of indebtedness related to our 10¾% senior secured notes due 2008 and approximately $160.0 million of indebtedness related to our 8 1/8% senior subordinated notes due 2012.  The proceeds from the $170.0 million senior subordinated notes offering, the $100.0 million term loan and a draw down of approximately $27.5 million on the revolving credit facility will be sufficient to pay the purchase price for the Grace Acquisition and related fees and expenses.  After giving effect to the offering, the Grace Acquisition and the related borrowings under the amended credit facility, our total debt will be approximately $543.9 million.

Free Cash Flow

The following table summarizes our operating cash flow after deducting non-financed capital expenditure for the nine months ended September 30:

	Nine months ended September 30,
	2003	2004
	(in thousands)
Cash flow from operations	$20,706	$36,146
Cash paid for capital expenditures	11,587	9,862
Operating cash less non-financed capital expenditures	$9,119	$26,284

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2004.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual obligations:
Long-term debt	$246,378	$156	$26,450	$60,873	$158,899
Operating leases (1)	265,040	72,019	112,457	53,590	26,974
Total contractual obligations (2)	$511,418	$72,175	$138,907	$114,463	$185,873

(1)   Does not reflect the recent extension of the Von’s and Safeway slot route contracts, which were extended to 2011, effective October 26, 2004.

(2)   Does not reflect the new $170.0 million 7% senior subordinated notes due in 2014, announced November 5, 2004.

Other significant operating uses of cash during the first nine months of 2004 include interest and distributions made to stockholders for payment of S corporation taxes and discretionary distributions.  Our cash payments for interest were $19.1 million for the nine months ended September 30, 2004 and cash distributions to stockholders were $22.4 million for the nine months ended September 30, 2004.  We would expect levels of cash payments for interest to be reduced in the future due to the lower interest rates on the Company’s debt as a result of the refinance of the Company’s debt in September of 2004.  Stockholder distributions are estimated to be approximately $1.2 million for the remainder of 2004.

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

•      Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the indenture.  The following chart shows certain important information regarding our indebtedness:

	September 30, 2004
	(in thousands)

Long-term debt, including current portion	$246,378
Stockholders’ deficiency	(37,998)
Ratio of earnings to fixed charges (1)	2.3	x

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

•      We face certain risks associated with the potential acquisition of the assets of Southern Iowa Gaming Company, Mark Twain Casino, L.L.C. and St. Joseph Riverboat Partners.  Those risks include purchasing, licensing and obtaining favorable financing.  In addition, if any of these purchases is completed, failure to achieve the anticipated benefits of any such purchase could adversely impact our business.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices.

The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.  Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $253 million at September 30, 2004.

Based on the Company’s new credit facility, we will be exposed to some market risk due to floating or variable interest rates.  The interest under the credit facility will be based on a floating rate plus a leverage grid-based variable amount.  A portion of the interest under the revolving credit facility will be based on a floating rate (a base rate or LIBOR, at our option).  The three-month LIBOR at September 21, 2004 was 1.03%.  A 1.0% increase in interest rates would result in an approximate $830,000 annual increase in interest expense.  At September 30, 2004 approximately $83 million of our outstanding indebtedness will bear interest at floating rates.

We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

We do not have any cash or cash equivalents as of September 30, 2004 that are subject to market risk based on changes in interest rates.

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

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable.

(b)           Not applicable.

(c)           Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

John D. Gaughan has resigned as a director of the company as of August 12, 2004.  John F. O’Reilly has been named a director of the Company as of November 9, 2004.

ITEM 6.      EXHIBITS

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

Date:	November 12, 2004	HERBST GAMING, INC.
(Registrant)

		By:	/s/ Mary E. Higgins
Mary E. Higgins
		Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Edward J. Herbst under Section 302 of the Sarbanes-Oxley Act of 2004.
31.2	Certification of Mary E. Higgins under Section 302 of the Sarbanes-Oxley Act of 2004.
32.1	Certification of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.