Form 10-K
period 2004-12-31
HERBST GAMING INC
filed 2005-03-30
CIK 1160294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-14316

HERBST GAMING, INC.

(Exact name of Registrant as specified in its charter)

Nevada	88-0446145
(State of incorporation)	(I.R.S. Employer Identification Number)

3440 West Russell Road, Las Vegas, NV	89118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (702) 889-7695

Securities registered pursuant to Section 12(b) of the Act:

Not Applicable	Not Applicable
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  Not Applicable

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Not Applicable

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).  Yes ☐  No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2004, based on the price at which the common equity was sold, was approximately $0.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of December 31, 2004.

Common Stock, no par value, 300 outstanding shares.

Documents Incorporated by Reference

None.

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
PART IV
Item 15.	Exhibits and Financial Statement Schedules

PART I

Item 1.           Business.

General

We are a diversified gaming company that focuses on two business lines, slot route operations and casino operations. Our slot route operations involve the exclusive installation and operation of slot machines in certain strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants. We currently own and operate approximately 6,800 slot machines in our slot route business and are one of the largest slot machine operators in Nevada. Our casino operations in Nevada consist of five casinos that focus on local gaming patrons, and include the ownership and operation of Terrible’s Hotel & Casino in Las Vegas, Nevada and four other small casinos in southern Nevada operated under the Terrible’s name. Our Nevada casinos contain an aggregate of approximately 1,600 slot machines and 15 table games. As a result of the acquisition on February 1, 2005 of assets from Grace Entertainment, Inc. described below, or the Grace Acquisition, as of that date our casino operations also include the St. Jo Frontier Casino in St. Joseph, Missouri, or St. Jo, the Mark Twain Casino in LaGrange, Missouri, or Mark Twain, and the Lakeside Casino Resort in Osceola, Iowa, or Lakeside Iowa. These three properties have added approximately 1,900 slot machines and 63 table games to our casino business.

Herbst Gaming, Inc. was incorporated in Nevada on January 21, 1997. It commenced business operations as a holding company of subsidiaries conducting slot route and casino operations on August 23, 2001.

Our principal executive offices are located at 3440 West Russell Road, Las Vegas, Nevada 89118 and our telephone number is (702) 889-7695.

Herbst Gaming, Inc. has elected to be taxed as an S corporation.

Available Information

Our Internet address is www.herbstgaming.com.  We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

Recent Developments

The Grace Acquisition

On February 1, 2005, we consummated the purchase of assets consisting of three casinos from Grace Entertainment, Inc. for an amended aggregate cash purchase price of approximately $266.8 million (the “Grace Acquisition”). The Grace Acquisition allows us to expand our casino operations segment to stable and relatively protected markets outside of southern Nevada with casinos that we believe have significant upside potential. The Grace assets consist of the Lakeside Casino Resort, located in Osceola, Iowa, or Lakeside Iowa, which contains 921 slot machines, 31 table games and an adjacent 60 room all-suite hotel, the Mark Twain Casino, located in LaGrange, Missouri, or Mark Twain, which contains 505 slot machines and 17 table games, and the St. Jo Frontier Casino, located in St. Joseph, Missouri, or St. Jo, which contains 487 slot machines and 15 table games. We used proceeds from a $170.0 million 7% senior subordinated notes offering along with borrowings under our amended and restated credit facility to fund the purchase price of the Grace Acquisition. The purchase price for Lakeside Iowa was approximately $160.8 million, which was changed on January 25, 2005 as a result of lower than expected recent operating results at Lakeside Iowa, for Mark Twain was approximately $56.5 million, and for St. Jo was approximately $49.5 million.

New Parking Structure and Casino Expansion at Terrible’s Hotel and Casino

We plan to begin construction of a three-level, 450-space parking structure, a casino expansion and general property renovation at Terrible’s Hotel & Casino in Las Vegas in spring 2005 at a cost of between approximately $15.0 to $20.0 million. Completion of the project is expected in late 2005. The parking structure will be connected to the casino and will provide needed additional parking for our guests, as the current surface lot is at capacity during peak hours. We believe that the availability of covered parking adjacent to the casino will draw additional customers to the property. The casino expansion will add approximately 200 slot machines to the casino floor.

Term Loan under Amended Credit Facility

On October 8, 2004, we and our subsidiaries entered into an amended and restated secured credit facility, or the amended credit facility, which consisted initially of a $175.0 million revolving credit facility.  Pursuant to the terms of the amended credit facility, on January 31, 2005, we incurred an additional $100.0 million term loan in order to partially fund the Grace Acquisition. The maturity date of the term loan is January 31, 2011.

Narrative Description of Business

Our business focuses on attracting and fostering repeat business from local gaming patrons in both our route and casino operations. Local patrons are typically sophisticated gaming customers who seek convenient locations, high payouts and a pleasant atmosphere.

Route Operations

Our route operations involve the exclusive installation and operation of slot machines in chain store and street account locations. We define chain stores as grocery stores, drug stores, merchandise stores and convenience stores, with more than five locations. Our chain store contracts are primarily with large, national retailers, such as Albertsons, Vons, Safeway, SavOn, Smith’s, Kmart and Rite Aid, as well as Terrible Herbst gas stations and convenience stores. Street accounts include local bars, restaurants and non-chain convenience stores. Nevada law limits slot route operations to certain types of non-casino locations including bars, taverns, convenience stores, grocery stores and drug stores. Most locations are limited to offering no more than 15 slot machines.

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

Casino Operations

Our casino operations consist of five casinos in southern Nevada and, as a result of the Grace Acquisition, as of February 1, 2005, three casinos in Missouri and Iowa. All of our casino properties focus on local customers, with an emphasis on slot play. The following table summarizes our casino assets after giving effect to the Grace Acquisition as of December 31, 2004:

		Number of
Property	Location	Slot Machines	Table Games	Hotel Rooms	Additional
Herbst Gaming’s Casino Properties (as of December 31, 2004)
Terrible’s Hotel & Casino	Las Vegas, NV	854	9	373	Race and sports book
Terrible’s Town Casino	Pahrump, NV	393	6	—	Race and sports book
Terrible’s Lakeside Casino & RV Park	Pahrump, NV	279	—	159 RV spaces	Race and sports book; 232-seat bingo facility; 7 acre lake
Terrible’s Casino & Bowl	Henderson, NV	108	—	—	16-lane bowling alley
Terrible’s Searchlight Casino	Searchlight, NV	75	—	—	—

Grace Casino Properties (acquired as of February 1, 2005) (1)
Lakeside Casino Resort	Osceola, IA	921	31	60 65 RV spaces	10,000 sq. ft. conference space; convenience store & gas station; 121 acres (88 acres undeveloped); 15 acre lake
Mark Twain Casino	LaGrange, MO	505	17	—	—
St. Jo Frontier Casino	St. Joseph, MO	487	15	—	2,400 sq. ft. conference space; 40 acres (32 acres undeveloped)
Total		3,622	78

(1)          Expected to be operated under the Terrible’s name.

Terrible’s Hotel & Casino

Terrible’s Hotel & Casino in Las Vegas, Nevada (“Terrible’s”), opened on December 6, 2000. Terrible’s offers a buffet and a 24-hour café. There are 373 rooms with standard amenities as well as a pool and spa. Terrible’s is conveniently located approximately one mile east of the Las Vegas Strip, which we believe appeals to locals who wish to avoid the congestion of the Strip. Terrible’s favorable location has made it popular with Strip casino employees. The next major locals casino east of us is approximately six miles away on Boulder Highway. Although we are not a tourist destination, we receive a certain amount of tourist traffic through our casino due to our location near the airport, the Strip and the Las Vegas Convention Center.

Lakeside Casino Resort

Lakeside Casino Resort, a riverboat casino located on West Lake in Osceola, Iowa, is a facility that opened in January 2000. Lakeside Iowa offers a 60 room, all-suite hotel, modular conference and meeting facilities which can seat up to 900 people and that are used for meetings, banquets and concerts, a fitness center, an outdoor pool and a gift shop. In addition, Lakeside Iowa offers a 50-seat steakhouse, a 200-seat buffet, a 70-seat lounge and bar located in the main lobby, two bars located in the casino, a convenience store and gas station that are located adjacent to the casino and 65 RV spaces with utility hookups. Lakeside Iowa owns 121 acres of land, 88 acres of which are undeveloped.

Mark Twain Casino

The Mark Twain Casino, located in a man-made basin adjacent to the Mississippi River in LaGrange, Missouri, is a facility that opened in July 2001. Mark Twain offers a 165-seat restaurant, an 80-seat bar and an additional bar in the casino. The casino has a locally popular theme based on Mark Twain, who grew up in and wrote about nearby Hannibal, Missouri.

St. Jo Frontier Casino

The St. Jo Frontier Casino, located in a man-made basin adjacent to the Missouri River in St. Joseph, Missouri, is a facility that opened in May 1998 as a successor to a casino that opened in June 1994. St. Jo offers a 187-seat buffet, an 80-seat steakhouse, a 72-seat bar and a private banquet room. There are 2,400 total square feet of modular conference and meeting space. The casino and its amenities have a locally popular Pony Express western theme which plays off St. Joseph’s heritage as the founding location and headquarters of the Pony Express. St. Jo owns 40 acres of land, 32 acres of which are undeveloped.

Financial Information

The primary source of our revenue and income is from our route and casino operations, although we view the restaurants, bars and services to be important adjuncts to our casino operations.  The following table sets forth the contribution to total net revenues on a dollar and percentage basis of our major activities for the years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,
	2004(1)		2003(1)		2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenues:
Route operations(2)	$293,244	78.1%	$241,833	77.5%	$183,877	73.7%
Casino operations(2)	91,254	24.3	78,342	25.1	72,498	29.0
Other	3,628	1.0	3,049	1.0	3,078	1.2
Total revenues(3)	388,126	103.4	323,224	103.6	259,453	103.9
Less promotional allowances(2)	(12,514)	(3.3)	(11,249)	(3.6)	(9,802)	(3.9)
Total net revenues	$375,612	100.0%	$311,975	100.0%	$249,651	100.0%

(1)          Calendar year 2003 reflects a partial year of operation of the slot route operations purchased from Anchor Coin in February 2003. As a result, the results of operations for calendar years 2004 and 2003 may not be comparable to the results of operations incurred in earlier years.

(2)          Route and casino revenues are the net difference between gaming wins and losses.  Promotional allowances consist primarily of food and beverages furnished gratuitously to customers.  The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances.  See Note 1 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

(3)          Does not include interest income.

See “Item 8.  Financial Statements and Supplementary Data” for additional financial information about us.

Marketing

Nevada Market

Our marketing efforts seek to capitalize on the strong recognition and high level of quality and value associated with the Terrible Herbst trade name and its cowboy logo, which are used in 77 gasoline stations and convenience stores in southern Nevada and 7 gasoline stations and convenience stores in California and Arizona. The Terrible Herbst brand is prominently displayed in our route and casino operations. We license the Terrible Herbst trade name from Terrible Herbst, Inc., a related party, through 2011. Subject to mutual consent, we may extend the term of the agreement for two successive 5-year periods.

In addition, we have implemented a unique players club that rewards customers with points for playing at our route and casino locations as well as for purchases made at Terrible Herbst gas stations and convenience stores in the Las Vegas area. Points may be redeemed for cash as well as free or discounted rooms, food or other goods or services provided at any such location. We expect to expand our rewards club to the three casinos acquired in the Grace Acquisition.

Midwest Market

Each of Lakeside Iowa, Mark Twain and St. Jo have a highly recognizable brand name within its respective community. In addition, each of Lakeside Iowa, Mark Twain and St. Jo has implemented a slot club that rewards customers with points for every coin-in. Points are redeemable for vouchers that may be used for food, valet or retail items. We plan on expanding the scope of the existing slot club as well as the items for which points may be redeemed. Each of the three casinos also hosts blackjack and slot tournaments as well as other special events on the casino premises that seek to recognize and cultivate regular casino patrons.

Business Strategy

Our business strategy focuses on attracting and fostering repeat business from local gaming patrons in both our route and casino operations. Local patrons are typically sophisticated gaming customers who seek convenient locations, high payouts and a pleasant atmosphere. Because local gaming consumers represent high potential repeat business, generating customer satisfaction and loyalty is a critical component of our strategy.

Because each of Lakeside Iowa, Mark Twain and St. Jo also focuses on attracting and fostering repeat business from local gaming patrons, the Grace Acquisition allows us to add casino operations with a business strategy and customer profile that is consistent with our own.

Route Operations

We believe that route patrons choose to play slot machines near their homes. We attract and retain these players by installing state-of-the-art slot machines with popular games, offering a high level of customer service and providing an attractive, comfortable atmosphere at our route locations. We actively manage our route locations as if they were casinos. For example, we extend patrons’ slot play by offering free snacks and beverages at some of our route locations. We place our gaming machines in locations where they will receive maximum customer traffic, generally near a store’s entrance. In addition, we utilize a game tracking system and other technology to monitor the play of our patrons. Upon reviewing and analyzing our customer play, we adjust the types of games available. By providing the most desirable mix of games at our locations, we have been able to increase the win per day at our route locations.

We also maximize profitability through cost-saving technologies. For example, our multi-denominational, multi-game machines, which allow patrons to tailor their gaming experience to their preferences, may be upgraded by exchanging a computer chip instead of replacing the entire machine. Recent technologies also allow patron jackpot payments on site and help to reduce the need for slot route technicians to drive to locations to fill slot machines with coins or to pay jackpots.

Casino Operations

Our casino operations strategy is to offer high quality gaming, hotel and dining experiences at affordable prices. Our primary target market consists of value oriented local middle market gaming patrons who gamble frequently. We believe that we attract our targeted customers and that they return to our casinos because of our convenient locations, great food, ample parking and high slot machine payout rates. Because locals demand variety and quality in their slot and video poker machine play, our casino properties offer the latest in slot and video poker technology. Although perceived value initially attracts a customer to our casino properties, actual value generates customer satisfaction and loyalty.

As part of our commitment to providing a quality entertainment experience for our patrons, we are dedicated to ensuring a high level of customer satisfaction and loyalty by providing attentive customer service in a friendly, casual atmosphere. We recognize that consistent quality and a comfortable atmosphere stem from the collective care and friendliness of each employee.

Nevada Market

Since we believe that a vast majority of our patrons are locals, our marketing efforts are primarily focused on the local population of Clark County, Nevada. Based on official state estimates, Clark County’s population has increased from just over 741,400 residents in 1990 to approximately 1,715,337 residents in 2004. In addition, Clark County’s population is expected to increase by almost 370,000 residents, or an additional 22%, by 2010. Over the past decade, Nevada has been one of the fastest growing states in the nation, with a majority of that growth found in Clark County, and the 2000 Census ranked Nevada as the nation’s fastest growing state. Management expects to benefit from the continued strong growth in the population of Clark County.

Gaming revenues have increased significantly along with population growth in Clark County. According to the Center for Business and Economic Research at the University of Nevada Las Vegas, gaming revenues increased by 2.62% during 2003 and were expected to increase 3.4% in 2004. With low unemployment rates and a steady increase in available jobs, Clark County enjoys a per capita income higher than the national average. In 2002, the median household income in Clark County was $45,607 compared with the national median of $42,409.

Midwest Market

Lakeside Iowa, Mark Twain and St. Jo focus on locals, and each uses a mix of billboard, television, radio and print advertising in both local and regional markets. Lakeside Iowa is located along Interstate 35, approximately 40 miles south of Des Moines, Iowa, which has a metropolitan area with a population of approximately 476,000 people. Mark Twain is the only casino in northeast Missouri and is approximately 15 miles from Quincy, Illinois, which has an approximate population of 40,000 people and approximately 25 miles from Hannibal, Missouri, which has an approximate population of 18,000 people. St. Jo is the only casino in St. Joseph, Missouri, which has an approximate population of 73,000 people, and is approximately 50 miles north of Kansas City, Missouri.

Our business strategy for the three casinos acquired from Grace Entertainment includes continued focus on local gaming patrons with the goal of driving additional customer visitation through enhanced incentive programs and improved food and beverage operations. We intend to replace and improve the slot product offerings at the properties including replacing older, “coin-in, coin-out” slot machines with newer, “ticket-in, ticket-out” slot machines. We believe these machines are drivers of revenue growth and operating efficiencies. We plan to operate each of Lakeside Iowa, Mark Twain and St. Jo under the Terrible’s name. In addition, over time we will install new signage at the properties and make general improvements and upgrades to the casino floors.

Competition

Nevada Market

Our slot route operations are subject to substantial direct competition for our revenue-sharing and fixed space lease locations from one large route operator and numerous small operators, located principally in Las Vegas, Nevada. The principal method of competition for slot route operators includes the economic terms of the revenue-sharing or space lease arrangement, the services provided and the reputation of the route operator. Price competition for revenue-sharing or space lease arrangements is intense and we believe that price competition among slot route operators will continue. We are one of the largest route operators with approximately 6,800 slot machines situated in locations outside of our casinos as of December 31, 2004.

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

Midwest Market

Each of the casinos acquired from Grace Entertainment competes for local gaming customers with other casinos in their respective markets.

Lakeside Iowa is located 40 miles southwest of Des Moines, Iowa. The primary competitors of Lakeside Iowa are Prairie Meadows racino and the Meskwaki Bingo Casino Hotel. The Prairie Meadows racino is located approximately 60 miles from Lakeside Iowa east of Des Moines. The Meskwaki Bingo Casino Hotel is located in Tama, Iowa and is approximately 110 miles from Lakeside Iowa.

The closest casino to Mark Twain is the Catfish Bend Casino, which spends the summer docked in Fort Madison, Iowa and spends the winter docked in Burlington, Iowa, which are approximately 55 miles and 75 miles, respectively, from LaGrange.

St. Jo primarily targets residents of St. Joseph, Missouri and is the only casino in St. Joseph. However, St. Jo competes indirectly with four riverboats in Kansas City, Missouri, which is approximately 50 miles to the south of St. Joseph, and to a lesser extent with several Native American casinos, none of which is closer than 45 miles from St. Joseph. Two Native American tribes are currently in negotiations with state officials in Kansas to open an additional casino in the Kansas City market.

Certain states have recently legalized, and other states are considering legalizing, casino gaming in certain areas. In addition, states such as Illinois and Missouri have recently considered awarding additional gaming licenses, and in June 2004, the Iowa Racing and Gaming Commission voted to lift a cap on casino licenses in Iowa and is currently considering new casino license applicants. Each of the casinos to be acquired from Grace Entertainment may compete with future casino licensees.

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

Employees

As of December 31, 2004, we employed approximately 2,200 employees, and as a result of the Grace Acquisition, as of February 1, 2005, we employed an additional approximately 1,500 employees. None of our current employees nor any employee hired as a result of the Grace Acquisition is or will be covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

Regulation And Licensing

Nevada

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

Herbst Gaming may be required to disclose to the Nevada State Gaming Control Board and the Nevada Gaming Commission the identities of all holders of its debt securities. The Nevada Gaming Commission may, in its discretion, require the holder of any debt security of a registered corporation to file applications, be investigated and be found suitable to own the debt security of a registered corporation. If the Nevada Gaming Commission determines that a person is unsuitable to own a debt security, then pursuant to Nevada law, the registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Gaming Commission, it:

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

Missouri

On November 3, 1992, a statewide referendum authorized gaming in the State of Missouri on the Missouri and the Mississippi Rivers. On April 29, 1993, Missouri enacted revised legislation (as amended, the “Missouri Gaming Law”) which amended the existing legislation. In a decision handed down on January 25, 1994, the Missouri Supreme Court held that games of chance were prohibited under the Missouri constitution. In a statewide election held on November 8, 1994, Missouri voters approved the adoption of an amendment to the Missouri Constitution which permits the legislature to allow games of chance to be conducted on excursion boats and floating facilities on the Mississippi River and the Missouri River. As a result of the amendment, games of chance are also permitted, subject to Missouri Gaming Law. Pursuant to the Missouri Gaming Law, there are eleven operating riverboat gaming facility sites in Missouri: one in Caruthersville; one in Boonville; three in the St. Louis area; four in the Kansas City area; one in LaGrange; and one in St. Joseph.

Opponents of gaming in Missouri have brought several legal challenges to gaming in the past and may possibly bring similar challenges in the future. On November 25, 1997, the Missouri Supreme Court overturned a state lower court and held that a portion of the Missouri Gaming Law that authorized excursion gaming facilities in “artificial basins” up to 1,000 feet from the Mississippi or Missouri rivers was unconstitutional. This ruling created uncertainty as to the legal status of several excursion gaming riverboat facilities in the state. On November 3, 1998, a statewide referendum was held, whereby the voters amended the constitution to allow “artificial basins” for existing facilities, effectively overturning the above Missouri Supreme Court decision. There can be no assurances that any future challenges, if brought, would not further interfere with gaming operations in Missouri, including the operations of St. Jo and Mark Twain.

Under the Missouri Gaming Law, the ownership and operation of riverboat gaming facilities in Missouri are subject to extensive state and local regulation. Herbst Gaming, HGI—St. Jo, the subsidiary of Herbst Gaming that owns St. Jo and the current licensee and HGI—Mark Twain, the subsidiary of Herbst Gaming that owns Mark Twain and the current licensee, any subsidiaries, and some of their officers and employees are and will be subject to specific regulations, including ongoing licensing requirements. As part of the application and licensing process for a gaming license, the applicant must submit detailed financial, operating and other reports to the Missouri Gaming Commission. Each applicant has an ongoing duty to update the information provided to the Missouri Gaming Commission in the application, usually within seven days of a material change in the information on file with the Missouri Gaming Commission. Each of St. Jo and Mark Twain have frequently updated its application materials since it was initially licensed. In addition to the information required of the applicant, directors, officers, affiliated business entities and other defined “key persons” (which include individuals and companies designated by the Missouri Gaming Commission) must submit Personal Disclosure Forms, which include detailed financial information, and are subject to thorough investigations. In addition, some officers and directors of Herbst Gaming, as well as Herbst Gaming itself, have submitted Personal Disclosure Forms and applications to the Missouri Gaming Commission. All gaming employees must obtain an occupational license issued by the Missouri Gaming Commission. Suppliers are also subject to licensing requirements of the Missouri Gaming Commission.

The operators’ licenses (or “Class A” gaming licenses) are issued through application to the Missouri Gaming Commission, which requires, among other things:

•                  suitability investigations into an applicant’s character, financial responsibility, experience and qualifications;

•                  suitability investigations into each designated key person or affiliated business entity’s character, financial responsibility, experience and qualifications;

•                  disclosure of required financial (see above) and other personal information on each key person or designated affiliated business entity;

•                  disclosure of detailed information about the applicant’s history, business, affiliations, officers, directors and owners;

•                  an affirmative action plan for the hiring and training of minorities and women; and

•                  an economic development or impact report.

License fees cover all related costs of the Missouri Gaming Commission investigation and are a minimum of $50,000 for the initial application and $25,000 annually thereafter. Each of Herbst Gaming, HGI—St. Jo and HGI—Mark Twain has undergone a full licensing investigation and hearing in connection with its licensing.

The Missouri Gaming Law and implementing regulations impose restrictions on the use of and do not permit the transfer of the gaming licenses as well as limitations on transactions engaged in by licensees. The licenses issued by the Missouri Gaming Commission may not be transferred nor pledged as collateral. The Missouri Gaming Law regulations bar a licensee from taking any of the following actions without prior notice to, and approval by, the Missouri Gaming Commission:

•                  any transfer or issuance of an ownership interest in a gaming licensee that is not a publicly held company;

•                  any transfer or issuance of an ownership interest of five percent or more of the issued and outstanding ownership interest of Herbst Gaming which is publicly traded and is a holding company;

•                  any private incurrence of debt by the licensee or any holding company of $1,000,000 or more;

•                  any public issuance of debt by a licensee or its holding company; and

•                  defined “significant related party transactions.”

In addition, the licensee must notify the Missouri Gaming Commission of other transactions that include the transfer of five percent or more of an ownership interest in the licensee or holding company if publicly held and any transaction of at least $1,000,000.

The restrictions on transfer of ownership apply to Herbst Gaming as well as the direct licensees, HGI—St. Jo and HGI—Mark Twain. Gaming equipment may not be pledged. Corporate stock of some licensees may not be pledged except in narrow circumstances and subject to regulatory conditions.

Missouri statutes and administrative rules contain detailed requirements and conditions concerning the operation of a licensed excursion gaming boat facility, including but not limited to the following:

•                  a charge of two dollars per gaming customer per excursion that licensees must either collect from each customer or pay itself to the Missouri Gaming Commission;

•                  minimum payouts;

•                  the payment of a 20% tax on adjusted gross receipts;

•                  prohibitions against providing credit to gaming customers;

•                  the use of credit cards and cashing of checks by customers;

•                  providing security on the excursion gambling boat, including a requirement that each licensee reimburse the Missouri Gaming Commission for all costs of any Missouri Gaming Commission staff, including Missouri Highway Patrol Officers, necessary to protect the public on the licensee’s riverboat;

•                  the receipt of liquor licenses from the Missouri Gaming Commission and local jurisdictions; and

•                  the adoption of minimum control standards for the conduct of gaming and the operation of the facility approved by the Missouri Gaming Commission.

The Missouri Gaming Commission has the power, as well as broad discretion in exercising this power, to revoke or suspend gaming or occupational licenses and impose other penalties for violations of the Missouri Gaming Law and the rules and regulations promulgated thereunder, including without limitation, forfeiture of all gaming equipment used for improper gaming and fines of up to three times a licensee’s highest daily gross receipts during the preceding twelve months.

Although the Missouri Gaming Law provides no limit on the amount of riverboat space that may be used for gaming, the Missouri Gaming Commission is empowered to impose space limitations through the adoption of rules and regulations. In addition, the Missouri Gaming Law imposes as to each customer a $500 loss limit per two-hour period established by each licensee with the approval of the Missouri Gaming Commission. In order to establish an excursion schedule, which allows patrons to enter and exit the gaming floor during the excursion the licensee must prove to the satisfaction of the Missouri Gaming Commission that it can enforce the $500 loss limit.

In addition, the Missouri Gaming Commission is empowered to determine on a city and county-specific basis where “dockside” or permanently-docked gaming is appropriate and may be permitted. The Missouri Gaming Commission has authorized all eleven licensed sites to operate all or a portion of their facilities on a continuously docked basis. On February 23, 2000, the Missouri Gaming Commission granted Mark Twain Casino, L.L.C., from which Herbst Gaming is purchasing Mark Twain, the authority to permanently dock the excursion gambling riverboat facility known as the “Mark Twain Casino.” On

February 15, 1996, the Missouri Gaming Commission granted St. Joseph Riverboat Partners, from which Herbst Gaming is purchasing St. Jo, the authority to permanently dock the excursion gambling riverboat facility known as the “Biloxi Bell, II.”

Iowa

In 1989, the State of Iowa legalized riverboat gaming on the Mississippi River and other waterways located in Iowa. Under Iowa law, a license to conduct gaming may be issued in a county only if the county electorate has approved gaming. The electorate of Clarke County, Iowa, approved gaming on February 28, 1995 by referendum. Gaming conducted by the Lakeside Casino Resort was approved by referendum on November 18, 1997. In addition, a referendum must be held every eight years in each of the counties where gambling games are conducted and the proposition to continue to allow gambling games in such counties must be approved by a majority of the county electorate voting on the proposition. Such a referendum took place on November 5, 2002 with approximately 80% of the electorate voting on the proposition favoring continued gaming on riverboats in Clarke County. The next referendum is scheduled for 2010. If any reauthorization referendum is defeated, Iowa law provides that any previously issued gaming license will remain valid and subject to renewal for a total of nine years from the date of original issuance of the license, subject to earlier non-renewal or revocation under Iowa law and regulations applicable to all licenses.

In addition, Iowa law authorizes the granting of licenses to non-profit corporations that, in turn, are permitted to enter into operating agreements with qualified persons who also actually conduct riverboat gaming operations. Such operators must likewise be approved and licensed by the Iowa Racing and Gaming Commission (the “Iowa Gaming Commission”).

In July 1997, Clarke County Development Corporation, a non-profit corporation organized for the purpose of facilitating riverboat gaming in Osceola, Iowa, entered into an operator’s contract, since amended, for Lakeside Iowa for a term of up to 50 years. Under the operator’s contract, as amended, Clarke County Development Corporation is to be paid a monthly fee equal to 1.5% of the adjusted gross gaming revenue of Lakeside Iowa. Further, pursuant to a dock site agreement executed in August 1997 (which also has a term of up to 45 years), Lakeside Iowa is required to pay a monthly fee to the City of Osceola and the Water Works Board of Trustees equal to 1.25% of the adjusted gross gaming revenue of Lakeside Iowa and an annual fee, to be paid in equal monthly installments, equal to approximately $160,000, with such amount to increase each year by 1% until termination of the lease. In September 2004, we entered into an agreement whereby upon the later of our obtaining approval from the Iowa Gaming Commission or our closing the transactions contemplated with Southern Iowa Gaming Company, Southern Iowa will immediately pay $3.2 million to the City of Osceola. Beginning eight years from the date of such payment and continuing for so long as the operator’s contract, as amended, remains in effect, we will pay the City of Osceola an additional 1% of annual adjusted gross receipts from Lakeside Iowa. We may, however, offset up to 50% of this 1% annual payment with any expenditures we have made for capital improvements (excluding gaming devices and improvements to the gaming facility, casino floor, development of a truck stop and general repairs and maintenance).

Iowa law permits gaming licensees to offer unlimited stakes gaming on games approved by the Iowa Gaming Commission on a 24-hour basis. Dockside casino gaming is authorized by the Iowa Gaming Commission and the Iowa Legislature, subject to certain limitations not applicable to Lakeside Iowa, eliminated the requirement that gaming licensees cruise, effective May 6, 2004. The legal age for gaming is 21.

All Iowa licenses were approved for renewal at the March 4, 2004 Iowa Gaming Commission meeting. These licenses are not transferable and will need to be renewed in March 2005 and prior to the commencement of each subsequent annual renewal period.

The ownership and operation of gaming facilities in Iowa are subject to extensive state laws, regulations of the Iowa Gaming Commission and various county and municipal ordinances (collectively, the “Iowa Gaming Laws”), concerning the responsibility, financial stability and character of gaming operators and persons financially interested or involved in gaming operations. Iowa Gaming Laws seek to: (1) prevent unsavory or unsuitable persons from having direct or indirect involvement with gaming at any time or in any capacity; (2) establish and maintain responsible accounting practices and procedures; (3) maintain effective control over the financial practices of licensees (including the establishment of minimum procedures for internal fiscal affairs, the safeguarding of assets and revenues, the provision of reliable record keeping and the filing of periodic reports with the Iowa Gaming Commission); (4) prevent cheating and fraudulent practices; and (5) provide a source of state and local revenues through taxation and licensing fees. Changes in Iowa Gaming Laws could have a material adverse effect on the Iowa gaming operations.

Gaming licenses granted to individuals must be renewed every year, and licensing authorities have broad discretion with regard to such renewals. Licenses are not transferable. The Iowa gaming operations must submit detailed financial and operating reports to the Iowa Gaming Commission. Certain contracts of licensees in excess of $100,000, that exceed three years in term or that involve related parties must be submitted to and approved by the Iowa Gaming Commission.

Certain officers, directors, managers and key employees of the Iowa gaming operations are required to be licensed by the Iowa Gaming Commission. Employees associated with gaming must obtain work permits that are subject to immediate suspension under specific circumstances. In addition, anyone having a material relationship or involvement with the Iowa gaming operations may be required to be found suitable or to be licensed, in which case those persons would be required to pay the costs and fees of the Iowa Gaming Commission in connection with the investigation. The Iowa Gaming Commission may deny an application for a license for any cause deemed reasonable. In addition to its authority to deny an application for license, the Iowa Gaming Commission has jurisdiction to disapprove a change in position by officers or key employees and the power to require the Iowa gaming operations to suspend or dismiss officers, directors or other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the Iowa Gaming Commission finds unsuitable to act in such capacities.

The Iowa Gaming Commission may revoke a gaming license if the licensee:

•                  has been suspended from operating a gaming operation in another jurisdiction by a board or commission of that jurisdiction;

•                  has failed to demonstrate financial responsibility sufficient to meet adequately the requirements of the gaming enterprise;

•                  is not the true owner of the enterprise;

•                  has failed to disclose ownership of other persons in the enterprise;

•                  is a corporation 10% of the stock of which is subject to a contract or option to purchase at any time during the period for which the license was issued, unless the contract or option was disclosed to the Iowa Gaming Commission and the Iowa Gaming Commission approved the sale or transfer during the period of the license;

•                  knowingly makes a false statement of a material fact to the Iowa Gaming Commission;

•                  fails to meet a monetary obligation in connection with an excursion gaming boat;

•                  pleads guilty to, or is convicted of a felony;

•                  loans to any person, money or other thing of value for the purpose of permitting that person to wager on any game of chance;

•                  is delinquent in the payment of property taxes or other taxes or fees or a payment of any other contractual obligation or debt due or owed to a city or county; or

•                  assigns, grants or turns over to another person the operation of a licensed excursion boat (this provision does not prohibit assignment of a management contract approved by the Iowa Gaming Commission) or permits another person to have a share of the money received for admission to the excursion boat.

If it were determined that the Iowa Gaming Laws were violated by a licensee, the gaming licenses held by a licensee could be limited, made conditional, suspended or revoked. In addition, the licensee and the persons involved could be subject to substantial fines for each separate violation of the Iowa Gaming Laws in the discretion of the Iowa Gaming Commission. Limitations, conditioning or suspension of any gaming license could (and revocation of any gaming license would) have a material adverse effect on operations.

The Iowa Gaming Commission may also require any individual who has a material relationship with the Iowa gaming operations to be investigated and licensed or found suitable. The Iowa Gaming Commission, prior to the acquisition, must approve any person who acquires 5% or more of a licensee’s equity securities in the event that approval by the Iowa Gaming Commission is not otherwise contemplated by the operative acquisition document. The applicant stockholder is required to pay all costs of this investigation.

Gaming taxes approximating 22% of the adjusted gross receipts above $3,000,000 will be payable by each licensee on its operations to the State of Iowa. In addition, there will be two prepaid assessments due on June 1, 2005 and June 1, 2006 in an amount equal to 2.152% of each licensee’s estimated adjusted gross receipts for fiscal year 2004. These assessments will be offset by future state gaming taxes paid by each licensee with a credit for 20% of the assessments paid allowed each year beginning July 1, 2010 for five consecutive years. The state of Iowa is also reimbursed by the licensees for all costs associated with monitoring and enforcement by the Iowa Gaming Commission and the Iowa Department of Criminal Investigation.

Risk Factors

The following risk factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in this report. If any of the following risks and uncertainties or other risks and uncertainties not currently known to us or not currently considered to be material actually occur, our business, financial condition or operating results could be harmed substantially.

Risks Related to Our Company

The success of our route operations is dependent on our ability to renew our contracts.

We conduct our route operations under contracts with third parties. Both contracts with chain and street customers are renewable at the option of the owner of the respective chain store or street account. As our route contracts expire, we are required to compete for renewals. All of the contracts will expire prior to maturity of the notes. Although we have historically been able to renew our contracts, if we are unable to renew a material portion of our route contracts because our competitors offer more favorable terms or for any other reason, our business, financial condition and results of operations would be adversely affected. We cannot assure you that our current chain or street contracts will be renewed.  If we are unable to renew any of these contracts, our business, financial condition and results of operations could be materially affected.

We may experience a loss of market share.

The gaming industry is highly competitive. Our slot-route operations are subject to substantial direct competition for our revenue-sharing and fixed space lease locations from one large route operator and numerous small operators, located principally in Las Vegas, Nevada. With respect to our casino operations in Nevada, we compete for local gaming customers with other locals-oriented casino-hotels and other casinos located in the vicinity of these properties. The three casinos that we acquired pursuant to the Grace Acquisition face competitors that include land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations and racing and pari-mutuel operations. If our competitors operate more successfully, if existing route operations or properties are enhanced or expanded, or if additional competitors are established in and around the locations in which we conduct business, we may lose market share. In particular, the expansion of route operations or casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a material adverse effect on our business, financial condition and results of operations.

Changes to applicable tax laws could have a material adverse effect on our financial condition.

We pay substantial taxes and fees in connection with our operations as a gaming company. From time to time, federal, state and local legislators and other government officials have proposed and adopted changes in tax laws, or in the administration of those laws affecting the gaming industry. It is not possible to determine the likelihood of changes in tax laws or in the administration of those laws. If adopted, changes to applicable tax laws could have a material adverse effect on our business, financial condition and results of operations. For example, during the 2003 Nevada state legislative session, there was an increase in the payroll taxes to 0.7% of payroll, an increase of the gross casino gaming taxes from 6.25% to 6.75% and a 33% increase in fees imposed on the operation of slot machines located in a restricted location (15 machines or less). In addition, in April 2004, the Iowa state legislature approved an increase on the maximum tax rate on gaming revenues of riverboat casinos from 20% to 22%, effective July 1, 2004.

Our operations could be adversely affected due to the adoption of certain anti-smoking regulations.

There are currently two competing initiative petitions in the State of Nevada which have obtained the requisite number of signatures to be certified by the Nevada Secretary of State, but which have not yet been certified. The first initiative would prohibit smoking in indoor places of employment including, but not limited to, bars, taverns, grocery stores, drug stores and convenience stores, as well as give future control over smoking regulation to individual counties or municipalities. The second initiative bans smoking in restaurants and other locations frequented by minors and vests all future smoking regulation with the Nevada State Legislature.

After certification by the Nevada Secretary of State, each petition will be submitted to the Nevada State Legislature which will then have 40 days to consider, amend, reject or pass either petition in its entirety. If the Nevada State Legislature passes either measure, such measure will immediately become law. However, each measure certified by the Nevada Secretary of State, whether or not passed by the Nevada Secretary Legislature, will be subject to a public referendum in 2006. The measure that garners the most votes in 2006 will become law, assuming that such measure wins a majority of votes cast.

If the second initiative becomes law, it would have no effect on us as such initiative would not apply to our operations. However, the first initiative, if adopted, could have a material adverse effect on our business, financial condition and results of operation.

We face extensive regulation from gaming and other government authorities.

As owners and operators of gaming facilities, we are subject to extensive state and local regulations in Nevada, and as a result of the Grace Acquisition, Iowa and Missouri. State and local government authorities in such jurisdictions, including the Nevada Gaming Commission, the Iowa Racing and Gaming Commission and the Missouri Gaming Commission, require us and our subsidiaries to obtain gaming licenses and require our officers, key employees and business entity affiliates to demonstrate suitability to hold gaming licenses, and such state and local government authorities may limit, condition, suspend or revoke a license for any cause deemed reasonable by the respective licensing agency. They may also levy substantial fines against us or our subsidiaries or the individuals involved in violating any gaming laws or regulations. The violation of any such state and local regulations could have a material adverse effect on our business, financial condition and results of operations.

In Nevada, the Nevada Gaming Commission could request that a state court appoint a supervisor to operate any non-restricted gaming establishment operated by us if the licenses held by us are revoked, suspended or otherwise lapse. In such extraordinary circumstances, earnings generated by gaming operations during a supervisor’s appointment (except for reasonable rental value) could be forfeited to the State of Nevada. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

Any future public offering of debt or equity securities by Herbst Gaming will require review of and prior approval by the Nevada Gaming Commission, the Iowa Racing and Gaming Commission and the Missouri Gaming Commission. The Missouri Gaming Commission also requires notice of the intended incurrence of any private debt exceeding $1,000,000 and reserves the right to elect to have prior review and approval.

We are subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws, regulations and permits that govern the serving of alcoholic beverages. Any changes to these laws could have a material adverse effect on our business, financial condition and results of operations.

From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations in the jurisdictions in which we operate. Any such change to the regulatory environment or the adoption of new federal, state or local government legislation could have a material adverse effect on our business.

For a more complete summary of regulations that affect our business, see “Item 1.  Business–Regulation and Licensing.”

We depend upon our key employees and certain members of our management.

Our success is substantially dependent upon the efforts and skills of Edward J. Herbst, our chairman of the board, chief executive officer and president, and Mary E. Higgins, our chief financial officer. We have entered into employment agreements with Mr. Herbst and Ms. Higgins through 2006. If we were to lose the services rendered by either of them, our operations could be adversely affected. In addition, we compete with other potential employers for employees, and we may not succeed in hiring and retaining the executives and other employees that we need. An inability to hire quality employees could have a material adverse effect on our business, financial condition and results of operations.

Our executive officers and members of our board of directors own 100% of the company and conflicts of interests could arise.

Edward, Timothy and Troy Herbst own all of the outstanding stock of Herbst Gaming. This concentration of ownership gives them the power to control the outcome of all matters requiring stockholder approval, including the election of all directors, and will give them the power to hinder or delay a change of control of Herbst Gaming. In addition, Edward,

Timothy and Troy Herbst are all officers and directors of Terrible Herbst, Inc., a company owned by parties related to us. We currently engage in transactions with Terrible Herbst, Inc. and plan to continue to do so in the future. These related-party transactions could lead to potential conflicts of interest. See “Item 13.  Certain Relationships and Related Transactions.”

Our business relies heavily on certain markets and an economic downturn in these markets could have a material adverse effect on our results.

Our Nevada properties depend on our customers living principally in southern Nevada, an area that has recently experienced significant population growth. However, we cannot be certain that this growth will continue. In addition, our Nevada properties are dependent on Nevada’s economy, particularly the economy of southern Nevada. An economic downturn in southern Nevada could have a material adverse effect on our operating results, and we cannot assure you that the economy in southern Nevada will continue to grow.

Lakeside Iowa, Mark Twain and St. Jo, which we took possession of at the closing of the Grace Acquisition, depend on customers living principally in south central Iowa and northeast and northwest Missouri, respectively, and on the economy of those areas. An economic downturn in such areas could have a material adverse effect on our operating results.

Our properties use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, the substantial increases in the cost of electricity, natural gas and gasoline in the United States in general, and in southern Nevada, south central Iowa and northeast and northwest Missouri in particular, may negatively affect our operating results. In addition, further energy price increases in such areas could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at our route and casino operations, which could negatively impact revenues.

Gaming industry revenues are sensitive to general economic conditions and are influenced by consumer confidence in the economy and other factors. The terrorist attacks of September 11, 2001, ongoing terrorist and war activities in the United States and elsewhere generally have had a negative impact on leisure expenditures, including gaming. An extended period of reduced discretionary spending could significantly harm our operations and we may not be able to lower our costs rapidly enough, or at all, to offset a decrease in revenues.

We may be unable to obtain slot machines or related technology from our third party supplier on a timely, cost-effective basis.

We currently primarily rely on International Game Technology, Inc. for our supply of slot machines and related technology, which are only available from a limited number of suppliers. We cannot assure you that we can obtain slot machines or related technology on a cost-effective basis. As a result, we may be forced to incur significant unanticipated costs to secure alternative third party suppliers or adjust our operations.

Risks Related to the Grace Acquisition

Riverboats and dockside facilities are subject to risks relating to weather or mechanical failure and must comply with applicable regulations.

As a result of the Grace Acquisition, we own and operate riverboat and dockside casino facilities. Dockside and riverboat facilities are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, mechanical failure, extended or extraordinary maintenance, flood or other severe weather. Reduced patronage and the loss of a dockside or riverboat casino from service for any period of time could adversely affect our results of operations.

Although not required to cruise, to the extent that the casino boat of the Lakeside Iowa, the USS Osceola, cruises, it and the gaming and support facilities located on board must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety or requirements of state and local law, including the requirements of state gaming authorities, or both. If the USS Osceola fails to meet these requirements, we might be forced to stop operating the Lakeside Iowa. The USS Osceola must hold a Certificate of Inspection or must be approved by the American Bureau of Shipping for stabilization and flotation, and may also be subject to local zoning and building codes, as well as additional requirements mandated by state law or by the gaming regulatory authority with jurisdiction over the facilities. The U.S. Coast Guard requirements establish design standards, set limits on the operation of the cruising vessels and require individual licensing of all personnel involved with the operation of the cruising vessels. Loss of a Certificate of Inspection or American Bureau of Shipping approval or other approval mandated by state law or by the gaming regulatory authority with respect to the USS Osceola would preclude its use as a floating casino.

The failure to achieve the anticipated benefits of the Grace Acquisition could adversely impact our business.

Taken as a whole, the Grace Acquisition is the largest acquisition we have completed and is our first acquisition of casino properties located outside of Nevada. The complex process of integrating each of Lakeside Iowa, Mark Twain and St. Jo into our operations will require significant resources and failure to achieve the anticipated benefits of any of the purchases or to successfully integrate any of the operations could harm our business and results of operations.

We will incur significant capitalized costs and commit significant management time in integrating operations, information, communications and other systems, among other items. The integration of these businesses will cause us to incur cash outflows in completing the integration process, such as fees and expenses of professionals and consultants involved in completing the integration process, integrating technology, and other transaction costs associated with the purchase, including financial advisor, attorney, accountant and other fees.

Difficulties in integrating past or future acquisitions could adversely affect our business.

We have spent and may continue to spend significant resources identifying businesses to acquire. The efficient and effective integration of any businesses we acquire into our organization is critical to our growth. Our acquisitions of Lakeside Iowa, Mark Twain and St. Jo, and any future acquisitions or mergers, involve numerous risks including difficulties in integrating the operations, technologies and personnel of the acquired companies, the diversion of management’s attention from other business concerns and the potential loss of key employees of the acquired companies and businesses. Additional risks include:

•                  negative impacts on employee morale and performance as a result of job changes and reassignments;

•                  difficulties attracting key personnel;

•                  loss of customers; and

•                  unanticipated incompatibility of logistics, marketing and administration methods.

Failure to achieve the anticipated benefits of any of our past, pending and future acquisitions or mergers or to successfully integrate the operations of the companies we acquire could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future quarters to reflect additional costs associated with any future acquisitions we may make.

As we expand our casino operations into states other than Nevada, we will, among other things, incur additional management costs, face different regulatory requirements and be affected by different economic environments and tax laws, any of which could adversely affect our business.

Historically, our route and casino operations were located exclusively in Nevada. However, the Grace Acquisition has resulted in casino operations in Iowa and Missouri. In addition, in the future we may consummate additional acquisitions outside of Nevada. As we begin to expand our operations in other states, we will face risks that we would not have faced had our operations remained solely in Nevada. Certain aspects inherent in maintaining operations in multiple jurisdictions could negatively impact our business results, including:

•                  costs and difficulties in staffing and managing operations outside of Nevada;

•                  regulatory requirements and changes in regulatory requirements;

•                  local political and economic conditions; and

•                  changes to applicable tax laws.

Risks Related to Our Outstanding Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding indebtedness.

We have a significant amount of indebtedness.  The following chart shows certain important statistics and is presented on a pro forma basis for the Grace Acquisition and the borrowings related thereto.

	Pro Forma as of and for the Twelve Months ended December 31, 2004
	(in thousands, except ratio)
Long-term debt, including current portion	$519,400
Stockholders’ deficiency	$30,800
Ratio of earnings to fixed charges(1)	2.4	x

(1)          For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before fixed charges and loss on early retirement of debt (other than capitalized interest). Fixed charges consist of interest expensed and capitalized.

Our substantial indebtedness could have important consequences. For example, it could:

•                  make it more difficult to satisfy our obligations with respect to the instruments governing our outstanding indebtedness;

•                  increase our vulnerability to general adverse economic and industry conditions;

•                  require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•                  limit our flexibility in planning for, or reacting to, competitive pressures and changes in our business and the industry in which we operate;

•                  place us at a competitive disadvantage compared to our competitors that have less debt; and

•                  limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

Furthermore, all of our indebtedness under our amended credit facility will bear interest at variable rates. If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial indebtedness would intensify.

If interest rates rise, the amount of interest paid by us under our amended credit facility will increase.

On October 8, 2004 we entered into an amendment and restatement of our credit facility and on January 31, 2005 we consummated the borrowing of a $100.0 million dollar term loan under our amended credit facility. The interest on revolving borrowings and on the additional term loan under our amended credit facility is based on a floating rate (a base rate or LIBOR, at our option), plus a leverage grid-based variable amount. At December 31, 2004 we had no floating rate debt outstanding. However, immediately after the closing of the Grace Acquisition in February 2005, the principal amount of the related borrowings under our amended credit facility was approximately $189.0 million. We cannot predict the interest rate environment or guarantee that interest rates will not rise in the near future. At the above level of borrowings, a hypothetical 1.0% increase in LIBOR would result in an approximately $1.9 million annual increase in interest expense. Should interest rates rise significantly, our ability to satisfy our obligations under the instruments governing our outstanding indebtedness will be adversely affected.

Despite our significant indebtedness, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks described above.

We will have the right to incur substantial additional indebtedness in the future. The terms of our amended credit facility and the indentures governing our indebtedness restrict our ability to incur additional indebtedness, but do not prohibit us from doing so. Subject to satisfying the conditions for borrowing under our amended credit facility, we could borrow up to the committed amount in full. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

Our amended credit facility and the indentures governing our 8 1/8% senior subordinated notes due 2012 and our 7% senior subordinated notes due 2014 impose operational and financial restrictions on us and our subsidiaries. The restrictions imposed under these debt instruments include, among other obligations, limitation on our and our subsidiaries’ ability to:

•                  incur additional debt;

•                  make payments on subordinated obligations;

•                  make dividends or distribution and repurchase stock;

•                  make investments;

•                  grant liens on our property to secure debt;

•                  enter into certain transactions with affiliates;

•                  sell assets or enter into mergers or consolidations;

•                  sell equity interests in our subsidiaries;

•                  create dividend and other payment restrictions affecting subsidiaries;

•                  change the nature of our lines of business;

•                  make capital expenditures; and

•                  designate restrictions and unrestricted subsidiaries.

Our amended credit facility imposes various customary affirmative covenants on us and our subsidiaries, including among others, reporting covenants, covenants to maintain insurance, comply with laws, maintain properties and other covenants customary in senior credit financings of this type. In addition, our amended credit facility will require us to comply with various restrictive financial covenants, including interest coverage and debt to operating cash flow ratios, and capital spending limits.

Our ability to comply with these provisions may be affected by general economic conditions, industry conditions, and other events beyond our control. As a result, we cannot assure you that we will be able to comply with these covenants. Our failure to comply with the covenants contained in the instruments governing our indebtedness, including our amended credit facility and the indentures governing our outstanding senior subordinated notes, including failure as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our operation results and our financial condition.

If there were an event of default under one of our debt instruments, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable, subject to applicable grace periods. This could trigger cross-defaults under our other debt instruments. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, or that we would be able to repay, refinance or restructure the payments on any of those debt instruments.

Item 2.           Properties.

Including properties acquired as a result of the Grace Acquisition, our principal properties consist of the following:

Nevada

Company Headquarters and Warehouse.

We lease a four-acre site in Las Vegas and own the 50,000 square foot building where our executive offices and operational headquarters are located. This facility houses our executive and administrative offices and is used for sub-assembly and warehouse space for our slot route operations. The lease between the Herbst Family Limited Partnership II, a Nevada limited partnership, and us ends on June 30, 2017, with options to renew the lease for five additional successive terms of ten years each.

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

Terrible’s Town Casino.

Terrible’s Town Casino in Pahrump, Nevada, which is approximately 60 miles from Las Vegas, comprises an approximately 30,000 square foot building on approximately three acres. We lease the land from the Herbst Family Limited

Partnership I, a Nevada limited partnership and a related party. The lease expires on June 30, 2006. We also have an option to further extend the lease for four additional successive terms of five years each.

Terrible’s Lakeside Casino & RV Park.

We own the land in Pahrump, Nevada on which Terrible’s Lakeside Casino & RV Park, an approximately 8,000 square foot casino on 30 acres, is located.

Terrible’s Town Casino & Bowl.

We lease the land and building on which our Terrible’s Town Casino & Bowl is located in Henderson, Nevada. The lease ends on February 9, 2014, with options to renew the lease for five additional successive terms of ten years each. We own a 0.8-acre lot adjacent to Terrible’s Town Casino & Bowl that we are holding for possible future development.

Midwest

Lakeside Casino Resort.

As of February 1, 2005, we own the land in Osceola, Iowa on which certain facilities of Lakeside Iowa are located, including the all-suite hotel, convention facilities, RV park and convenience store and own an additional 121 acres of land adjacent to or nearby the casino. We lease the use of West Lake and certain real estate surrounding West Lake from the City of Osceola, Iowa. The lease ends on March 11, 2009. We also have an option to further extend the lease for seven additional successive terms of five years each.

Mark Twain Casino.

As of February 1, 2005, we own the land in LaGrange, Missouri on which certain facilities of Mark Twain are located, and own an additional 14 acres of land adjacent to or nearby the casino.

St. Jo Frontier Casino.

 As of February 1, 2005, we own the land in St. Joseph, Missouri on which certain facilities of St. Jo are located, and own an additional 72 acres of land adjacent to or nearby the casino.

Item 3.           Legal Proceedings.

From time to time, we are a party to various claims arising in the normal course of business. Management believes, however, that there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our financial condition, results of operations or liquidity.

Item 4.           Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market Information

There is no established public trading market for any class of our common equity.  No class of our capital stock has been registered under the Securities Act of 1933, as amended or under Section 12 of the Exchange Act.  All 300 shares of our outstanding common stock are owned by Edward, Timothy and Troy Herbst.

(b)           Holders

Edward, Timothy and Troy Herbst own all of the outstanding shares of our common stock.

(c)           Dividends

Dividends of $5.4 million and $23.6 million were paid in respect of our outstanding common stock in fiscal 2003 and 2004, respectively.

Our amended credit facility and the indentures governing our 8 1/8% Senior Subordinated Notes due 2012 and our 7% Senior Subordinated Notes due 2014 restrict our ability to declare or make distributions on our capital shares.  To date, the only distributions that we have made on our common stock are distributions permitted by the instruments governing our outstanding indebtedness.  Subject to contractual restrictions contained in our amended credit facility and these indentures, any future determinations as to the payment of dividends will be at the discretion of our board of directors, and will depend on our financial condition, results of operations, capital requirements, and such other factors as the board of directors deems relevant.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Item 8.  Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”

Item 6.           Selected Financial Data.

We derived the selected consolidated financial data as of and for each of the five years ended December 31, 2004 from our audited consolidated financial statements, as of and for each of the three years ended December 31, 2004, which are included elsewhere in this report.  In November 2000, we purchased Jackpot’s route operations, and in December 2000, we opened Terrible’s Hotel & Casino. In February 2003, we acquired the slot route assets of Anchor Coin.  As a result, the periods beginning on or after January 1, 2001 may not be comparable to prior years.  The following table summarizes certain selected consolidated financial data, which you should read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this report and under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986. Under those provisions, the owners of our company pay income taxes on our taxable income. Accordingly, a provision for income taxes is not included in our financial data.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Income statement data:
Revenues
Route operations	$86,109	$170,893	$183,877	$241,833	$293,244
Casino operations	25,315	67,831	72,498	78,342	91,254
Other	2,979	2,878	3,078	3,049	3,628

Total revenues	114,403	241,602	259,453	323,224	388,126
Promotional allowances—route	(218)	(143)	(305)	(371)	(376)
Promotional allowances—casino	(2,182)	(8,267)	(9,497)	(10,878)	(12,138)

Net revenues	112,003	233,192	249,651	311,975	375,612

Costs of revenues:
Route operations	74,321	141,535	150,781	192,757	227,929
Casino operations	17,322	46,686	48,635	51,142	56,331
General and administrative	4,782	10,168	10,812	12,514	14,366
Depreciation and amortization	5,318	14,198	15,741	24,382	26,667
Pre-opening expenses	2,361	—	—	—	—
Loss on lease termination	—	—	—	—	600

Total costs and expenses	104,104	212,587	225,969	280,795	325,893

Income from operations	7,899	20,605	23,682	31,180	49,719

Interest income	82	407	336	228	353
Interest expense	(4,643)	(19,952)	(18,785)	(22,932)	(20,849)

Loss on early retirement of debt(1)	—	(13,024)	—	(267)	(37,991)

Net income (loss)	$3,338	$(11,964)	$5,233	$8,209	$(8,768)

	Year Ended December 31,
	2000		2001		2002		2003		2004
	(in thousands, except ratios)
Other data:
Route EBITDA(2)	$11,570		$29,215		$32,791		$48,705		$64,939
Casino EBITDA(2)	5,811		12,878		14,366		16,322		22,785
Net cash provided by operating activities	$14,881		$14,945		$19,323		$34,997		$50,010
Net cash used in investing activities	(44,939)		(2,778)		(8,700)		(74,724)		(17,009)
Net cash provided by (used in) financing activities	47,999		3,010		(338)		38,722		51,141
Capital expenditures	10,036		3,226		8,442		15,117		15,229
Ratio of earnings to fixed charges(3)	1.0	x	1.1	x	1.3	x	1.3	x	2.4	x

	As of December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$29,573	$44,750	$55,035	$54,030	$138,172
Total assets	171,132	180,183	183,713	237,068	318,431
Total debt(4)	133,138	167,319	167,941	215,269	333,412
Stockholders’ equity (deficiency)	6,972	(6,468)	(1,235)	1,554	(30,764)

(1)          Consists of (a) a charge of $13.0 million in August 2001 related to the write-off of unamortized financing fees and other costs due to the repayment of $143.8 million of our long-term debt in conjunction with the issuance of $170.0 million senior secured notes, (b) a premium of $267,000 paid in conjunction with the repurchase of $2.0 million of our senior secured notes in 2003 and (c) a loss on early retirement of debt in June 2004 which consisted of $31.3 million in a debt prepayment penalty and $6.7 million in unamortized loan fees.

(2)          Route and Casino EBITDA are used by management to measure segment profits and losses in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” and are calculated before allocation of overhead.  See Note 11 to the accompanying consolidated financial statements.

(3)          For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before fixed charges and loss on early retirement of debt (other than capitalized interest). Fixed charges consist of interest expensed and capitalized.

(4)          Total debt consists of the current and long-term portions for all periods presented.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with “Item 6.  Selected Financial Data” and with “Item 8.  Financial Statements and Supplementary Data.”

Overview

We are a gaming company that owned and operated approximately 8,500 slot machines throughout the State of Nevada as of December 31, 2004. Our route operations involve the exclusive installation and operation of approximately 6,800 slot machines as of December 31, 2004 in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants. We also own and operate Terrible’s Hotel & Casino in Las Vegas, as well as four other small casinos.

On February 1, 2005, we consummated the purchase of assets consisting of three casinos from Grace Entertainment, Inc. for an amended aggregate cash purchase price of approximately $266.8 million. The Grace Acquisition allows us to expand our casino operations segment to stable and relatively protected markets outside of southern Nevada with casinos that we believe have significant upside potential. The Grace assets consist of the Lakeside Casino Resort, located in Osceola, Iowa, or Lakeside Iowa, which contains 921 slot machines, 31 table games and an adjacent 60 room all-suite hotel, the Mark Twain Casino, located in LaGrange, Missouri, or Mark Twain, which contains 505 slot machines and 17 table games, and the St. Jo Frontier Casino, located in St. Joseph, Missouri, or St. Jo, which contains 487 slot machines and 15 table games. We used proceeds from a $170.0 million 7% senior subordinated notes offering along with borrowings under our amended and restated credit facility to fund the purchase price of the Grace Acquisition. The purchase price for Lakeside Iowa was approximately $160.8 million, which was changed on January 25, 2005 as a result of lower than expected recent operating results at Lakeside Iowa, for Mark Twain was approximately $56.5 million, and for St. Jo was approximately $49.5 million.

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

Year 2004 Compared to Year 2003

Route Operations

Route operations accounted for 76% of total revenues during the year ended December 31, 2004. This was an increase from 75% of total revenues for the year ended December 31, 2003. Total revenues from route operations were $293.2 million for the year ended December 31, 2004, an increase of $51.4 million, or 21%, from $241.8 million for the year ended December 31, 2003. At December 31, 2004, we were operating approximately 6,800 slot machines, which is unchanged since 2003. The increase in route revenue was a result of a full year of operations of the locations that were acquired in the Anchor Coin acquisition that occurred in February of 2003, as well as revenue growth from the strong Las Vegas market during 2004.

Route operating costs were $227.9 million, or 78%, of route revenues for the year ended December 31, 2004. This compares to $192.8 million and 80% of route revenues for the same period in 2003. The dollar increase in route operating expenses was primarily associated with the full year results of the Anchor Coin acquisition as well as increases in participation expenses associated with that revenue growth and scheduled space lease increases to our existing slot route contracts.

Route EBITDA for the year ended December 31, 2004 was $64.9 million, an increase of $16.2 million, or 33%, from $48.7 million for the year ended December 31, 2003. The increase in EBITDA was a direct result of revenue increases from both our existing locations and the results of the full year of the Anchor Coin locations.

Casino Operations

Casino operations accounted for 23% of total revenues for the year ended December 31, 2004 and 24% of revenues for the year ended December 31, 2003. Total revenues derived from casino operations were $91.3 million for the year ended December 31, 2004, an increase of $13.0 million, or 17%, from $78.3 million for the year ended December 31, 2003. This increase in revenue was primarily due to increased customer play at Terrible’s Hotel & Casino in Las Vegas and our two casinos in Pahrump. In late 2003, one of the main competitors in Pahrump, Nevada closed due to a fire, and this location remained closed during most of 2004. This closure helped our Pahrump properties achieve higher revenues during 2004. The competitor reopened in late 2004, but this has not had a significant impact on revenues since reopening.

Casino operating costs were $56.3 million, or 62%, of casino revenues for the year ended December 31, 2004, compared to $51.1 million, or 65%, of casino revenues for the year ended December 31, 2003. The increase in expenses was generally in areas that helped to drive the increase in revenue, such as comps, slot club, payroll, and participation game fees. Casino EBITDA was $22.8 million for the year ended December 31, 2004, an increase of $6.5 million, or 40%, from $16.3 million from the year ended December 31, 2003.

Other Revenue

Other revenue consists of revenue items such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations. Other revenues were $3.6 million for the year ended December 31, 2004 compared to $3.0 million for the year ended December 31, 2003.

Promotional Allowances

Promotional allowances were $12.5 million, or 3.2% of total revenues, for the year ended December 31, 2004, an increase of $1.3 million, or 12%, from $11.2 million, or 3.5% of total revenues for the year ended December 31, 2003. The increase was primarily due to heavier promotional spending at the casinos.

Other Costs

General and administrative, or G&A, expenses were $14.4 million for the year ended December 31, 2004, an increase of $1.9 million, or 15%, from $12.5 million for the year ended December 31, 2003. The increase was primarily due to the full year of overhead associated with the purchase of the slot route assets of Anchor Coin in February 2003. G&A costs also increased due to costs associated with an increase in insurance expenses. G&A expenses as a percentage of revenue were 3.7% of the revenue for the year ended December 31, 2004, down from 3.9% of revenue during fiscal year ended December 31, 2003.

Depreciation and amortization expense was $26.7 million for the year ended December 31, 2004, an increase of $2.3 million, or 9%, from $24.4 million for the year ended December 31, 2003. The increase was due primarily to the amortization expenses associated with the acquired slot route contracts and depreciation expenses associated with new fixed assets.

We incurred $0.6 million in costs associated with the termination of the lease with McDonald’s at Terrible’s Hotel in Las Vegas. This space will be used as a portion of the expansion and parking garage planned at Terrible’s.

Income from Operations

As a result of the factors discussed above, income from operations was $49.7 million for the year ended December 31, 2004, an increase of $18.5 million,  from $31.2 million for the year ended December 31, 2003. This was a 59% increase. As a percentage of total revenues, income from operations increased from 9.6% during 2003 to 12.8% during the same period in 2004.

Other Expenses

Other expense was $58.5 million for the year ended December 31, 2004, an increase of $35.5 million from the year ended December 31, 2003. The increase in expenses was due to a one-time charge of $38.0 million relating to the early retirement of our 10 3/4% senior secured notes.

Net Income

Net loss for the year ended December 31, 2004 was $8.8 million. The net loss included the $38.0 million in costs associated with the early retirement of debt. These costs consisted of $31.3 million in prepayment premiums and $6.7 million in unamortized loan fees. Net income for the year ended December 31, 2003 was $8.2 million.

Year 2003 Compared to Year 2002

Route Operations

Route operations accounted for 75% of total revenues during the year ended December 31, 2003. This was an increase from 71% of total revenues for the year ended December 31, 2002. Total revenues from route operations were $241.8 million for the year ended December 31, 2003, an increase of $57.9 million, or 31%, from $183.9 million for the year ended December 31, 2002. At December 31, 2003, we were operating approximately 6,800 slot machines, an increase of 1,400 machines from  2002. The increase in machines was primarily associated with the purchase of the slot route assets of Anchor Coin. The increase in route revenue was a result of the absorption of these new assets as well as the continued replacement and refurbishment of existing slot machines during 2003.

Route operating costs were $192.8 million, or 80%, of route revenues for the year ended December 31, 2003. This compares to $150.8 million and 82% of route revenues for the same period in 2002. The increase in route operating expenses was primarily associated with the purchase of the slot route assets of Anchor Coin as well as increases in some participation expenses and scheduled space lease increases to our existing slot route contracts.

Route EBITDA for the year ended December 31, 2003 was $48.7 million, an increase of $15.9 million, or 48%, from $32.8 million for the year ended December 31, 2002. The increase in EBITDA was a direct result of revenue increases as well as lower operating costs due to the cost savings of combining the Anchor Coin locations with our existing route operations.

Casino Operations

Casino operations accounted for 24% of total revenues for the year ended December 31, 2003 and 28% of revenues for the year ended December 31, 2002. Total revenues derived from casino operations were $78.3 million for the year ended December 31, 2003, an increase of $5.8 million, or 8%, from $72.5 million for the year ended December 31, 2002. This increase in revenue was primarily due to increased customer play at Terrible’s Hotel & Casino in Las Vegas and our two casinos in Pahrump. During 2003 one of the main competitors in Pahrump, Nevada closed due to a fire. This closure helped our Pahrump properties achieve higher revenues in the last two quarters of 2003. The competitor is currently reconstructing its facilities.

Casino operating costs were $51.1 million, or 65%, of casino revenues for the year ended December 31, 2003, compared to $48.6 million, or 67%, of casino revenues for the year ended December 31, 2002. Operating expenses increased primarily in the areas of promotions and taxes. The increase in expenses were generally in areas that helped to drive the increase in revenue, such as comps, slot club and participation game fees. Casino EBITDA was $16.3 million for the year ended December 31, 2003, an increase of $1.9 million, or 13%, from $14.4 million from the year ended December 31, 2002.

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

Other Costs

G&A expenses were $12.5 million for the year ended December 31, 2003, an increase of $1.7 million, or 16%, from $10.8 million for the year ended December 31, 2002. The increase was primarily due to overhead associated with the purchase of the slot route assets of Anchor Coin in February 2003. G&A costs also increased due to costs associated with an increase in insurance expenses. G&A expenses as a percentage of revenue were 3.9% of the revenue for the year ended December 31, 2003, down from 4.2% of revenue during the year ended December 31, 2002.

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

Other Expenses

Other expense was $22.9 million for the year ended December 31, 2003, an increase of $4.5 million from the year ended December 31, 2002. The increase in expenses was primarily due to higher interest expensed as a result of the $47.0 million additional offering of senior secured notes done in conjunction with the acquisition of the slot route assets of Anchor Coin completed in February 2003. Additionally, we expensed a small bond premium of approximately $.27 million that we paid to repurchase approximately $2.0 million of our 10 3/4% senior secured notes in  2003.

Net Income

Net income for the year ended December 31, 2003 was $8.2 million. This is an improvement of $3.0 million, or 58%, from a net income figure of $5.2 million recorded for the year ended December 31, 2002.

Liquidity and Capital Resources

Cash Flows

At December 31, 2004, we had cash and cash equivalents of approximately $138.2 million on hand and approximately $175.0 million available under our revolving credit facility. The cash on hand reflects the proceeds of the 7% senior subordinated debt issue received in November of 2004. The proceeds of that debt issuance, along with the anticipated $100.0 million term loan and additional revolving borrowings under our amended credit facility, were used to fund our acquisition of the gaming assets of Grace Entertainment, Inc. which closed in February of 2005. Based upon our anticipated future operations, we believe that cash on hand, available cash flow, borrowings under our revolving credit facility and proceeds from our anticipated $100.0 million term loan under our amended credit facility will be adequate to meet our anticipated working capital requirements, capital expenditures, Grace Acquisition purchase price obligations and scheduled payments of interest on our outstanding indebtedness for at least the next 12 months. We cannot assure you, however, that these sources will be sufficient for that purpose or that additional financing, if required, will be available or, if available, will be on terms favorable to us.

Operating Activities

During the year ended December 31, 2004, operating activities provided $50.0 million in cash flows on a net loss of $8.8 million. Net loss for the year ended December 31, 2004 included non-cash expenses (depreciation and amortization) of $26.7 million and a charge of $38.0 million relating to the early retirement of debt.

Investing Activities and Capital Expenditures

For the year ended December 31, 2004, we had net cash used for investing activities of $17.0 million of which $15.2 million related to the net cash used to purchase new equipment including gaming devices.

In February of 2005 we used $266.8 million to fund the Grace Acquisition. This was funded through the use of our revolving line of credit, a $100.0 million term loan completed in January 2005 and the cash on hand that was a result of the $170.0 million 7% senior subordinated notes due in 2014 that were issued in November 2004.

The construction of a new parking structure, casino expansion and general property renovations at Terrible’s Hotel & Casino in Las Vegas are anticipated to cost between approximately $15.0 to $20.0 million over the next twelve months. Additionally, we intend to spend approximately $15.0 million to add new and update existing slot machines at the acquired Grace properties and $15.0 million for general maintenance and capital expenditures.

Financing Activities

Cash flows used by financing activities were $51.1 million during the year ended December 31, 2004. This was the result of the refinancing of substantially all of our debt including a prepayment penalty of $31.3 million on the repurchase of approximately $211.0 million principal amount of our 10 3/4% senior secured notes due 2008. In connection with our purchase of the 10 3/4% senior secured notes, we obtained the consent to amend the underlying indenture to eliminate substantially all restrictive covenants and certain events of default. After the repurchase, approximately $4.1 million of our 10 3/4% senior secured notes remain outstanding. We intend to redeem such notes at the earliest optional redemption date, September 1, 2005, at a redemption price of 105.375% of the outstanding principal amount. In 2004, we made distributions to our stockholders of $23.6 million, including $15.0 million in connection with the debt refinancing.

On October 8, 2004, we amended and restated the credit facility we entered into on June 10, 2004. The amended credit facility originally consisted of a $175.0 million senior revolving credit facility. Our debt now includes a $175.0 million senior revolving credit facility due June 30, 2009, of which $175.0 million is available for future borrowings at December 31, 2004. In addition, pursuant to the terms of our amended credit facility, on January 31, 2005, we incurred an additional $100.0 million term loan in order to fund the Grace Acquisition. Interest accrues on borrowings under our amended credit facility based on a floating rate.

At December 31, 2004, our debt included approximately $4.1 million of indebtedness consisting of untendered 10 3/4% senior secured notes, approximately $158.9 million of indebtedness consisting of our 8 1/8% senior subordinated notes due 2012 and $170.0 million of indebtedness consisting of our 7% senior subordinated notes due 2014.

During the first two months of 2005, we utilized the proceeds of the $100.0 million term loan allowed under our amended credit facility and a draw down on our revolving credit facility to pay the purchase price for the Grace Acquisition and related fees and expenses. After giving effect to the term loan, the Grace Acquisition and the other related borrowings under our amended credit facility, our total debt will be approximately $519.4 million.

We may from time to time seek to retire our outstanding debt through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Free Cash Flow

The following table summarizes our operating cash flow after deducting non-financed capital expenditures for the years ended December 31, 2003 and 2004:

	Year ended December 31,
	2003	2004
	(in thousands)
Cash flow from operations	$34,997	$50,010
Cash paid for capital expenditures	15,117	15,229
Operating cash less non-financed capital expenditures	$19,613	$34,781

Our ability to service our debt will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2004 pro forma for the Grace Acquisition and the related term loan and revolving borrowings under our amended credit facility.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Contractual Obligations:
Long-term debt	$519,412	$1,154	$2,218	$6,105	$509,935
Operating leases	335,713	69,548	135,361	80,341	50,463
Total contractual cash obligations	$855,125	$70,702	$137,579	$86,446	$560,398

Other significant operating uses of cash in 2004 include interest and distributions made to stockholders for payment of S corporation taxes and discretionary distributions.  Our cash payments for interest were $25.9 million for the year ended December 31, 2004 and cash distributions to stockholders were $23.6 million for the year ended December 31, 2004. The distributions to stockholders included a one-time distribution at our refinancing of $15 million, $3.3 million in distributions for S corporation taxes and the recurring annual distributions of approximately $5.3 million.

We would expect higher cash payments for interest in 2005 due to the additional debt incurred in relation to the Grace Acquisition and slightly higher stockholder distributions for S corporation taxes in 2005 due to the absence in 2005 of the tax losses associated with the debt restructuring charges that occurred in 2004. Recurring stockholder distributions in 2005 should be approximately the same as 2004.

Critical Accounting Policies

The preparation of our financial statements requires our management to adopt accounting policies and make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Our business and industry is highly regulated. The majority of our revenue is counted in the form of cash, chips and tokens and therefore, is not subject to any significant or complex estimation procedures.

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

Recently Issued and Adopted Accounting Standards

The adoption of the following recent accounting pronouncements did not have any impact on our results of operations or financial condition:

•                  FASB Interpretation No. 45:  “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34;”

•                  FASB Interpretation No. 46(R):  “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51;”

•                  FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities;”

•                  FASB Statement No. 149:  “Amendment of Statement 133 on Derivative Instruments and Hedging Activities;” and

•                  FASB Statement No. 150:  “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

The following pronouncements on accounting policies issued during 2004 are not expected to have any impact on our results of operations or financial condition:

•                  FASB Statement No. 123R, “Share-Based Payment;”

•                  FASB Statement No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29;” and

•                  FASB Statement No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.”

Statement on Forward-Looking Information

We make statements in this report that relate to matters that are not historical facts that we refer to as “forward-looking statements” regarding, among other things, our business strategy, our prospects and our financial position. These statements may be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties. Forward-looking statements in this report include, among other things, statements concerning:

•                  projections of future results of operations or financial condition;

•                  expectations for our route operations and our casino properties; and

•                  expectations of the continued availability of capital resources.

Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of our operations may vary materially from any forward-looking statement made by or on our behalf. Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, the following:

•                  Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the instruments governing our outstanding indebtedness.

•                  We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control.

•                  The success of our route operations is dependent on our ability to renew our contracts.

•                  Our indebtedness imposes restrictive covenants on us.

•                  We may not be able to successfully integrate the operations of the three casinos acquired pursuant to the Grace Acquisition into our business.

•                  We may experience a loss of market share due to intense competition.

•                  We face extensive regulation from gaming and other government authorities.

•                  Changes to applicable tax laws could have a material adverse effect on our financial condition.

•                  Our operations could be adversely affected due to the adoption of anti-smoking regulations.

•                  We depend upon our key employees and certain members of our management.

•                  Our executive officers and members of our board of directors own 100% of the Company and could have interests that conflict with yours.

•                  Our business relies heavily on certain markets and an economic downturn in these markets could have a material adverse effect on our results.

For additional contingencies and uncertainties, see “Item 1.  Business—Risk Factors.”

Industry and Market Data

This report includes market and industry data that we obtained from our own research, studies conducted by third party sources that we believe to be reliable and industry and general publications published by third parties and, in some cases, management estimates based on industry and other knowledge. We have not independently verified any of the data from third party sources, and we make no representation as to the accuracy of such information. While we believe internal company estimates are reliable and market definitions are appropriate, they have not been verified by any independent sources, and we make no representations as to the accuracy of such estimates.

Item 7A.                                                  Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. We do not have any cash or cash equivalents as of December 31, 2004 that are subject to market risk based on changes in interest rates. Upon closing of our amended credit facility in October 2004, we were exposed to some market risk due to floating or variable interest rates. The interest on revolving borrowings and on the additional term loan under our amended credit facility is based on a floating rate (a base rate or LIBOR, at our option), plus a leverage grid-based variable amount. At December 31, 2004 we had no floating rate debt outstanding. However, immediately after the closing of the acquisition of the Grace assets in February 2005, the principal amount of the related borrowings under our amended credit facility was approximately $189.0 million.  At the above level of borrowings, a hypothetical 1.0% increase in LIBOR would result in an approximately $1.9 million annual increase in interest expense.

Item 8.           Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Herbst Gaming, Inc. and subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Herbst Gaming, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Herbst Gaming, Inc. and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Las Vegas, Nevada
March 29, 2005

Herbst Gaming, Inc.
Consolidated Balance Sheets
(in thousands)

	December 31
	2003	2004

Assets
Current assets
Cash and cash equivalents	$54,030	$138,172
Accounts receivable, net	1,216	1,281
Notes and loans receivable	706	411
Prepaid expenses	4,070	5,182
Inventory	1,039	1,080
Total current assets	61,061	146,126
Property and equipment, net	106,824	107,205
Lease acquisition costs, net	59,620	51,394
Due from related parties	563	161
Other assets, net	9,000	13,545
Total assets	$237,068	$318,431

Liabilities and stockholders’ equity (deficiency)
Current liabilities
Current portion of long-term debt	$170	$154
Accounts payable	5,727	5,733
Accrued expenses	13,599	8,896
Due to related parties	—	36
Total current liabilities	19,496	14,819
Long-term debt, less current portion	215,099	333,258
Other liabilities	919	1,118
Commitments and contingencies (Note 9)
Stockholders’ equity (deficiency)
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in-capital	1,631	1,631
Accumulated deficit	(2,445)	(34,763)
Total stockholders’ equity (deficiency)	1,554	(30,764)
Total liabilities and stockholders’ equity (deficiency)	$237,068	$318,431

See notes to consolidated financial statements.

Herbst Gaming, Inc.
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2002	2003	2004
Revenues
Route operations	$183,877	$241,833	$293,244
Casino operations	72,498	78,342	91,254
Other—non gaming	3,078	3,049	3,628
Total revenues	259,453	323,224	388,126
Less promotional allowances	(9,802)	(11,249)	(12,514)
Net revenues	249,651	311,975	375,612
Costs and expenses
Route operations	150,781	192,757	227,929
Casino operations	48,635	51,142	56,331
Depreciation and amortization	15,741	24,382	26,667
General and administrative	10,812	12,514	14,366
Loss on lease termination	—	—	600
Total costs and expenses	225,969	280,795	325,893
Income from operations	23,682	31,180	49,719
Other income (expense)
Interest income	336	228	353
Interest expense, net of capitalized interest	(18,785)	(22,932)	(20,849)
Loss on early retirement of debt	—	(267)	(37,991)
Total other expense	(18,449)	(22,971)	(58,487)
Net income (loss)	$5,233	$8,209	$(8,768)

See notes to consolidated financial statements.

Herbst Gaming, Inc.
Consolidated Statements of Stockholders’ Equity (Deficiency)
(in thousands)

Balance	Common Stock	Additional Paid-In Capital	Retained Earning (Accumulated Deficit)	Total
Balance, January 1, 2002	2,368	1,631	(10,467)	(6,468)
Net income	—	—	5,233	5,233
Balance, December 31, 2002	2,368	1,631	(5,234)	(1,235)
Net income	—	—	8,209	8,209
Stockholders’ distributions	—	—	(5,420)	(5,420)
Balance December 31, 2003	2,368	1,631	(2,445)	1,554
Net loss	—	—	(8,768)	(8,768)
Stockholders’ distributions	—	—	(23,550)	(23,550)
Balance, December 31, 2004	$2,368	$1,631	$(34,763)	$(30,764)

See notes to consolidated financial statements.

Herbst Gaming, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2002	2003	2004

Cash flows from operating activities
Net income (loss)	$5,233	$8,209	$(8,768)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	15,741	24,382	26,667
Debt discount amortization	424	83	100
Gain (loss) on sale of property and equipment	(129)	(119)	41
Loss on early retirement of debt	—	267	37,991
Decrease (increase) in:
Accounts receivable	7	173	(6)
Prepaid expenses	(561)	(343)	(1,112)
Inventory	(370)	104	(41)
Due from related parties	(94)	(17)	402
Other assets	—	—	(84)
Increase (decrease) in:
Accounts payable	170	630	(712)
Accrued expenses	(688)	2,314	(4,703)
Due to related parties	(544)	(430)	36
Other liabilities	134	(256)	199
Net cash provided by operating activities	19,323	34,997	50,010
Cash flows from investing activities
Net cash paid for acquisition of Anchor’s Slot Route	—	(57,171)	—
Additions to notes receivable	(860)	(619)	(914)
Collection on notes receivable	870	689	699
Proceeds from sale of property and equipment	395	577	260
Purchases of property and equipment	(8,442)	(15,117)	(15,229)
Lease acquisition costs	(663)	(3,083)	(1,825)
Net cash used in investing activities	(8,700)	(74,724)	(17,009)

See notes to consolidated financial statements.

	Year Ended December 31,
	2002	2003	2004

Cash flows from financing activities
Proceeds from long term debt	—	49,115	428,022
Reduction of long term debt	(104)	(2,153)	(310,098)
Loan origination fees	(234)	(2,553)	(11,904)
Prepayment penalty on retired debt	—	(267)	(31,329)
Stockholders’ distributions	—	(5,420)	(23,550)
Net cash provided by (used in) financing activities	(338)	38,722	51,141

Net increase (decrease) in cash and cash equivalents	10,285	(1,005)	84,142
Cash and cash equivalents
Beginning of year	44,750	55,035	54,030
End of year	$55,035	$54,030	$138,172

Supplemental cash flow information:
Cash paid during the period for interest	$18,637	$21,198	$25,918
Supplemental schedule of non cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	271	661	1,343
Purchase of assets through direct financing	302	283	119
Acquisition of Anchor Coin’s Slot Route:
Fair value of assets and liabilities acquired:
Current assets, other than cash		$717
Property and equipment		5,200
Lease acquisition costs		50,532
Other long term assets		1,300
Other liabilities		(578)
Cash paid, net of cash acquired		$57,171

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

Reclassifications—Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period’s presentation. Such reclassifications had no impact on net income (loss).

Cash and Cash Equivalents—Cash and cash equivalents include highly liquid investments with a maturity at the date of purchase of three months or less. The carrying value of these investments approximates their fair value due to their short maturities.

Fair Value of Financial Instruments—The carrying value of the Company’s cash, notes and loans receivable, and trade payables approximates fair value primarily because of the short maturities of these instruments. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $352,987,692 as of December 31, 2004.

Accounts Receivable—Receivables consist primarily of amounts due from customers as a result of normal business operations. The Company periodically performs credit evaluations of its customers. The Company reviews accounts receivable balances in order to determine an allowance for potential credit losses. At December 31, 2003 and 2004, an allowance for potential credit losses was $310,629 and $450,978, respectively.

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

On a regular basis, the Company evaluates the collectibility of the loans by individually evaluating each location’s operating results and cash flows. Management provides for the carrying value of loans that are determined to be uncollectible. At December 31, 2003 and 2004, an allowance for potential credit losses was not deemed necessary.

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

Property and Equipment—Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Useful lives are as follows:

Building	40 years
Gaming equipment	5 years
Furniture, fixtures, and equipment	5 – 10 years
Leasehold improvements	1 – 20 years

Lease Acquisition Costs—Significant incremental costs associated with the acquisition of location leases are capitalized and amortized using the straight-line method over the term of the related leases, including expected renewals, which range from 1 to 20 years. Lease acquisition costs are stated at cost less accumulated amortization of $16,601,000 and $26,635,000 at December 31, 2003 and 2004, respectively.

Debt Issuance Costs—Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized over the terms of the related debt agreements. Debt issuance costs are included in other assets on the balance sheets (see Note 5).

Long-Lived Assets—In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If it is determined that the carrying value of long-lived assets may not be recoverable based upon the relevant facts and circumstances, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, the Company will recognize an impairment loss for the difference between the carrying value of the asset and its fair value. The Company believes that no impairment of long-lived assets exists at December 31, 2004.

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

	Year Ended December 31,
	2002	2003	2004
	(dollars in thousands)
Room	$597	$498	$502
Food and Beverage	4,507	4,798	5,677
Other	2,049	3,538	4,299
Total	$7,153	$8,834	$10,478

These costs are reclassified out of the respective department into the casino department.

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

Concentrations of Credit Risk—The Company maintains cash balances at certain financial institutions located in southern Nevada. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At times, cash balances may be in excess of FDIC limits. As of December 31, 2004, the Company does not consider itself to have any significant concentrations of credit risk.

Recently Issued and Adopted Accounting Standards—The adoption of the following recent accounting pronouncements did not have any impact on the Company’s results of operations or financial condition:

•                  FASB Interpretation No. 45:  “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34;”

•                  FASB Interpretation No. 46(R):  “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51;”

•                  FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities;”

•                  FASB Statement No. 149:  “Amendment of Statement 133 on Derivative Instruments and Hedging Activities;” and

•                  FASB Statement No. 150:  “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

The following pronouncements on accounting policies issued during 2004 are not expected to have any impact on the Company’s results of operations or financial condition:

•                  FASB Statement No. 123R, “Share-Based Payment;”

•                  FASB Statement No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29;” and

•                  FASB Statement No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.”

2.             Acquisitions

In February 2003, the Company completed its acquisition of the route assets of Anchor Coin, Inc., a subsidiary of IGT (“Anchor Coin”). Anchor Coin was a leading route operator in Nevada. The acquisition, which was recorded under the purchase method of accounting, included the purchase of all of the assets of Anchor Coin’s slot route for an initial purchase price of $61,000,000. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition with the remaining balance of $50,532,000 recorded as lease acquisition costs for the route contracts acquired. Such intangible asset is being amortized on a straight-line basis over the remaining lives of the contracts.

The table below reflects unaudited pro forma consolidated results of the Company and Anchor Coin as if the acquisition had taken place at the beginning of the year (dollars in thousands):

Year Ended December 31, 2003

Gross Revenues	$329,393
Net Income	$7,239

Included in the pro forma net income are approximately $453,000 of interest expense and $953,000 of depreciation and amortization expense for the year ended 2003. In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2003.

On February 1, 2005, the Company consummated the purchase of assets consisting of three casinos from Grace Entertainment, Inc. for an aggregate amended cash purchase price of approximately $266.8 million (the “Grace Acquisition”). The purchase price does not include approximately $10.0 million in fees associated with the consummation of the Grace Acquisition that are included in the table below. The Grace Acquisition allows the Company to expand its casino operations segment to stable and relatively protected markets outside of southern Nevada with casinos that it believes have significant upside potential. The Grace assets consist of the Lakeside Casino Resort, located in Osceola, Iowa, or Lakeside Iowa, which contains 921 slot machines, 31 table games and an adjacent 60 room all-suite hotel, the Mark Twain Casino, located in LaGrange, Missouri, or Mark Twain, which contains 505 slot machines and 17 table games, and the St. Jo Frontier Casino, located in St. Joseph, Missouri, or St. Jo, which contains 487 slot machines and 15 table games. The Company used proceeds from a $170.0 million 7% senior subordinated notes offering along with borrowings under its amended and restated credit facility to fund the purchase price of the Grace Acquisition. The purchase price for Lakeside Iowa was approximately $160.8 million, which was changed on January 25, 2005 as a result of lower than expected recent operating results at Lakeside Iowa, for Mark Twain was approximately $56.5 million, and for St. Jo was approximately $49.5 million. The Grace Acquisition was recorded under the purchase method of accounting and the results of operations of the Grace assets will be included in the Company’s consolidated results as of the date of acquisition.

The following are the estimated fair value of the assets acquired and liabilities assumed as of February 1, 2005 (in thousands), which is subject to change based on a final valuation of such acquired assets and assumed liabilities(1):

Assets:
Cash	$7,226	(2)
Inventory	300
Property plant and equipment	62,453
Intangibles	208,547	(3)
Total assets acquired	$278,526

Liabilities:
Accrued expenses	1,726	(2)
Total Cash Purchase Price	$276,800

(1)           The amounts reflect the elimination of assets and liabilities of Southern Iowa Gaming Co., Mark Twain Casino, L.L.C. and St. Joseph Riverboat Partners which are excluded from the Grace Acquisition.

(2)           Cash is adjusted for $5,500 in cash on hand pursuant to the Grace asset purchase agreements and an amount equal to assumed liabilities for player’s club, progressive jackpots and outstanding chips and tokens. The liabilities assumed at Southern Iowa Gaming Co. were $798, at Mark Twain Casino, L.L.C. were $444 and at St. Joseph Riverboat Partners Casino were $489.

(3)           The Company estimates the majority of intangibles represents goodwill, which is the excess of purchase price over the estimated fair value of assets and liabilities assumed.

3.             Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	December 31,
	2003	2004
Building	$53,779	$54,398
Gaming equipment	63,821	70,695
Furniture, fixtures, and equipment	23,312	26,223
Leasehold improvements	1,690	1,808
Land	15,925	15,925
Construction in progress	204	2,806
	158,731	171,855
Less accumulated depreciation	(51,907)	(64,650)
	$106,824	$107,205

4.             Lease Acquisition Costs

	As of December 31, 2003		As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Lease Acquisition Costs	$76,221	$16,601	$78,029	$26,635

The aggregate amortization expense for the years ended December 31, 2002, 2003 and 2004 was $2,930,000, $9,134,000 and $10,036,000, respectively.

Estimated amortization expense for the twelve months ended 2005, 2006, 2007, 2008 and 2009 is $9,927,000, $9,703,000, $9,562,000, $8,813,000 and $6,409,000, respectively.

5.             Other Assets

Other assets consist of the following (dollars in thousands):

	December 31,
	2003	2004
Debt issuance costs, net of accumulated amortization of $3,158 and $533, respectively	$7,468	$11,449
Other assets	1,532	2,096
Total	$9,000	$13,545

6.             Accrued Expenses

Accrued expenses consist of the following (dollars in thousands):

	December 31,
	2003	2004
Accrued interest	$7,833	$2,664
Progressive jackpot liabilities	1,593	1,657
Other accrueds	4,173	4,575
Total	$13,599	$8,896

7.             Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	December 31,
	2003	2004

Senior notes secured by assets of the Company. The notes bear interest at 10 3/4% per annum, payments are due on March 1 and September 1, commencing on March 1, 2003. The notes mature on September 1, 2008	214,798	4,068
8 1/8% senior subordinated notes due June 1, 2012 with interest paid semi-annually on June 1 and December 1, including original issue discount of $1,065	—	158,935
7% senior subordinated notes due November 1, 2014 with interest paid semi-annually on May 15 and November 15	—	170,000
Notes payable to leasing company secured by vehicles, payable in monthly installments of $4, including interest ranging from 4.9% to 5.3%, due April 2004	471	409
Total debt	215,269	333,412
Less current portion	170	154
Total long-term debt	$215,099	$333,258

10 3/4% Senior Secured Notes

On August 24, 2001, the Company issued (under a private placement) $170.0 million in 10 3/4% senior secured notes due September 1, 2008 (the “2001 10 3/4% notes”). The 2001 10 3/4% notes mature on September 1, 2008. Interest is payable in cash at a rate of 10 3/4% per annum on March 1 and September 1.

The 2001 10 3/4% notes mature on September 1, 2008. Interest is payable in cash at a rate of 10 3/4% per annum on March 1 and September 1.

In February 2003, the Company issued $47.0 million in additional notes under the indenture governing the 2001 10 3/4% notes (the “2003 10 3/4% notes”, and together with the 2001 10 3/4% notes, collectively, the “10 3/4% notes”). The proceeds of the issuance of the 2003 10 3/4% notes were used to purchase the slot route assets of Anchor Coin.  The 2003 10 3/4% notes mature on August 24, 2008. Interest is payable in cash at a rate of 10 3/4% per annum on March 1 and September 1.

In 2004, the Company successfully completed the tender offer for $210.9 million principal amount of the 10 3/4% notes, and in connection with the tender offer successfully solicited consents to eliminate substantially all of the restrictive covenants and certain events of default from the indenture governing the 10 3/4% notes.  The Company is in compliance with the remaining covenants as of December 31, 2004.

8 1/8% Senior Subordinated Notes

On June 11, 2004, the Company issued (under a private placement) $160 million in 8 1/8% senior subordinated notes due June 1, 2012 (the “8 1/8% notes”).

The proceeds from the 8 1/8% notes, along with the amended credit facility were used to retire 97% of its outstanding 10 3/4% notes for $242.1 million and to pay a $15.0 million dividend to shareholders. Fees of $5.9 million associated with the 8 1/8% notes and amended credit facility are included in other assets at December 31, 2004 and are being amortized over the life of the indebtedness. In connection with the retirement of 97% of the 10 3/4% notes, the Company recorded a loss on the early retirement of debt of $38.0 million. The loss consisted of $31.3 million in debt prepayment premiums and $6.7 million in unamortized loan fees.

The 8 1/8% notes mature on June 1, 2012. Interest is payable in cash at a rate of 8 1/8% per annum on June 1 and December 1 of each year, beginning on December 1, 2004. The indenture under which the 8 1/8% notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on certain payments such as dividends. The Company is in compliance with these covenants as of December 31, 2004.

In August 2004, the Company filed a Form S-4 registration statement with the SEC for the purpose of effecting the exchange of the 8 1/8% notes for identical notes registered for resale under the federal securities laws. This registration statement became effective in November 2004 and the exchange offer was consummated in December 2004.

7% Senior Subordinated Notes

On November 22, 2004, the Company issued (under a private placement) $170 million in 7% senior subordinated notes due November 15, 2014 (the “7% notes”).

The proceeds from the 7% notes, along with borrowings under the amended credit facility were used to finance the acquisition of the Grace Entertainment assets in February 2005. Estimated fees of $5.8 million associated with the 7% notes and amended credit facility are included in other assets at December 31, 2004 and are being amortized over the life of the indebtedness.

The 7% notes mature on November 15, 2014. Interest is payable in cash at a rate of 7% per annum on May 15 and November 15 of each year, beginning on May 15, 2005. The indenture under which the 7% notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on certain payments such as dividends. The Company is in compliance with these covenants as of December 31, 2004.

In February 2005, the Company filed a Form S-4 registration statement with the Securities and Exchange Commission for the purpose of effecting the exchange of the 7% notes for identical notes registered for resale under the federal securities laws. This registration statement and subsequent exchange of the notes is pending approval by the Securities and Exchange Commission.

The Company’s senior notes are guaranteed by E-T-T, Inc., Cardivan Company, Corral Coin, Inc., Corral Country Coin, Inc., Corral Coin, Inc., E-T-T Enterprises L.L.C., Market Gaming, Inc., and Flamingo Paradise Gaming, LLC (100 percent-owned subsidiaries of Herbst Gaming, Inc.) (collectively, the “subsidiary guarantors”). Condensed consolidating financial information with respect to the subsidiary guarantors is not provided because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and there are no other material subsidiaries of the Company other than the subsidiary guarantors.

Credit Facilities

On October 8, 2004, the Company amended and restated the senior secured credit facility it entered into on June 10, 2004 (the “amended credit facility”). The amendment provided for a $175 million revolving credit facility and included the ability to issue $100 million under a term facility for the acquisition of the Grace Entertainment assets.  Borrowings under the senior secured credit facility bear interest, selected monthly at the Company’s option, at a premium over the base rate or the one-, two-, three-, or six-month Eurodollar Rate (“Eurodollar”). The premium depends on a leverage ratio and can vary, if determined by reference to the base rate, between 0.25% and 1.75% and, if determined by reference to Eurodollar, between 1.5% and 3.0%. As of December 31, 2004, using the one-month Eurodollar option, the premium over Eurodollar was 2.0%. The Company incurs a commitment fee, payable quarterly in arrears, on the unused portion of the senior secured credit facility. This fee varies depending on a leverage ratio and can vary between 0.30% and 0.50% per annum. As of December 31, 2004, the fee was 0.40% per annum times the average unused portion of the facility.

The amended credit facility contains various limitations and restrictions, including with respect to leverage covenants (both senior and total) as well as a minimum fixed charge coverage ratio. The Company is in compliance with these covenants as of December 31, 2004.

Long-term debt is expected to mature as follows (dollars in thousands):

December 31, 2004

2005	$154
2006	117
2007	101
2008	4,101
2009	4
Thereafter	328,935
Total	$333,412

8.                                      Related-Party Transactions

General.

Edward Herbst, Timothy Herbst and Troy Herbst are brothers and are the officers and directors of Herbst Gaming, Inc. and its wholly-owned subsidiaries. In addition, they are officers and directors of Terrible Herbst, Inc. There is no cross ownership between Herbst Gaming, Inc. and Terrible Herbst, Inc. Terrible Herbst, Inc. is owned solely by Jerry and Maryanna Herbst, the parents of the Herbst brothers. Sean Higgins, the Company’s general counsel, is also the general counsel of Terrible Herbst, Inc.

Slot route contract with Terrible Herbst, Inc.

The Company rents space for certain slot machine route operations in convenience stores owned by Terrible Herbst, Inc. (“Terrible Herbst”), a corporation in which the owners of the Company are officers and which is owned by the father of the Company’s owners. Rent expense of $4,132,800, $4,754,400 and $5,599,500 was incurred under this agreement for the years ended December 31, 2002, 2003 and 2004, respectively, for the exclusive placement of slot machines in Terrible Herbst convenience store locations. This contract expires in 2010 but may be extended at the option of the Company for two additional terms of five years.

Other arrangements with Terrible Herbst, Inc.

The Company has entered into a servicing arrangement with Terrible Herbst pursuant to which it provides accounting and administrative services related to the collection of daily deposits from Terrible Herbst convenience stores. The Company also provides personnel to Terrible Herbst to count, maintain and safeguard large amounts of coin and currency. Terrible Herbst reimburses the Company’s expenses in providing these services. Under this servicing arrangement, the Company was paid approximately $205,800, for services rendered for each of the years ended December 31, 2002, 2003 and 2004.

The Company has entered into a nonexclusive trademark and license agreement with Terrible Herbst for the use of the Terrible Herbst brand name and its cowboy logo which extends through 2011. Subject to mutual consent, the agreement provides for the ability to renew the agreement for two additional successive terms of five years each.  Pursuant to this trademark and license agreement, the Company paid approximately $1,200,000, $1,301,000 and $1,345,000 to Terrible Herbst in the years ended December 31, 2002, 2003 and 2004, respectively.

Lease agreements.

Pursuant to a lease agreement that expires in 2067, including renewal periods, the Company leases the real property on which its corporate headquarters is located from The Herbst Family Limited Partnership II, or Herbst FLP II. The general partners of the Herbst FLP II are Jerry and Maryanna Herbst. The lease requires monthly rental payments of $14,416. In each of 2002, 2003 and 2004, the Company paid $172,992 under this lease.

Pursuant to a lease agreement that expires in 2026, including renewal periods, the Company leases the real property on which Terrible’s Town Casino in Pahrump is located from The Herbst Family Limited Partnership. The lease requires monthly rental payments of $12,500. In each of 2002, 2003 and 2004, the Company paid $150,000 under this lease.

The Company leases land and office space in certain of its facilities to Terrible Herbst under noncancelable lease agreements with terms ranging from 10 to 20 years. Monthly rental income is $63,500. Rental income from these leases was $662,000, $642,000 and $642,000 for 2002, 2003 and 2004, respectively.

The Company leases the real property on which Terrible’s Searchlight Casino in Searchlight is located from Terrible Herbst for $15,000 per month, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2022, with options to renew the lease for five additional successive terms of ten years each. Terrible Herbst leases that real property from an unrelated third party, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2042, including renewal periods. Amounts paid under this lease were $90,000 in 2002, $180,000 in 2003 and $180,000 in 2004.

The Company leases a warehouse located in Las Vegas, Nevada for its employment center and purchasing departments from the Herbst’s Grandchildren’s Trust. The lease began in November 2002 and requires payments of $43,525 per month through November 2012. Rent expense incurred under this lease arrangement was $43,525, $522,300 and $522,300 for the years ended December 31, 2002, 2003 and 2004, respectively.

Future rental income under related-party agreements is as follows (dollars in thousands):

2005	$642
2006	652
2007	663
2008	663
2009	525
Thereafter	2,779
Total	$5,924

Related-party transactions.

Edward Herbst, an owner of the Company, owed the Company approximately $434,000 represented by certain notes receivable at December 31, 2003. These notes were repaid in full in the first quarter of 2004. Interest income related to the notes receivable was $26,000, $26,000 and $0 for 2002, 2003 and 2004, respectively.

Mr. Higgins is the Company’s General Counsel, the General Counsel of Terrible Herbst, Inc. and the brother of Mary E. Higgins, the Company’s Chief Financial Officer. Mr. Higgins received a salary for services rendered to the Company in 2002, 2003 and 2004 of $260,674, $295,708 and $339,394, respectively.

In 2003, the Company entered into a slot route contract to install, operate and service slot machines at a tavern owned by HIGCO, Inc., a company owned and operated by Mr. Higgins and two of his brothers, G. Michael Higgins and Kevin J. Higgins. Pursuant to this revenue-sharing contract, HIGCO paid the Company $27,097 in 2003 and $118,756 in 2004. At December 31, 2003, HIGCO, Inc. had a note outstanding of $20,000, which was repaid in full on September 24, 2004.

In 2004, E-T-T, Inc. entered into a slot route contract with SamCon, Inc., a company owned and operated by Mr. Higgins, to install, operate and service slot machines at a new location which has not yet opened. Terms of this revenue-sharing contract are similar to the terms of the contract the Company entered into with HIGCO in 2003. Pursuant to this revenue-sharing contract, SamCon, Inc. paid E-T-T, Inc. $0 in 2004.

John N. Brewer, a member of the Company’s board of directors, is a partner with Kummer Kaempfer Bonner & Renshaw. The Company retained Kummer Kaempfer Bonner & Renshaw as outside legal counsel through December 31, 2004, and Kummer Kaempfer Bonner & Renshaw has received fees for legal services in the amount of $234,309, $251,188 and $274,310 for 2002, 2003 and 2004, respectively.

John D. Gaughan, a former member of the Company’s board of directors who resigned on August 12, 2004, is the President and Chief Executive Officer of Las Vegas Dissemination, Inc., which provides services related to the race and sports books at Terrible’s Hotel & Casino and Terrible’s Town. Las Vegas Dissemination, Inc. received fees for services in the amount of $239,111 in 2002, $366,526 in 2003 and $290,112 in 2004.

Due from related parties at December 31, 2003 includes $434,000 in notes receivable from an owner. The notes bore interest at rates from 5 to 6 percent and were repaid in full in the first quarter of 2004. Due from related parties also includes receivables of $107,000 and $160,000 at December 31, 2003 and 2004, respectively, from Terrible Herbst, which are non-interest bearing. Interest income related to the notes receivable was $26,000, $26,000 and $0 for the years ended December 31, 2002, 2003 and 2004, respectively.

Obligations due to related parties at December 31, 2004 consisted of balances due to Terrible Herbst for expenditures made on behalf of the Company, accrued rent, and accrued management fees. The balances are non-interest bearing and payable on demand.

9.                                      Commitments and Contingencies

At December 31, 2004, the Company has noncancelable location license agreements for space leases at groups of affiliated stores that expire on various dates from 2005 through 2011, with certain options for renewal. Revenues from gaming machines in these stores accounted for approximately 44 percent of the Company’s total revenues for the year ended December 31, 2004.

Future minimum lease payments under noncancelable operating leases and location license agreements are as follows (dollars in thousands):

2005	$69,925
2006	67,059
2007	67,162
2008	49,068
2009	30,533
Thereafter	50,290
Total	$334,037

Rent expense related to noncancelable leases with terms exceeding one year was $55,998,000, $67,111,000 and $72,227,583 for the years ended December 31, 2002, 2003 and 2004, respectively.

The Company incurred $0.6 million in costs associated with the termination of the lease with McDonald’s at Terrible’s Hotel in Las Vegas. This space will be used as a portion of the expansion and parking garage planned at Terrible’s Hotel.

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

10.                               Revenue Derived From Major Locations

Route operations revenues at three groups of affiliated store chains in the years ended December 31, 2003 and 2004 and two groups of affiliated store chains in the year ended December 31, 2002 each accounted for more than 10 percent of the Company’s total route revenues. The total of such revenues were approximately $87,299,000, $117,692,000 and $137,468,000 in the years ended December 31, 2002, 2003 and 2004, respectively. Each individual store chain included in an affiliated group of store chains has a separate lease with the Company.

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

Revenues and income for these segments are as follows (dollars in thousands):

	Year Ended December 31,
	2002	2003	2004

Net revenues
Slot route operations	$183,572	$241,462	$292,868
Casino operations	63,001	67,464	79,116
Other—non gaming	3,078	3,049	3,628
Total net revenues	$249,651	$311,975	$375,612
Depreciation and amortization
Slot route operations	$9,464	$17,893	$20,177
Casino operations	5,864	6,039	6,091
Other	413	450	399
Total depreciation and amortization	$15,741	$24,382	$26,667
Segment EBITDA(2)
Slot route operations	$32,791	$48,705	$64,939
Casino operations	14,366	16,322	22,785
Total segment EBITDA(2)	47,157	65,027	87,724
Other and corporate(1)	(7,398)	(9,237)	(10,985)
Depreciation and amortization	(15,741)	(24,382)	(26,667)
Interest expense, net of capitalized interests	(18,785)	(22,932)	(20,849)
Loss on early retirement of debt	—	(267)	(37,991)
Net income (loss)	$5,233	$8,209	$(8,768)

(1)          Represents non-gaming revenues, general and administrative expenses, interest income and loss on lease termination.

(2)          Segment EBITDA is used by management to measure segment profits and losses and consists of income from segment operations plus depreciation and amortization and is calculated before allocation of overhead.

12.                               Subsequent Events

Pursuant to the terms of the amended credit facility the Company and its subsidiaries entered into on October 8, 2004, on January 31, 2005, the Company incurred an additional $100.0 million term loan in order to partially fund the Grace Acquisition. The maturity date of the term loan is January 31, 2011.

The Company plans to begin construction of a three-level, 450-space parking structure, a casino expansion and general property renovation at Terrible’s Hotel & Casino in Las Vegas in spring 2005 at a cost of between approximately $15.0 to $20.0 million. Completion of the project is expected in late 2005. The parking structure will be connected to the casino and will provide needed additional parking for the casino’s guests, as the current surface lot is at capacity during peak hours. The Company believes that the availability of covered parking adjacent to the casino will draw additional customers to the property. The casino expansion will add approximately 200 slot machines to the casino floor.

Selected Quarterly Financial Information (Unaudited)
(in thousands)

	Mar. 31	June 30		Sept. 30	Dec. 31	Total
Year Ended December 31, 2004
Net revenues—Route operations	$68,835	$72,674		$73,472	$77,887	$292,868
Net revenues—Casino operations	19,985	19,699		19,460	19,972	79,116
Net revenues—Other	823	1,003		847	955	3,628
Operating income	11,227	13,436		11,523	13,533	49,719
Net income (loss)	5,486	(29,831	)(1)	7,163	8,414	(8,768)
Year Ended December 31, 2003
Net revenues—Route operations	$53,680	$61,344		$62,178	$64,260	$241,462
Net revenues—Casino operations	16,885	16,383		16,701	17,495	67,464
Net revenues—Other	724	725		863	737	3,049
Operating income	8,579	9,335		6,193	7,073	31,180
Net income	3,336	3,561		351	961	8,209

(1)                                  Amount includes a loss on early retirement of debt consisting of $31.3 million in a debt prepayment penalty and $6.7 million in unamortized loan fees.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There has been no change in our internal controls over financial reporting during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following information is furnished with respect to each member of the board of directors, each of whom, unless otherwise indicated, has served as a director continuously since the year set forth below.  Directors are elected annually.  Each director serves until his successor has been elected and qualified.  Similar information is provided for our executive officers.

Directors and Officers

The following is a list of our directors and executive officers:

Name	Age	Position
Edward J. Herbst	43	Chairman of the Board, Chief Executive Officer and President

Timothy P. Herbst	41	Executive Vice President and Director

Troy D. Herbst	38	Executive Vice President, Secretary, Treasurer and Director

Mary E. Higgins	47	Chief Financial Officer

John N. Brewer	47	Director

John F. O’Reilly	59	Director

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

John F. O’Reilly has served as a Director of our company since November 2004. Mr. O’Reilly is the Chairman and Chief Executive Officer of the law firm of O’Reilly & Ferrario, LLC, in Las Vegas, Nevada, a position which he has held since 1999 and where he has practiced since its inception in 1977 and also serves as the Chairman and Chief Executive Officer of the O’Reilly Gaming Group, in Las Vegas, Nevada, which he has served since its inception in 1999.  Mr. O’Reilly is also Chairman and an officer and/or Director of various family-owned business entities and related investments.  Mr. O’Reilly has served as a Director of Nevada Power Company since 1995 and Sierra Pacific Resources and Sierra Pacific Power Company since 1999.

Code of Ethics

We have adopted a Code of Ethics for our Chief Executive Officer and President, and our Chief Financial Officer and Chief Accounting Officer.  This Code of Ethics is reasonably designed to deter wrongdoing and to promote:

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

Committees of our Board of Directors

Our board of directors has an Audit Committee and an Executive Committee. The Audit Committee’s functions are as follows:

•                  to review reports of our independent public accountants;

•                  to review our financial practices, internal controls and policies with officers and key employees;

•                  to review such matters with our auditors to determine scope of compliance with any deficiencies;

•                  to consider selection of independent public accountants;

•                  to review related party transactions; and

•                  to make periodic reports on such matters to the board of directors.

Our Audit Committee is comprised of Messrs. Troy Herbst and John Brewer. Mr. Brewer is the Chairman of the Audit Committee.  Our board of directors has determined that Mr. Brewer is qualified as an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and is independent under the listing standards of the New York Stock Exchange.

The Executive Committee’s function is to review and make recommendations to our board of directors with respect to the salaries and bonuses of our executive officers and key employees. Directors Edward Herbst, Timothy Herbst and Troy Herbst serve on the Executive Committee.

Item 11.  Executive Compensation.

Executive Compensation

The following table lists all compensation we paid or accrued for services rendered by our executive officers whose aggregate cash compensation exceeded $100,000 for the last three fiscal years:

		Annual Compensation			Compensation($ )—
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation(2)	Stockholder Tax Distribution(3)
Edward J. Herbst(1),	2004	$512,663	$—	$6,752,769	1,100,000
Chairman of the Board, Chief Executive	2003	488,250	—	1,323,347	489,000
Officer and President	2002	465,000	—	1,412	—

Timothy P. Herbst,	2004	165,375	—	6,753,126	1,100,000
Executive Vice President	2003	157,500	—	1,323,483	489,000
	2002	150,000	—	1,300	—

Troy D. Herbst,	2004	165,375	—	6,753,130	1,100,000
Executive Vice President, Secretary and	2003	157,500	—	1,323,746	489,000
Treasurer	2002	150,000	—	1,296	—

Mary E. Higgins(1),	2004	269,052	153,000	3,262	—
Chief Financial Officer	2003	262,500	3,000	—	—
	2002	250,000	3,000	—	—

(1)          We have entered into employment agreements with Edward J. Herbst and Mary E. Higgins.

(2)          Includes stockholders’ distributions and fringe benefits, such as automobiles.

(3)          We are an S corporation and taxes on our income are paid by the stockholders.

Employment Agreements

On August 1, 2001, we entered into employment agreements with Edward J. Herbst, our Chairman, Chief Executive Officer and President, and Mary E. Higgins, our Chief Financial Officer, in which we agreed to pay them annual base compensation of $465,000 and $250,000, respectively, which may be increased annually by five percent. These agreements commenced on August 1, 2001 and terminate on July 31, 2006. These agreements automatically renew for successive one-year periods unless sooner terminated or unless either party to the respective agreements notifies the other in writing at least 60 days prior to the date the respective agreement is scheduled to expire. Each employment agreement provides that if the executive’s employment is terminated for Cause (as defined in the employment agreement), such executive will receive no severance payment of any kind. If the executive voluntarily terminates employment, the executive will receive no severance payment of any kind. In the event that we choose to terminate the executive’s employment for any reason other than Cause, the executive will receive a severance payment equal to one year’s salary. The employment agreements with these executives also contain a covenant to protect confidential information.

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

Executive Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2004, Edward, Timothy and Troy Herbst were members of the Executive Committee of our board of directors.  Our executive compensation is determined by the Executive Committee, all members of which are officers, and the owners, of Herbst Gaming.

Compensation of Directors

Our directors do not receive any compensation for serving on our board of directors or attending meetings thereof, except that our independent directors will receive compensation in the amount of $1,000 per meeting attended.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The securities entitled to vote consist of shares of our common stock, no par value, with each share entitling its owner to one vote. Common stock is the only outstanding class of voting securities authorized by our articles of incorporation. The number of outstanding shares of common stock as of December 31, 2004 was 300.

Name and Address(1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Shares
Edward J. Herbst	100	33 1/3%
Timothy P. Herbst	100	33 1/3%
Troy D. Herbst	100	33 1/3%
John N. Brewer	—	—
Mary E. Higgins	—	—
John F. O’Reilly	—	—
All executive officers and directors as a group (6 persons)	300	100.0%

(1)                                  The address of each such person is c/o Herbst Gaming, Inc., 3440 West Russell Road, Las Vegas, Nevada 89118.

Item 13.  Certain Relationships and Related Transactions.

We believe that all of the transactions mentioned below are on terms at least as favorable to us as would have been obtained from an unrelated third party.

General.  Edward Herbst, Timothy Herbst and Troy Herbst are brothers and are the officers and directors of Herbst Gaming, Inc. and its wholly-owned subsidiaries. In addition, they are officers and directors of Terrible Herbst, Inc. There is no cross ownership between Herbst Gaming, Inc. and Terrible Herbst, Inc. Terrible Herbst, Inc. is owned solely by Jerry and Maryanna Herbst, the parents of the Herbst brothers. Sean Higgins, our general counsel, is also the general counsel of Terrible Herbst, Inc.

Slot route contract with Terrible Herbst, Inc.  We rent space for certain slot machine route operations in convenience stores owned by Terrible Herbst, Inc., a corporation in which our owners are officers and which is owned by the father of our owners. Rent expense of $4,132,800, $4,754,400 and $5,599,500 was incurred under this agreement for the years ended

December 31, 2002, 2003 and 2004, respectively, for the exclusive placement of slot machines in the Terrible Herbst convenience store locations. This contract expires in 2010 but may be extended at our option for two additional terms of five years.

Other arrangements with Terrible Herbst, Inc.  We have also entered into a servicing arrangement with Terrible Herbst, Inc. pursuant to which we provide accounting and administrative services related to the collection of daily deposits from the Terrible Herbst, Inc. convenience stores. We also provide personnel to Terrible Herbst, Inc. to count, maintain and safeguard large amounts of coin and currency. Terrible Herbst, Inc. reimburses our expenses in providing these services. Under this servicing arrangement, we were paid approximately $205,800, for services rendered for each of the years ended December 31, 2002, 2003 and 2004.

We have entered into a nonexclusive trademark and license agreement with Terrible Herbst, Inc. for the use of the Terrible Herbst brand name and its cowboy logo which extends through 2011. Subject to mutual consent, the agreement provides for the ability to renew the agreement for two additional successive terms of five years each.  Pursuant to this trademark and license agreement, we paid approximately $1,200,000, $1,301,000 and $1,345,000 to Terrible Herbst, Inc. in the years ended December 31, 2002, 2003 and 2004, respectively.

Lease agreements.  Pursuant to a lease agreement that expires in 2067, including renewal periods, we lease the real property on which our corporate headquarters is located from The Herbst Family Limited Partnership II, or Herbst FLP II. The general partners of the Herbst FLP II are Jerry and Maryanna Herbst. In each of 2002, 2003 and 2004, we paid $172,992 under this lease.

Pursuant to a lease agreement that expires in 2026, including renewal periods, we lease the real property on which Terrible’s Town Casino in Pahrump is located from The Herbst Family Limited Partnership. The lease requires monthly rental payments of $12,500. In each of 2002, 2003 and 2004, we paid $150,000 under this lease.

We lease land and office space in certain of our facilities to Terrible Herbst, Inc. under noncancelable lease agreements ranging from 10 to 20 years. Monthly rental income is $63,500. Rental income from these leases was $662,000, $642,000 and $642,000 for 2002, 2003 and 2004, respectively.

We lease the real property on which Terrible’s Searchlight Casino in Searchlight is located from Terrible Herbst, Inc. for $15,000 per month, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2022, with options to renew the lease for five additional successive terms of ten years each. Terrible Herbst, Inc. leases that real property from an unrelated third party, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2042, including renewal periods. Amounts paid under this lease were $90,000 in 2002, $180,000 in 2003 and $180,000 in 2004.

We lease a warehouse located in Las Vegas, Nevada for our employment center and purchasing departments from the Herbst’s Grandchildren’s Trust. The lease began in November 2002 and requires payments of $43,525 per month through November 2012. Rent expense incurred under this lease arrangement was $43,525, $522,300 and $522,300 for the years ended December 31, 2002, 2003 and 2004, respectively.

Related-party transactions.  Edward Herbst, an owner, owed us approximately $434,000 represented by certain notes receivable at December 31, 2003. These notes were repaid in full in the first quarter of 2004. Interest income related to the notes receivable was $26,000, $26,000 and $0 for 2002, 2003 and 2004, respectively.

Mr. Higgins is our General Counsel, the General Counsel of Terrible Herbst, Inc. and the brother of Mary E. Higgins, our Chief Financial Officer. Mr. Higgins received a salary for services rendered to us in 2002, 2003 and 2004 of $260,674, $295,708 and $339,394, respectively.

In 2003, we entered into a slot route contract to install, operate and service slot machines at a tavern owned by HIGCO, Inc., a company owned and operated by Mr. Higgins and two of his brothers, G. Michael Higgins and Kevin J. Higgins. Pursuant to this revenue-sharing contract, HIGCO, Inc. paid us $27,097 in 2003 and $118,756 in 2004.

In 2004, E-T-T, Inc. entered into a slot route contract with SamCon, Inc., a company owned and operated by Mr. Higgins, to install, operate and service slot machines at a new location which has not yet opened. Terms of this revenue-sharing contract are similar to the terms of the contract we entered into with HIGCO in 2003. Pursuant to this revenue-sharing contract, SamCon, Inc. paid E-T-T, Inc. $0 in 2004.

John N. Brewer, a member of our board of directors, is a partner with Kummer Kaempfer Bonner & Renshaw. We retained Kummer Kaempfer Bonner & Renshaw as outside legal counsel through December 31, 2004, and Kummer Kaempfer Bonner & Renshaw has received fees for legal services in the amount of $234,309, $251,188 and $274,310 for 2002, 2003 and 2004, respectively.

John D. Gaughan, a former member of our board of directors who resigned on August 12, 2004, is the President and Chief Executive Officer of Las Vegas Dissemination, Inc., which provides services related to the race and sports books at Terrible’s Hotel & Casino and Terrible’s Town. Las Vegas Dissemination, Inc. received fees for services in the amount of $366,526 in 2003 and $290,112 in 2004.

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

Item 14.  Principal Accountant Fees and Services.

The aggregate accounting fees billed and services provided by our principal accountants for the years ended December 31, 2003 and 2004 are as follows:

	2003	2004

Audit fees(1)	$151,335	$157,000
Audit-related fees(2)	8,200	246,952
Tax fees	—	—
All other fees	—	—

Total fees	$159,535	$403,952

(1)                                  Represents the aggregate fees Deloitte & Touche LLP billed us in each of the last two fiscal years for professional services for the audits of our annual financial statements and review of financial statements included in our Reports of Form 10-Q or services that are normally provided by Deloitte & Touche LLP in connection with those filings.

(2)                                  Represents the aggregate fees Deloitte & Touche LLP billed us in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit, including audit-related services in conjunction with the acquisition of Anchor Coin, our debt offerings and the Grace Acquisition.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Financial Statements

1.	List of Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets As of December 31, 2003 and 2004

Consolidated Statements of Operations for the years ended December 31, 2002, 2003 and 2004

Consolidated Statements of Stockholders’ Equity (Deficiency) for the years ended December 31, 2002, 2003 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004

Notes to Consolidated Financial Statements

2.	Financial Statements Schedules

All schedules are omitted given the absence of conditions under which they are required to be included or because the required information is included in the financial statements or notes thereto.

(c)                                  Exhibits

Index No.	Description

2.1(4)	Asset Purchase Agreement between Anchor Coin and Herbst Gaming, Inc. and Market Gaming, Inc. and E-T-T, Inc. dated as of November 21, 2002.

2.2(4)	First Amendment to Asset Purchase Agreement by and among Anchor Coin and Herbst Gaming, Inc. and Market Gaming, Inc. and E-T-T, Inc. dated as of January 14, 2003.

2.3(7)	Asset Purchase and Sale Agreement, dated July 20, 2004, made by and between Mark Twain Casino, L.L.C. and Herbst Gaming, Inc.

2.4(7)	Asset Purchase and Sale Agreement, dated July 20, 2004, made by and between St. Joseph Riverboat Partners and Herbst Gaming, Inc.

2.5(7)	Asset Purchase and Sale Agreement, dated July 20, 2004, made by and between Southern Iowa Gaming Company and Herbst Gaming, Inc.

2.6(9)	Amendment to Asset Purchase and Sale Agreement, made by and between Mark Twain Casino, L.L.C. and Herbst Gaming, Inc. dated as of December 2004.

2.7(9)	Amendment to Asset Purchase and Sale Agreement, made by and between St. Joseph Riverboat Partners and Herbst Gaming, Inc. dated as of December 2004.

2.8(9)	Amendment to Asset Purchase and Sale Agreement, made by and between Southern Iowa Gaming Company and Herbst Gaming, Inc. dated as of December 2004.

Index No.	Description

2.9(9)	Second Amendment to Asset Purchase and Sale Agreement made by and between Southern Iowa Gaming Company and Herbst Gaming, Inc., dated as of January 25, 2005.

3.1(1)	Articles of Incorporation of Herbst Gaming, Inc.

3.2(2)	By-laws of Herbst Gaming, Inc.

4.1(8)	Indenture dated November 22, 2004 by and among Herbst Gaming, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee, relating to 7% Senior Subordinated Notes due 2014.

4.2(8)	Specimen Form of 7% Senior Subordinated Notes due 2014 (included as part of the Indenture at Exhibit 4.1).

4.3(8)	Registration Rights Agreement dated as of November 22, 2004 by and among Herbst Gaming, Inc., the guarantors identified therein and Lehman Brothers, Inc.

4.4(7)	Indenture dated June 11, 2004 by and among Herbst Gaming, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee, relating to 8 1/8% Senior Subordinated Notes due 2012.

4.5(1)	Indenture dated as of August 24, 2001 between Herbst Gaming, Inc., certain guarantors and The Bank of New York relating to Series A and Series B 10 3/4% Senior Secured Notes due 2008.

4.6(2)	First Supplemental Indenture dated as of August 23, 2002 between Herbst Gaming, Inc., certain guarantors and The Bank of New York.

4.7(5)	Second Supplemental Indenture dated as of January 23, 2003 between Herbst Gaming, Inc., certain guarantors and The Bank of New York.

4.8(5)	Third Supplemental Indenture dated as of February 6, 2003 between Herbst Gaming, Inc., certain guarantors and The Bank of New York.

4.9(6)	Fourth Supplemental Indenture dated as of May 24, 2004 between Herbst Gaming, Inc., certain guarantors and The Bank of New York.

10.1(1)	Escrow Agreement dated August 24, 2001 among Herbst Gaming, Inc., E-T-T, Inc., Edward Herbst, Timothy Herbst and Troy Herbst and Wilmington FSB, as escrow agent, and The Bank of New York, as trustee.

10.2(1)	Hazardous Substances Indemnity Agreement dated August 24, 2001 by Herbst Gaming, Inc. and certain guarantors in favor of The Bank of New York, as trustee.

10.3(1)	Trademark License Agreement dated August 24, 2001 by and between Herbst Gaming, Inc. and Terrible Herbst, Inc.

10.4(1)	Security Agreement dated August 24, 2001, among Herbst Gaming, Inc., certain guarantors and The Bank of New York, as trustee.

10.5(2)	First Amendment to Security Agreement dated as of August 23, 2002 among Herbst Gaming, Inc. and its subsidiaries and The Bank of New York.

Index No.	Description

10.6(5)

Second Amendment to Security Agreement dated as of February 6, 2003 among Herbst Gaming, Inc. and its subsidiaries and The Bank of New York (included as part of the Third Supplemental Indenture at Exhibit 4.4).

10.7(1)	Collateral Assignment of Contracts and Documents dated August 24, 2001 by Herbst Gaming, Inc. and certain guarantors in favor of The Bank of New York, as trustee.

10.8(1)	Pledge and Security Agreement (Herbst Gaming, Inc.) dated August 24, 2001 by Herbst Gaming, Inc. in favor of The Bank of New York, as trustee.

10.9(1)	Pledge and Security Agreement (E-T-T, Inc.) dated August 24, 2001 by E-T-T, Inc. in favor of The Bank of New York, as trustee.

10.10(1)	Pledge and Security Agreement (Edward, Tim and Troy Herbst) dated August 24, 2001 by Edward J. Herbst, Timothy P. Herbst, and Troy D. Herbst in favor of The Bank of New York, as trustee.

10.11(1)

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (4100 Paradise Road) dated August 24, 2001, and made by Flamingo Paradise Gaming, LLC to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.

10.12(2)	First Amendment to Deed of Trust dated as of August 23, 2002 among Flamingo Paradise Gaming, LLC and The Bank of New York.

10.13(5)	Second Amendment to Deed of Trust dated as of February 6, 2002 among Flamingo Paradise Gaming, LLC and The Bank of New York (included as part of the Third Supplemental Indenture at Exhibit 4.4).

10.14(1)

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Terrible’s Casino & Bowl) dated August 24, 2001, and made by Market Gaming, Inc. to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.

10.15(5)

First Amendment to Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Terrible’s Casino & Bowl) dated February 6, 2003 (included as part of the Third Supplemental Indenture at Exhibit 4.4).

10.16(1)

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (5870 S. Homestead Road) dated August 24, 2001, and made by E-T-T Enterprises L.L.C. to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.

10.17(5)

First Amendment to Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (5870 S. Homestead Road) dated February 6, 2003 (included as part of the Third Supplemental Indenture at Exhibit 4.4).

10.18(1)

Leasehold Deed of Trust, Security Agreement and Fixture Filing (Warehouse Property) dated August 24, 2001, and made by E-T-T Enterprises L.L.C. to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.

10.19(5)	First Amendment to Leasehold Deed of Trust, Security Agreement and Fixture Filing (Warehouse Property) dated February 6, 2003 (included as part of the Third Supplemental Indenture at Exhibit 4.4).

Index No.	Description

10.20(1)

Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Terrible’s Casino & Bowl) dated August 24, 2001, and made by Market Gaming, Inc. to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.

10.21(5)

First Amendment to Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Terrible’s Casino & Bowl) dated February 6, 2003 (included as part of the Third Supplemental Indenture at Exhibit 4.4).

10.22(1)

Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (771 S. Nevada Highway) dated August 24, 2001, and made by E-T-T, Inc. to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.

10.23(5)

First Amendment to Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (771 S. Nevada Highway) dated February 6, 2003 (included as part of the Third Supplemental Indenture at Exhibit 4.4).

10.24(5)

Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Terrible’s Searchlight Casino) dated February 7, 2003, and made by E-T-T, Inc. to National Title Co., as trustee, for the benefit of The Bank of New York, as beneficiary.

10.25++ (7)	Gaming Devices License Agreement dated October 26, 2004 by and between The Vons Companies, Inc. and Market Gaming, Inc.

10.26+(1)	License Agreement (Gaming Devices) dated September 16, 1998 by and between Albertson’s, Inc. and Cardivan Company.

10.27+(1)	Settlement Agreement dated November 18, 1999 among Cardivan Company, Corral United, Inc., Jackpot Enterprises Inc. and Albertson’s Inc.

10.28+(1)	First Amendment to Settlement Agreement dated December 22, 1999 among Cardivan Company, Corral United, Inc., Jackpot Enterprises Inc. and Albertson’s, Inc.

10.29+(1)	License Agreement dated April 24, 1997 between American Drug Stores, Inc. and Cardivan Company.

10.30+(1)	License Agreement dated April 24, 1997 between American Drug Stores, Inc. and Corral United, Inc.

10.31+(1)	License Agreement dated March 12, 1999 between Rite Aid Corporation and Cardivan Company.

10.32+(1)	First Amendment to Cardivan License Agreement dated March 27, 2000 between Rite Aid Corporation and Cardivan Company.

10.33+(1)	License Agreement dated March 12, 1999 between Rite Aid Corporation and Corral Coin, Inc.

10.34+(1)	First Amendment to Corral Coin License Agreement dated March 27, 2000 between Rite Aid Corporation and Corral Coin, Inc.

Index No.	Description

10.35+(1)	Gaming Devices License Agreement dated December 20, 1999 by and between Terrible Herbst, Inc. and E-T-T, Inc.

10.36(1)	Amendment to Gaming Device License Agreement dated May 2001 by and between E-T-T, Inc. and Terrible Herbst, Inc.

10.37+(1)	Agreement dated May 1, 1998 by and between Kmart Corporation and Cardivan Company.

10.38+(1)	License Agreement dated April 24, 1997 between Lucky Stores, Inc. and Cardivan Company.

10.39+(5)	Lease and Sublease Agreement dated July 28, 1993, by and between Smith’s Food & Drug Centers, Inc. and Anchor Coin, as amended.

10.40(5)	Hold Harmless Agreement dated as of September 2, 1993 executed by Anchor Coin in favor of Smith’s Food & Drug Centers, Inc.

10.41+(5)	Letter Agreement and Consent to Assignment dated January 16, 2003.

10.42(1)	Lease Agreement dated July 1, 1997 by and between The Herbst Family Limited Partnership II and E-T-T Enterprises, L.L.C.

10.43(1)	Lease Agreement dated July 1, 1996 by and between The Herbst Family Limited Partnership and E-T-T, Inc.

10.44(1)	Lease extension dated April 30, 2001 between The Herbst Family Limited Partnership and E-T-T, Inc.

10.45(1)	Lease dated September 3, 1993 between The 1993 Samuel Josephson Revocable Family Trust and Phoenix Associates.

10.46(1)	Agreement for Sale dated August 1, 1995 between Phoenix Associates and Market Gaming, Inc.

10.47(5)	Lease Agreement dated November 27, 2002 by and between Herbst Grandchildren’s Trust and Herbst Gaming, Inc.

10.48(5)	Lease dated June 2002 by and between Centennial Acquisitions, LLC and Terrible Herbst, Inc.

10.49(5)	Amendment to Lease dated July 30, 2002 by and between Centennial Acquisitions, LLC and Terrible Herbst, Inc.

10.50(5)	Lease Agreement dated July 1, 2002 by and between Terrible Herbst, Inc. and E-T-T, Inc.

10.51(1)	Employment Agreement with Edward J. Herbst dated August 1, 2001.

10.52(1)	Employment Agreement with Mary E. Higgins dated August 1, 2001.

10.53(1)	Form of Executive Compensation and Bonus Plan.

10.56(5)	Code of Ethics.

Index No.	Description

10.57(7)	Purchase Agreement dated as of November 5, 2004 by and among Herbst Gaming, Inc., the guarantors identified therein and Lehman Brothers Inc.

10.58(7)	Amended and Restated Credit Agreement dated as of October 8, 2004 by and among Herbst Gaming, Inc., Bank of America, N.A., as administrative agent and the other lending parties thereto.

10.59(7)	Security Agreement dated as of June 10, 2004 by and among Herbst Gaming, Inc, the grantors identified therein and Bank of America, N.A.

10.60(7)

Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Las Vegas Hotel/Casino Facility) dated June 10, 2004, and made by Flamingo Paradise Gaming, LLC to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.61(7)

Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Henderson Facility) dated June 10, 2004, and made by Market Gaming, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.62(7)

Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Terrible’s Lakeside Casino) dated June 10, 2004, and made by E-T-T Enterprises L.L.C. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.63(7)

Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Russell Avenue Sublease) dated June 10, 2004, and made by E-T-T, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.64(7)

Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Russell Avenue Lease) dated June 10, 2004, and made by E-T-T Enterprises L.L.C. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.65(7)

Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Terrible Lakeside Casino) dated June 10, 2004, and made by E-T-T, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.66(7)

Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Terrible’s Town Pahrump) dated June 10, 2004, and made by E-T-T, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.67(7)

Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Searchlight, Nevada Casino) dated June 10, 2004, and made by E-T-T, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.68(7)

Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Henderson Facility) dated June 10, 2004, and made by Market Gaming, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.69(7)

Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Training Center Lease) dated June 10, 2004, and made by Herbst Gaming, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.70(7)	Guaranty, dated June 10, 2004, made by Flamingo Paradise Gaming, LLC in favor of Bank of America, N.A., for the benefit of each lender party to the Credit Agreement.

Index No.	Description

10.71(7)	Guaranty, dated June 10, 2004, made by Market Gaming, Inc. in favor of Bank of America, N.A., for the benefit of each lender party to the Credit Agreement.

10.72(7)	Guaranty, dated June 10, 2004, made by E-T-T, Inc. in favor of Bank of America, N.A., for the benefit of each lender party to the Credit Agreement.

10.73(7)	Guaranty, dated June 10, 2004, made by E-T-T Enterprises L.L.C. in favor of Bank of America, N.A., for the benefit of each lender party to the Credit Agreement.

10.74(7)

Guaranty, dated June 10, 2004, made by Cardivan Company, Corral Coin, Inc., and Corral Country Coin, Inc. in favor of Bank of America, N.A., for the benefit of each lender party to the Credit Agreement.

10.75(7)	Form of Term Note, dated June 10, 2004, made by Herbst Gaming, Inc. to lenders with respect to the term commitments under the Credit Agreement.

10.76(7)	Form of Swing Line Note, dated June 10, 2004, made by Herbst Gaming, Inc. to lenders with respect to swing line loans made under the Credit Agreement.

10.77(7)	Form of Revolving Note, dated June 10, 2004, made by Herbst Gaming, Inc. to lenders with respect to the revolving commitment under the Credit Agreement.

10.79(7)	Deposit Escrow Agreement, dated July 20, 2004, made by and between Mark Twain Casino, L.L.C., Herbst Gaming, Inc. and Lawyers Title of Arizona.

10.81(7)	Deposit Escrow Agreement, dated July 20, 2004, made by and between St. Joseph Riverboat Partners, Herbst Gaming, Inc. and Lawyers Title of Arizona.

10.83(7)	Deposit Escrow Agreement, dated July 20, 2004, made by Southern Iowa Gaming Company, Herbst Gaming, Inc. and Lawyers Title of Arizona.

10.84(7)	Form of Indemnity Escrow Agreement made by and between Southern Iowa Gaming Company, St. Joseph Riverboat Partners, Mark Twain Casino, L.L.C., Herbst Gaming, Inc. and Lawyers Title of Arizona.

10. 85*	Term Joinder Agreement dated as of January 31, 2005, among Herbst Gaming, Inc., Bank of America, N.A., as administrative agent and the other lending parties thereto.

10.86*

Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Buchanan County, MO) dated January 31, 2005, and made by HGI-St. Jo to Todd W. Griffee, Esq., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.87*

Fee and Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Lewis County, MO) dated January 31, 2005, and made by HGI-Mark Twin to Todd W. Griffee, Esq., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.88*	Mortgage, Assignment of Rents and Fixture Filing (Clarke County, IA) dated January 31, 2005, and made by HGI-Lakeside to Bank of America, N.A.

10.89*

First Amendment dated January 31, 2005 to Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Las Vegas Hotel/Casino Facility) made by Flamingo Paradise Gaming, LLC to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

Index No.	Description

10.90*

First Amendment dated January 31, 2005 to Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Terrible’s Lakeside Casino) made by E-T-T Enterprises L.L.C. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.91*

First Amendment dated January 31, 2005 to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Russell Avenue Sublease) made by E-T-T, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.92*

First Amendment dated January 31, 2005 to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Russell Avenue Lease) made by E-T-T Enterprises L.L.C. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.93*

First Amendment dated January 31, 2005 to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Terrible Lakeside Casino) made by E-T-T, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.94*

First Amendment dated January 31, 2005 to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Terrible’s Town Pahrump) made by E-T-T, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.95*

First Amendment dated January 31, 2005 to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Searchlight, Nevada Casino) made by E-T-T, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.96*

First Amendment dated January 31, 2005 to Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Henderson Facility) made by Market Gaming, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.97*

First Amendment dated January 31, 2005 to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Training Center Lease) made by Herbst Gaming, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.98*

First Amendment dated January 31, 2005 to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Training Center Lease) made by Market Gaming, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21.1(9)	Subsidiaries of Herbst Gaming, Inc.

31.1*	Certification of Edward J. Herbst under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mary E. Higgins under Section 302 of the Sarbanes-Oxley Act of 2002.

Index No.	Description

32.1*	Certifications of Edward J. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                                                                 Confidential Treatment for a portion of this document has been granted pursuant to Rule 406 under the Securities Act. The omitted portions have been separately filed with the Commission.

++                                                          Confidential Treatment for a portion of this document has been requested pursuant to Rule 406 under the Securities Act. The omitted portions have been separately filed with the Commission.

(1)                                                          Incorporated herein by reference from our registration statement on Form S-4 (SEC No. 333-71094), Part II, Item 21.

(2)                                                          Incorporated herein by reference from our quarterly report on Form 10-Q filed with the SEC on November 14, 2002.

(3)                                                          Incorporated herein by reference from our annual report on Form 10-K/A filed with the SEC on April 9, 2002.

(4)                                                          Incorporated herein by reference from our current report on Form 8-K filed with the SEC on March 10, 2003.

(5)                                                          Incorporated herein by reference from our annual report on Form 10-K filed with the SEC on March 24, 2003.

(6)                                                          Incorporated herein by reference from our annual report on Form 10-K/A filed with the SEC on May 20, 2004.

(7)                                                          Incorporated herein by reference from our registration statement on Form S-4 (SEC No. 333-118068-05).

(8)                                                          Incorporated herein by reference from our current report on Form 8-K filed with the SEC on November 23, 2004.

(9)                                                          Incorporated herein by reference from our registration statement on Form S-4 (SEC No. 333-122837).

*                                                                 Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBST GAMING, INC.

By:	/s/ Edward J. Herbst
Name:	Edward J. Herbst
Title:	Chairman of the Board, Chief
Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Edward J. Herbst	Chairman of the Board, Chief Executive	March 30, 2005
Edward J. Herbst	Officer and President (Principal Executive Officer)

/s/ Mary E. Higgins		March 30, 2005
Mary E. Higgins	Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ Timothy P. Herbst	Executive Vice President and Director	March 30, 2005
Timothy P. Herbst

/s/ Troy D. Herbst	Executive Vice President, Secretary,	March 30, 2005
Troy D. Herbst	Treasurer and Director

/s/ John N. Brewer	Director	March 30, 2005
John N. Brewer

/s/ John F. O’Reilly	Director	March 30, 2005
John F. O’Reilly

S-1