Form 10-Q
period 2005-03-31
HERBST GAMING INC
filed 2005-05-16
CIK 1160294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2005
OR
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

FORM 10-Q

i

PART I. — FINANCIAL INFORMATION

ITEM 1.                                   FINANCIAL STATEMENTS.

HERBST GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2004	March 31, 2005
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$138,172	$78,242
Restricted cash	—	2,591
Accounts receivable, net	1,281	1,774
Notes and loans receivable	411	731
Prepaid expenses	5,182	6,991
Inventory	1,080	1,210

Total current assets	146,126	91,539
Property and equipment, net	107,205	171,227
Lease acquisition costs, net	51,394	49,173
Goodwill	—	207,482
Due from related parties	161	249
Other assets, net	13,545	14,897

Total assets	$318,431	$534,567

Liabilities and stockholders’ deficiency
Current liabilities
Current portion of long-term debt	$154	$1,143
Accounts payable	5,733	9,455
Accrued expenses	8,896	20,789
Due to related parties	36	—

Total current liabilities	14,819	31,387
Long-term debt, less current portion	333,258	518,264
Other liabilities	1,118	1,157
Commitments and contingencies

Stockholders’ deficiency
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
Accumulated deficit	(34,763)	(20,240)

Total stockholders’ deficiency	(30,764)	(16,241)

Total liabilities and stockholders’ deficiency	$318,431	$534,567

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2004	2005
	(in thousands)
Revenues
Route operations	$68,951	$81,519
Casino operations
Nevada	22,826	24,707
Other states	—	22,448
Other	823	1,337
Total revenues	92,600	130,011
Promotional allowances – Route	(116)	(38)
Promotional allowances – Casino
Nevada	(2,841)	(3,107)
Other states	—	(1,310)

Net revenues	89,643	125,556

Costs and expenses
Route operations	54,526	61,627
Casino operations
Nevada	13,811	14,558
Other states	—	14,184
Depreciation and amortization	6,634	7,780
General and administrative	3,445	3,628
Total costs and expenses	78,416	101,777
Income from operations	11,227	23,779

Other income (expense)
Interest income	51	274
Interest expense, net of capitalized interest	(5,792)	(7,906)
Total other expense	(5,741)	(7,632)
Net income	$5,486	$16,147

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ DEFICIENCY
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands)
Balance, January 1, 2005	$2,368	$1,631	$(34,763)	$(30,764)

Stockholders’ distributions	—	—	(1,624)	(1,624)

Net income	—	—	16,147	16,147

Balance, March 31, 2005	$2,368	$1,631	$(20,240)	$(16,241)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2004	2005
	(in thousands)
Cash flows from operating activities
Net income	$5,486	$16,147
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,634	7,780
Debt discount amortization	11	36
Gain (loss) on sale of property and equipment	(39)	(1)
Decrease (increase) in
Restricted cash	—	(619)
Accounts receivable	245	(436)
Prepaid expenses	354	(863)
Inventory	(21)	40
Other assets	—	(4)
Due from related parties	205	(88)
Increase (decrease) in
Accounts payable	496	2,274
Accrued expenses	(5,306)	8,627
Due to related parties	—	(36)
Other liabilities	37	39
Net cash provided by operating activities	8,102	32,896
Cash flows from investing activities
Net cash paid for Grace Acquisition	—	(266,430)
Additions to notes receivable	(300)	(582)
Collection on notes receivable	141	298
Proceeds from sale of property and equipment	106	49
Purchases of property and equipment	(3,567)	(8,415)
Lease acquisition costs	(249)	(301)
Net cash used in investing activities	(3,869)	(275,381)
Cash flows from financing activities
Proceeds from long-term debt	—	186,000
Reduction of long-term debt	(43)	(41)
Loan origination fees	(38)	(1,780)
Stockholders’ distributions	(2,250)	(1,624)
Net cash provided by (used in) financing activities	(2,331)	182,555
Net (decrease) increase in cash and cash equivalents	1,902	(59,930)
Cash and cash equivalents
Beginning of period	54,030	138,172
End of period	$55,932	$78,242
Supplemental cash flow information
Cash paid during the period for interest	$11,556	$1,200
Supplemental schedule of non-cash investing and financing activities
Purchase of property and equipment financed through accounts payable	$833	$2,229
Grace Acquisition:
Fair value of assets and liabilities acquired
Restricted cash	$—	$1,972
Current assets, other than cash	—	1,173
Property and equipment	—	59,069
Goodwill	—	207,482
Other liabilities	—	(3,266)
Cash paid, net of cash acquired	$—	$266,430

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Principles of Consolidation—The accompanying interim condensed consolidated financial statements of Herbst Gaming, Inc. (“Herbst” or the “Company”) include the accounts of Herbst and its subsidiaries:  E-T-T, Inc. and Subsidiaries (“E-T-T”), Market Gaming, Inc. (“MGI”), E-T-T Enterprises L.L.C. (“E-T-T Enterprises”), Flamingo Paradise Gaming, LLC (“FPG”), HGI-St. Jo (“HSJ”), HGI-Mark Twain (“HMT”) and HGI-Lakeside (“HL”).  The financial statements of E-T-T are consolidated and include the following wholly-owned subsidiaries:  Cardivan Company, Corral Coin, Inc., and Corral Country Coin, Inc.

All significant intercompany balances and transactions between Herbst, E-T-T, MGI, E-T-T Enterprises, FPG, HSJ, HMT and HL have been eliminated in the consolidated financial statements.

The Company conducts business in the gaming industry and generates revenue principally from gaming machine route operations and casino operations.  Gaming machine route operations involve the installation, operation, and service of gaming machines owned by the Company that are located in licensed, leased, or subleased space in retail stores (supermarkets, convenience stores, etc.), bars, and restaurants throughout the State of Nevada.  The Company owns and operates Terrible’s Hotel & Casino in Las Vegas, Nevada, Terrible’s Town Casino & Bowl (Henderson) in Henderson, Nevada, Terrible’s Searchlight in Searchlight, Nevada, Terrible’s Town Casino and Terrible’s Lakeside Casino & RV Park, both of which are located in Pahrump, Nevada, a community 60 miles west of Las Vegas and, as of February 1, 2005, the Lakeside Casino Resort in Osceola, Iowa, the Mark Twain Casino in LaGrange, Missouri and the St. Jo Frontier Casino in St. Joseph, Missouri.

The gaming industry in the states of Nevada, Missouri and Iowa are subject to extensive state and local government regulation. The Company’s gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada Gaming Control Board, the Iowa Racing and Gaming Commission, and the Missouri Gaming Commission (the “MGC”), as well as various state and local jurisdictions.

Interim Financial Statements —The accompanying financial statements for the three months ended March 31, 2004 and 2005, are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results of the interim periods.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.  These accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2004.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Significant estimates incorporated into our consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated fair value of assets and liabilities acquired in conjunction with the acquisition of the three casinos from Grace Entertainment, Inc. and estimated cash flows in assessing the recoverability of long-lived assets.  Actual results could differ from those estimates.

Restricted Cash— HSJ and HMT are required, under the regulations of the MGC, to maintain a balance of cash or short-term investments in amounts at least equal to the previous month’s average daily payout to patrons, multiplied by seven. Additionally, certain depository accounts are maintained for gaming and admission tax remittal.  As of March 31, 2005, the minimum cash balance requirement was $2,590,755 and is presented as “Restricted cash” in the accompanying balance sheets.

Goodwill—The Company has approximately $207,482,000 in goodwill in its consolidated balance sheet as of March 31, 2005 resulting from its acquisition of the Grace assets described in footnote 2 below.  The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.  The estimated fair values are based on an independent appraisal and estimates made by management.  To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

An accounting standard adopted in 2002 requires a review at least annually of goodwill for impairment.  The Company will complete its annual assessment for impairment in the fourth quarter of each year.  The annual evaluation of goodwill requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value.  Changes in forecasted operations can materially affect these estimates.  Once an impairment of goodwill or other tangible assets has been recorded, it cannot be reversed.

2.                                      GRACE ACQUISITION

On February 1, 2005, the Company consummated the purchase of assets from Grace Entertainment, Inc., consisting of three casinos for an aggregate amended cash purchase price of approximately $266.8 million (the “Grace Acquisition”). The purchase price does not include approximately $10.0 million in fees associated with the consummation of the Grace Acquisition that are included in the table below. The Grace Acquisition allows the Company to expand its casino operations segment to stable and relatively protected markets outside of southern Nevada with casinos that it believes have significant upside potential. The Grace assets consist of the Lakeside Casino Resort, located in Osceola, Iowa, or Lakeside Iowa, which contains 921 slot machines, 31 table games and an adjacent 60 room all-suite hotel, the Mark Twain Casino, located in LaGrange, Missouri, or Mark Twain, which contains 505 slot machines and 17 table games, and the St. Jo Frontier Casino, located in St. Joseph, Missouri, or St. Jo, which contains 487 slot machines and 15 table games. The Company used proceeds from a $170.0 million 7% senior subordinated notes offering along with borrowings under its amended and restated credit facility to fund the purchase price of the Grace Acquisition. The purchase price for Lakeside Iowa was approximately $160.8 million, which was changed on January 25, 2005 as a result of lower than expected recent operating results at Lakeside Iowa.  The purchase price for Mark Twain was approximately $56.5 million and for St. Jo was approximately $49.5 million. The Grace Acquisition was recorded under the purchase method of accounting and the results of operations of the Grace assets have been included in the Company’s consolidated results following the date of acquisition.

The allocation of the amended purchase price, which is subject to change based on a final valuation of the assets acquired and liabilities assumed as of the closing date of the acquisition, is as follows:

                        Estimated Fair Market Value of assets acquired (in thousands) net of non-restricted cash

Restricted cash	$1,972
Inventory	170
Receivables	57
Prepaid	946
Property, plant and equipment	59,069
Intangibles	207,482

                        Estimated Fair Market Value of liabilities assumed (in thousands)

Accrued expenses	(3,266)
Total cash purchase price	$266,430

The table below reflects unaudited pro forma consolidated results of the Company as if the Grace Acquisition had taken place at January 1, 2004 (dollars in thousands).

	Three months ended	Three months ended
	March 31, 2004	March 31, 2005
	Pro Forma	Pro Forma
Net Revenues	$118,202	$133,642
Income from operations	$20,204	$25,633
Net income	$10,529	$16,538

In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of the earliest period presented.

3.                                      BUSINESS SEGMENTS

The Company operates through two business segments—slot route operations and casino operations.  The slot route operations involve the installation, operation, and service of slot machines at strategic, high traffic non-casino locations, such as grocery stores, drug stores, convenience stores, bars, and restaurants.  Casino operations are broken into geographic segments: casinos located in Nevada and casinos located in other states.  The Company has five casinos located in Nevada: Terrible’s Town Casino in Henderson, Nevada, Terrible’s Searchlight in Searchlight, Nevada, Terrible’s Town Casino and Terrible’s Lakeside Casino, both of which are located in Pahrump, Nevada, and Terrible’s Hotel & Casino in Las Vegas, Nevada.  The Company has three casinos located in other states:  the Lakeside Casino Resort in Osceola, Iowa, the Mark Twain Casino in LaGrange, Missouri and the St. Jo Frontier Casino in St. Joseph, Missouri.

Net revenues, income from operations, depreciation and amortization and EBITDA for these segments are as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2004	2005
Net revenues
Slot route operations	$68,835	$81,481
Casino operations
Nevada	19,985	21,600
Other states	—	21,138
Other operations – non gaming	823	1,337
Total net revenues	$89,643	$125,556
Income from segment operations (excluding general and administrative expense)
Slot route operations	$9,291	$14,762
Casino operations
Nevada	4,666	5,449
Other states	—	6,255
Total income from segment operations	13,957	26,466
Other	(2,730)	(2,687)
Total income from operations	$11,227	$23,779

Depreciation and amortization
Slot route operations	$5,018	$5,092
Casino operations
Nevada	1,508	1,593
Other states	—	699
Other	108	396
Total depreciation and amortization	$6,634	$7,780

Segment EBITDA (2)
Slot route operations	$14,309	$19,854
Casino operations
Nevada	6,174	7,042
Other states	—	6,954
Total segment EBITDA (2)	20,483	33,850
Other and corporate (1)	(2,571)	(2,017)
Depreciation and amortization	(6,634)	(7,780)
Interest expense, net of capitalized interest	(5,792)	$(7,906)
Net income	$5,486	$16,147

(1)          Represents non-gaming revenues, general and administrative expenses and interest income.

(2)          Segment EBITDA is used by management to measure segment profits and losses and consists of income from segment operations plus depreciation and amortization and is calculated before allocation of overhead.

4.                                      LEASE ACQUISITION COSTS

Significant incremental costs associated with the acquisition of location leases are capitalized and amortized using the straight-line method over the term of the related leases, including expected renewals, which range from 1 to 20 years.  Lease acquisition costs are started at cost less accumulated amortization as follows:

	As of December 31, 2004		As of March 31, 2005
(dollars in thousands)
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Lease acquisition costs	$78,029	$26,635	$78,302	$29,129

The aggregate amortization expense for the three months ended March 31, 2004 and 2005 was $2,512,244 and $2,521,994, respectively.

Estimated amortization expense for the nine months ended December 31, 2005, and the twelve months ended December 31, 2006, 2007, 2008, 2009 and 2010 is $7,480,000, $9,733,000, $9,593,000, $8,847,000, $6,450,000, and $6,280,000 respectively.

5.                                      OTHER TAXES

Individual states tax gaming revenues for casinos.  Each of the states in which we operate taxes gaming revenues on a sliding scale based on certain revenue levels.  The highest incremental tax rate in Nevada is 6¾%, in Iowa is 22% and in Missouri is 20%.  In addition, Missouri and Iowa both charge an admission fee of $2.00 per patron.

6.                                      LONG-TERM DEBT

Long-term debt consists of the following (dollars in thousands):

	December 31,	March 31,
	2004	2005

Revolving credit facility secured by assets of the Company. The line of credit bears interest at a floating rate set forth in the related agreement (5.1% at March 31, 2005)	$—	$86,000
Term loan secured by assets of the Company. The notes bear interest at a floating rate set forth in the related agreement (4.9% at March 31, 2005)	—	100,000
Senior notes secured by assets of the Company. The notes bear interest at 10¾% per annum, payments are due on March 1 and September 1, commencing on March 1, 2003. The notes mature on September 1, 2008	4,068	4,068
8 1/8% senior subordinated notes due June 1, 2012 with interest paid semi-annually on June 1 and December 1, including original issue discount of $1,065	158,935	158,970
7% senior subordinated notes due November 1, 2014 with interest paid semi-annually on May 15 and November 15	170,000	170,000
Notes payable to leasing company secured by vehicles, payable in monthly installments of $4, including interest ranging from 4.9% to 5.3%, due at varying dates from June 2005 to July 2009	409	369
Total debt	333,412	519,407
Less current portion	154	1,143
Total long-term debt	$333,258	$518,264

10¾% Senior Secured Notes

On August 24, 2001, the Company issued (under a private placement) $170.0 million in 10¾% senior secured notes due September 1, 2008 (the “2001 10¾% notes”).

In February 2003, the Company issued $47.0 million in additional notes under the indenture governing the 2001 10¾% notes (the “2003 10¾% notes”, and together with the 2001 10¾% notes, collectively, the “10¾% notes”).  The proceeds of the issuance of the 2003 10¾% notes were used to purchase the slot route assets of Anchor Coin.  The 2003 10¾% notes mature on September 1, 2008.

In 2004, the Company successfully completed the tender offer for $210.9 million principal amount of the 10¾% notes, and in connection with the tender offer successfully solicited consents to eliminate substantially all of the restrictive covenants and certain events of default from the indenture governing the 10¾% notes.  The Company is in compliance with the remaining covenants as of March 31, 2005.  In connection with the retirement of 97% of the 10¾% notes, the Company recorded a loss on the early retirement of debt of $38.0 million. The loss consisted of $31.3 million in debt prepayment premiums and $6.7 million in unamortized loan fees.

8 1/8% Senior Subordinated Notes

On June 11, 2004, the Company issued $160 million in 8½% senior subordinated notes due June 1, 2012 (the “8 1/8 % notes”).

The proceeds from the 8 1/8% notes, along with the amended credit facility were used to retire 97% of its outstanding 10¾% notes for $242.1 million and to pay a $15.0 million dividend to shareholders. Fees of $5.9 million associated with the 8 1/8% notes and amended credit facility are included in other assets at March 31, 2005 and are being amortized over the life of the indebtedness.

The indenture under which the 8 1/8% notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on certain payments such as dividends. The Company is in compliance with these covenants as of March 31, 2005.

7% Senior Subordinated Notes

On November 22, 2004, the Company issued (under a private placement) $170 million in 7% senior subordinated notes due November 15, 2014 (the “7% notes”).

The proceeds from the 7% notes, along with borrowings under the amended credit facility were used to finance the acquisition of the Grace Entertainment assets in February 2005. Estimated fees of $5.8 million associated with the 7% notes and amended credit facility are included in other assets at March 31, 2005 and are being amortized over the life of the indebtedness.

The indenture under which the 7% notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on certain payments such as dividends. The Company is in compliance with these covenants as of March 31, 2005.

In February 2005, the Company filed a Form S-4 registration statement with the SEC for the purpose of effecting the exchange of the 7% notes for identical notes registered for resale under the federal securities laws. This registration statement became effective in April 2005 and it is expected that the exchange offer will be consummated in May 2005.

The Company’s senior notes are guaranteed by E-T-T, Inc., Cardivan Company, Corral Coin, Inc., Corral Country Coin, Inc., Corral Coin, Inc., E-T-T Enterprises L.L.C., Market Gaming, Inc., Flamingo Paradise Gaming, LLC, HL, HSJ and HMT, each of which are 100 percent-owned subsidiaries of Herbst Gaming, Inc. (collectively, the “subsidiary guarantors”). Condensed consolidating financial information with respect to the subsidiary guarantors is not provided because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and there are no other material subsidiaries of the Company other than the subsidiary guarantors.

Credit Facilities

On October 8, 2004, the Company amended and restated the senior secured credit facility it entered into on June 10, 2004 (the “amended credit facility”). The amendment provided for a $175 million revolving credit facility and included the ability to incur a $100 million term loan for the acquisition of the Grace Entertainment assets.  In February of 2005, the $100 million term loan was drawn and used for the Grace Acquisition. Additionally the Company utilized $86 million from its revolving credit facility for the remaining amounts needed to consummate the purchase of the Grace assets.

Borrowings under the amended credit facility bear interest, selected monthly at the Company’s option, at a premium over the base rate or the one-, two-, three-, or six-month Eurodollar Rate (“Eurodollar”). The premium depends on a leverage ratio and can vary, if determined by reference to the base rate, between 0.25% and 1.75% and, if determined by reference to Eurodollar, between 1.5% and 3.0%. As of March 31, 2005, using the one-month Eurodollar option, the premium over Eurodollar was 2.0%. The Company incurs a commitment fee, payable quarterly in arrears, on the unused portion of the senior secured credit facility. This fee varies depending on a leverage ratio and can vary between 0.30% and 0.50% per annum. As of March 31, 2005, the fee was 0.40% per annum times the average unused portion of the facility.

The amended credit facility contains various limitations and restrictions, including with respect to leverage covenants (both senior and total) as well as a minimum fixed charge coverage ratio. The Company is in compliance with these covenants as of March 31, 2005.

Long-term debt is expected to mature as follows (dollars in thousands):

March 31, 2005

2005	$1,143
2006	1,117
2007	1,087
2008	5,086
2009	87,003
Thereafter	423,971
Total	$519,407

7.                                      COMMITMENTS AND CONTINGENCIES

At March 31, 2005, the Company has noncancelable location license agreements for space leases at groups of affiliated stores that expire on various dates from 2005 through 2011, with certain options for renewal. Revenues from gaming machines in these stores accounted for approximately 35 percent of the Company’s total revenues for the quarter ended March 31, 2005.

Rent expense related to noncancelable leases with terms exceeding one year was $18,329,000 for the quarter ending March 31, 2005 and  $55,998,000, $67,111,000 and $72,227,583 for the years ended December 31, 2002, 2003 and 2004, respectively.

Pursuant to the Grace Acquisition, HMT assumed a franchise and lease agreement for a river dock entered into by the predecessor of Mark Twain Casino L.L.C., the previous owner of Mark Twain, with the City of LaGrange, Missouri in May 1995.  The five year lease agreement requires $200,000 annual payments.  HMT has the option to renew this lease for up to four additional five year terms.  Total lease expense under this lease for the three months ended March 31, 2005 was $33,334.

Pursuant to the Grace Acquisition, HL assumed an agreement and lease entered into by Southern Iowa Gaming Company, the previous owner of Lakeside Iowa, with the City of Osceola, Iowa and the Osceola Water Works Board of Trustees (the “Board”), relating to certain real estate surrounding West Lake and the use of West Lake in the operation of Lakeside Iowa’s excursion gambling boat.  The agreement and lease is for five years commencing May 20, 1999 with nine options to extend for additional five year terms.  The initial lease term expired in May 2004, and was renewed for an additional five year term.  The lease requires HL to pay the Board $12,500 per month.  The monthly installments will increase each year by 1 percent until termination of the lease.  Total water rights expense for the three months ended March 31, 2005 was $25,000.

Future minimum lease payments under noncancelable operating leases and location license agreements are as follows (dollars in thousands):

2005	$68,482
2006	67,277
2007	67,186
2008	40,061
2009	30,166
Thereafter	42,416
Total	$315,588

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

ITEM 2.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a gaming company that owns and operates approximately 10,500 slot machines located in Nevada, Iowa and Missouri as of March 31, 2005. We have two business segments, our route operations, which involve the exclusive installation and operation of approximately 6,800 slot machines as of March 31, 2005, in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants throughout the state of Nevada. The other segment of our business is our casino segment in which we own and operate five casinos in Nevada including Terrible’s Hotel & Casino in Las Vegas and as of February 1, 2005, three Casinos located outside of Nevada, with one in Iowa and two in Missouri.

On February 1, 2005, we consummated the purchase of assets consisting of three casinos from Grace Entertainment, Inc. for an amended aggregate cash purchase price of approximately $266.8 million. The Grace Acquisition allows us to expand our casino operations segment to stable and relatively protected markets outside of southern Nevada with casinos that we believe have significant upside potential. The Grace assets consist of the Lakeside Casino Resort, located in Osceola, Iowa, or Lakeside Iowa, which contains 921 slot machines, 31 table games and an adjacent 60 room all-suite hotel, the Mark Twain Casino, located in LaGrange, Missouri, or Mark Twain, which contains 505 slot machines and 17 table games, and the St. Jo Frontier Casino, located in St. Joseph, Missouri, or St. Jo, which contains 487 slot machines and 15 table games. We used proceeds from a $170.0 million

7% senior subordinated notes offering along with borrowings under our amended and restated credit facility to fund the purchase price of the Grace Acquisition. The purchase price for Lakeside Iowa was approximately $160.8 million, which was changed on January 25, 2005 as a result of lower than expected recent operating results at Lakeside Iowa.  The purchase price for Mark Twain was approximately $56.5 million and for St. Jo was approximately $49.5 million.

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

Our revenues are primarily derived from gaming revenues, which include revenues from slot machines and table games.  Gaming revenues is generally defined as gaming wins less gaming losses.  Our largest component of revenues is from our slot machines.  Promotional allowances consist primarily of food and beverages furnished gratuitously to customers.  The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances.  We calculate income from operations as net revenues less total operating costs and expenses.  Income from operations represents only those amounts that relate to our operations and excludes interest income, interest expense, and other non-operating income and expenses.  Segment  EBITDA consists of income from segment operations plus depreciation and amortization, and is calculated before an allocation of overhead.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986.  Under those provisions, the owners of our Company pay income taxes on our taxable income.  Accordingly, a provision for income taxes is not included in our financial statements.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Route Operations

	Three months		Three months
	ended		ended
	March 31, 2004		March 31, 2005
		% of		% of
	$	revenue	$	revenue
	(dollars in thousands)
Slot route revenue	$68,951	100.0%	$81,519	100.0%
Promotional allowances	(116)	0.2	(38)	0.0
Direct expenses	(54,526)	79.0	(61,627)	75.6
EBITDA	14,309	20.8	19,854	24.4
Depreciation and amortization	(5,018)	7.3	(5,092)	6.2
Income from slot route operations	$9,291	13.5%	$14,762	18.2%

Route operations accounted for 63% of total revenues during the three months ended March 31, 2005.  This was a decrease from 74% of total revenues for the three months ended March 31, 2004, which specifically resulted from the addition to total revenues of the revenues of casinos acquired pursuant to the Grace Acquisition.  Total revenues from route operations were $81.5 million for the three months ended March 31, 2005, an increase of $12.5 million, or 18%, from $69.0 million for the three months ended March 31, 2004.  At March 31, 2005, we were operating approximately 6,800 slot machines, which is roughly the same as March 31, 2004.  The increase in route revenue in the first quarter of 2005 primarily reflects the tremendous growth of the Las Vegas market.

Route operating costs were $61.6 million, or 76%, of route revenues for the three months ended March 31, 2005.  This compares to $54.5 million and 79% of route revenues for the same period in 2004.  The increase in route operating expenses was primarily associated with the cost increases associated with revenue growth, such as participation expenses and promotions.

Route EBITDA (as defined) for the three months ended March 31, 2005 was $19.9 million, an increase of $5.6 million, or 39%, from $14.3 million for the three months ended March 31, 2004.  The increase in EBITDA was a result of the continued strength of the Las Vegas market.

Casino Operations

	Three months		Three months
	ended		ended
	March 31, 2004		March 31, 2005
		% of		% of
	$	revenue	$	revenue
	(dollars in thousands)
Casino revenue	$22,826	100.0%	$47,155	100.0%
Promotional allowances	(2,841)	12.4	(4,417)	9.4
Direct expenses	(13,811)	60.5	(28,742)	61.0
EBITDA	6,174	27.1	13,996	29.6
Depreciation and amortization	(1,508)	6.5	(2,292)	4.9
Income from casino operations	$4,666	20.5%	$11,704	24.7%

Casino operations accounted for 36% of total revenues for the three months ended March 31, 2005 and 25% of revenues for the three months ended March 31, 2004.  Total revenues derived from casino operations were $47.2 million for the three months ended March 31, 2005, an increase of $24.4 million, or 107%, from $22.8 million for the three months ended March 31, 2004. This increase was due to the inclusion of the results from the assets acquired in February 2005 pursuant to the Grace Acquisition, as well as growth from our existing operations. The following paragraphs divide the results from this segment geographically between Nevada and casinos in other states.

Casino Operations-Nevada

	Three months		Three months
	ended		ended
	March 31, 2004		March 31, 2005
		% of		% of
	$	revenue	$	revenue
	(dollars in thousands)
Casino revenue	$22,826	100.0%	$24,707	100.0%
Promotional allowances	(2,841)	12.4	(3,107)	12.6
Direct expenses	(13,811)	60.5	(14,558)	58.9
EBITDA	6,174	27.1	7,042	28.5
Depreciation and amortization	(1,508)	6.5	(1,593)	6.4
Income from casino operations	$4,666	20.5%	$5,449	22.1%

Nevada casino operations accounted for 19% of total Company revenues for the three months ended March 31, 2005 and 25% of total revenues for the three months ended March 31, 2004.  Revenues derived from Nevada casino operations were $24.7 million for the three months ended March 31, 2005, an increase of $1.9 million, or 8%, from $22.8 million for the three months ended March 31, 2004.  This increase in revenue was primarily due to increased customer play at Terrible’s Hotel & Casino in Las Vegas and our two casinos in Pahrump.

Nevada casino operating costs were $14.6 million, or 59%, of revenues for the three months ended March 31, 2005, compared to $13.8 million, or 61%, of  revenues for the three months ended March 31, 2004.  Operating expenses increased primarily in the areas of promotions and taxes.  The increase in expenses were generally in areas that helped to drive the increase in revenue, such as comps, slot club, payroll, and participation game fees.  Casino EBITDA (as defined) was $7.0 million for the three months ended March 31, 2005, an increase of $.8 million, or 13%, from $6.2 million from the three months ended March 31, 2004.

Casino Operations — Other states

	Three months		Three months
	ended		ended
	March 31, 2004		March 31, 2005
		% of		% of
	$	revenue	$	revenue
	(dollars in thousands)
Other state casino revenue	$—	—	$22,448	100.0%
Promotional allowances	—	—	(1,310)	5.8
Direct expenses	—	—	(14,184)	63.2
EBITDA	—	—	6,954	31.0
Depreciation and amortization	—	—	(699)	3.1
Income from casino operations	—	—	$6,255	27.9%

Casino operations in other states accounted for 17% of total company revenues for the three months ended March 31, 2005.  Total revenues derived from casino operations located in states other than Nevada were $22.4 million for the three months ended March 31, 2005.  Given the Grace Acquisition closed on February 1, 2005, the Company’s results reflect only two months of casino operations in states other than Nevada.

Other state casino operating costs were $14.2 million, or 63%, of revenues for the three months ended March 31, 2005.

Other Revenue

Other revenue consists of revenue items such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations.  Other revenues were $1.3 million for the three months ended March 31, 2005 compared to $0.8 million for the three months ended March 31, 2004.

Promotional Allowances

Promotional allowances were $4.5 million, or 3.4% of total revenues, for the three months ended March 31, 2005, an increase of $1.5 million, or 50%, from $3.0 million, or 3.2%, of total revenues for the three months ended March 31, 2004.  The increase was due to heavier promotional spending at the casinos, the inclusion of the new casino properties acquired pursuant to the Grace Acquisition as well as growth in promotional spending at our route locations.

Other Costs

	Three months		Three months
	ended		ended
	March 31, 2004		March 31, 2004
	% of		% of
	$ revenue		$ revenue
(dollars in thousands)
General and administrative	$3,445	3.7%	$3,628	2.8%
Depreciation and Amortization	$6,634	7.2%	$7,780	6.0%

General and administrative expenses, or G&A, were $3.6 million for the three months ended March 31, 2005, an increase of $0.2 million, or 6.0%, from $3.4 million for the three months ended March 31, 2004.  The increase was primarily due to overhead associated with the purchase of the casino assets of Grace Entertainment in February 2005.  G&A costs also increased due to costs associated with travel expenses and professional fees. G&A expenses as a percentage of revenue was 2.8% of the revenue for the first quarter of 2005 compared to 3.7% for the same period in 2004.

Depreciation and amortization expense was $7.8 million for the three months ended March 31, 2005, an increase of $1.2 million, or 18%, from $6.6 million for the three months ended March 31, 2004.  The increase was due primarily to the depreciation and amortization expenses associated with the acquired casino assets of Grace Entertainment.

Income from Operations

As a result of the factors discussed above, income from operations was $23.8 million for the three months ended March 31, 2005, an increase of $12.6 million from $11.2 million for the three months ended March 31, 2004.  As a percentage of total revenues, income from operations increased from 12.1% during 2004 to 18.3% during the same period in 2005.

Other Expenses

Other expense was $7.6 million for the three months ended March 31, 2005, an increase of $1.9 million from the three months ended March 31, 2004.  The increase in expenses was primarily due to higher interest expense as a result of the additional debt incurred for the financing of the Grace Acquisition. Total debt increased from $215.2 million to $519.4 million.

Net Income

Net income for the three months ended March 31, 2005 was $16.1 million.  This is an improvement of $10.6 million, or 193%, from a net income figure of $5.5 million recorded for three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

At March 31, 2005, we maintained $78.2 million in cash and equivalents.  We expect to fund our operations, debt service and capital needs from operating cash flow and cash on hand.  Based upon our anticipated future operations, we believe that cash on hand together with available cash flow, will be adequate to meet our anticipated working capital requirements, capital expenditures and scheduled payments of interest on the notes for at least the foreseeable future.  No assurances can be given, however, that our cash flow will be sufficient for that purpose.  There can be no assurance that our estimates of our cash needs are accurate or that new business developments or other unforeseeable events will not occur, resulting in the need to raise additional funds.

Operating Activities

During the three months ended March 31, 2005, operating activities provided $32.9 million in cash flows on $16.1 million in net income.  Net income for the three months ended March 31, 2005 included non-cash expenses (depreciation and amortization) of $7.8 million.

Investing Activities and Capital Expenditures

For the three months ended March 31, 2005, we had net cash used for investing activities of $275.4 million primarily related to the net cash used to purchase the casino assets of Grace Entertainment as well as capital spent for the refurbishment of gaming devices in such properties.

Capital expenditures for the remainder of 2005 are anticipated to be approximately $45.0 million. These funds will be primarily used for maintenance capital expenditures for the parking structure at Terrible’s Hotel and Casino in Las Vegas, as well as the refurbishment and renovation of the casinos acquired pursuant to the Grace Acquisition.

Financing Activities

Cash flows provided by financing activities were $182.6 million in the first three months of 2005. Proceeds from long term debt of $186.0 million were used to complete the financing of the Grace Acquisition in February 2005, as well as $1.6 million in shareholder distributions.

We maintain a $175.0 million amended and restated senior revolving credit facility due June 30, 2009, of which $89.0 million is available for future borrowings at March 31, 2005. In addition, pursuant to the terms of our amended credit facility, on January 31, 2005, we incurred an additional $100.0 million term loan in order to fund the Grace Acquisition. Interest accrues on borrowings under our amended credit facility based on a floating rate.

At March 31, 2005, our debt included approximately $4.1 million of our 10¾% senior secured notes due 2008 which we intend to redeem at the earliest optional redemption date, September 1, 2005, at a redemption price of 105.375% of the outstanding principal amount, approximately $158.9 million of indebtedness consisting of our 8 1/8% senior subordinated notes due 2012 and $170.0 million of indebtedness consisting of our 7% senior subordinated notes due 2014.

During the first two months of 2005, we utilized the proceeds of the $100.0 million term loan allowed under our amended credit facility and a draw down on our revolving credit facility to pay the purchase price for the Grace Acquisition and related fees and expenses.  After giving effect to the term loan, the Grace Acquisition and the other related borrowings under our amended credit facility, our total debt is approximately $519.4 million.

We may from time to time seek to retire our outstanding debt through cash purchases, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

Free Cash Flow

The following table summarizes our operating cash flow after deducting non-financed capital expenditures for the quarters ended March 31:

	Three months ended March 31,
	2004	2005
	(in millions)
Cash flow from operations	$8,102	$32,896
Cash paid for capital expenditures	3,567	8,415
Operating cash less non-financed capital expenditures	$4,535	$24,481

Our ability to service our debt will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors certain of which are beyond our control.

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements requires our management to adopt accounting policies and make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  Our business and industry is highly regulated.  The majority of our revenue is counted in the form of cash, chips and tokens and therefore is not subject to any significant or complex estimation procedures.

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

                                                Goodwill

We have approximately $207,482,000 in goodwill on our consolidated balance sheet as of March 31, 2005 resulting from the Grace Acquisition.  The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.  The estimated fair values are based on an independent appraisal and estimates made by management.  To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

An accounting standard adopted in 2002 requires a review at least annually of goodwill for impairment.  We will complete our annual assessment for impairment in the fourth quarter of each year.  The annual evaluation of goodwill requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value.  Changes in forecasted operations can materially affect these estimates.  Once an impairment of goodwill or other tangible assets has been recorded, it cannot be reversed.

CERTAIN FORWARD-LOOKING STATEMENTS

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

ITEM 3.                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. We do not have any cash or cash equivalents as of March 31, 2005 that are subject to market risk based on changes in interest rates. As a result of our amended credit facility, we are exposed to some market risk due to floating or variable interest rates. The interest on revolving borrowings and on the additional term loan under our amended credit facility is based on a floating rate (a base rate or LIBOR, at our option), plus a leverage grid-based variable amount. At March 31, 2005, the principal amount of the related borrowings under our amended credit facility is approximately $186.0 million.  A hypothetical 1.0% increase in LIBOR would result in an approximately $1.9 million annual increase in interest expense.

The carrying value of our cash, trade, notes and loans receivable, and trade payables approximates fair value primarily because of the short maturities of these instruments. The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $242,412,500 as of March 31, 2005.

We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

We do not have any cash or cash equivalents as of March 31, 2005 that are subject to market risk based on changes in interest rates.

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

(b)           Changes in Internal Controls.  There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                                   LEGAL PROCEEDINGS

None.

ITEM 2.                                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           On March 8, 2005, the Company held its annual meeting of stockholders.

(b)           The following persons were elected to the Board of Directors to serve for a period of one year or until their successors are elected:

•                    Edward Herbst

•                    Timothy Herbst

•                    Troy Herbst

•                    John Brewer, and

•                    John O’Reilly.

(c)           In addition, Timothy and Troy Herbst were reelected to the Executive Committee of the Company and Troy Herbst and John Brewer were reelected to the Audit Committee of the Company.  Each of the election of directors and committee members was unanimous.

(d)           Not applicable.

ITEM 5.                                   OTHER INFORMATION

None.

ITEM 6.                                   EXHIBITS

(a)           Exhibits.

The following exhibits are filed as part of this Form 10-Q:

2.1	Second Amendment to Asset Purchase and Sale Agreement made by and between Southern Iowa Gaming Company and Herbst Gaming, Inc., dated as of January 25, 2005

10.1	Term Joinder Agreement dated as of January 31, 2005, among Herbst Gaming, Inc., Bank of America, N.A., as administrative agent and the other lending parties thereto.

10.2

Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Buchanan County, MO) dated January 31, 2005, and made by HGI—St. Jo to Todd W. Griffee, Esq., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.3

Fee and Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Lewis County, MO) dated January 31, 2005, and made by HGI—Mark Twin to Todd W. Griffee, Esq., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.4	Mortgage, Assignment of Rents and Fixture Filing (Clarke County, IA) dated January 31, 2005, and made by HGI—Lakeside to Bank of America, N.A.

10.5

First Amendment dated January 31, 2005 to Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Las Vegas Hotel/Casino Facility) made by Flamingo Paradise Gaming, LLC to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.6

First Amendment dated January 31, 2005 to Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Terrible’s Lakeside Casino) made by E-T-T Enterprises L.L.C. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.7

First Amendment dated January 31, 2005 to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Russell Avenue Sublease) made by E-T-T, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.8

First Amendment to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Russell Avenue Lease) dated January 31, 2005, and made by E-T-T Enterprises L.L.C. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.9

First Amendment to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Terrible Lakeside Casino) dated January 31, 2005, and made by E-T-T, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.10

First Amendment to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Terrible’s Town Pahrump) dated January 31, 2005, and made by E-T-T, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.11

First Amendment to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Searchlight, Nevada Casino) dated January 31, 2005, and made by E-T-T, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.12

First Amendment dated January 31, 2005 to Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Henderson Facility) made by Market Gaming, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.13

First Amendment dated January 31, 2005 to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Training Center Lease) made by Herbst Gaming, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.14

First Amendment dated January 31, 2005 to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Training Center Lease) made by Market Gaming, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.15	Memorandum of Lease dated September 11, 2000 between the City of LaGrange, Missouri and Mark Twain Casino, L.L.C.

10.16	Master Real Estate Transfer, Franchise and Lease Agreement dated 2003 by and between the City of LaGrange, Missouri and Mark Twain Casino, LLC

10.17	Lease Agreement dated September 17, 1993 by and between the City of St. Joseph, Missouri, the County of Buchanan by and through the County Commission of said county, and St. Joseph Riverboat Partners

10.18	Agreement and Lease dated August 19, 1997 by and between the City of Osceola, Iowa, the Osceola Water Works Board of Trustees, and Southern Iowa Gaming Co.

10.19	Amendment to Agreement and Lease dated March 17, 1998 by and between the City of Osceola, Iowa, the Osceola Water Works Board of Trustees, and Southern Iowa Gaming Co.

10.20	Second Amendment to Agreement and Lease dated March 1999 by and between the City of Osceola, the Osceola Water Works Board of Trustees, and Southern Iowa Gaming Company

10.21

Third Amendment to Agreement and Lease dated September 2004 by and among the City of Osceola, Iowa, the Osceola Water Works Board of Trustees, Southern Iowa Gaming Co., and Herbst Gaming, Inc. or HGI-Lakeside, Inc.

10.22

Agreement dated September 30, 2004 by and among the City of Osceola, Iowa, the Osceola Water Works Board of Trustees, Clarke County Development Corporation, Southern Iowa Gaming Co. and Herbst Gaming, Inc. or HGI-Lakeside, Inc.

31.1	Certification of Edward J. Herbst pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mary E. Higgins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Edward J. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2005	HERBST GAMING, INC.
(Registrant)

	By:	/s/ Mary E. Higgins
Mary E. Higgins
	Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)	Second Amendment to Asset Purchase and Sale Agreement made by and between Southern Iowa Gaming Company and Herbst Gaming, Inc., dated as of January 25, 2005
10.1(1)	Term Joinder Agreement dated as of January 31, 2005, among Herbst Gaming, Inc., Bank of America, N.A., as administrative agent and the other lending parties thereto.
10.2(1)

Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Buchanan County, MO) dated January 31, 2005, and made by HGI—St. Jo to Todd W. Griffee, Esq., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.3(1)

Fee and Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Lewis County, MO) dated January 31, 2005, and made by HGI—Mark Twin to Todd W. Griffee, Esq., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.4(1)	Mortgage, Assignment of Rents and Fixture Filing (Clarke County, IA) dated January 31, 2005, and made by HGI—Lakeside to Bank of America, N.A.
10.5(1)

First Amendment dated January 31, 2005 to Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Las Vegas Hotel/Casino Facility) made by Flamingo Paradise Gaming, LLC to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.6(1)

First Amendment dated January 31, 2005 to Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Terrible’s Lakeside Casino) made by E-T-T Enterprises L.L.C. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.7(1)

First Amendment dated January 31, 2005 to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Russell Avenue Sublease) made by E-T-T, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.8(1)

First Amendment to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Russell Avenue Lease) dated January 31, 2005, and made by E-T-T Enterprises L.L.C. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.9(1)

First Amendment to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Terrible Lakeside Casino) dated January 31, 2005, and made by E-T-T, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.10(1)

First Amendment to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Terrible’s Town Pahrump) dated January 31, 2005, and made by E-T-T, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.11(1)

First Amendment to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Searchlight, Nevada Casino) dated January 31, 2005, and made by E-T-T, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.12(1)

First Amendment dated January 31, 2005 to Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Henderson Facility) made by Market Gaming, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.13(1)

First Amendment dated January 31, 2005 to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Training Center Lease) made by Herbst Gaming, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.14(1)

First Amendment dated January 31, 2005 to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Training Center Lease) made by Market Gaming, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.15(2)	Memorandum of Lease dated September 11, 2000 between the City of LaGrange, Missouri and Mark Twain Casino, L.L.C.
10.16(2)	Master Real Estate Transfer, Franchise and Lease Agreement dated 2003 by and between the City of LaGrange, Missouri and Mark Twain Casino, LLC
10.17(2)	Lease Agreement dated September 17, 1993 by and between the City of St. Joseph, Missouri, the County of Buchanan by and through the County Commission of said county, and St. Joseph Riverboat Partners
10.18(2)	Agreement and Lease dated August 19, 1997 by and between the City of Osceola, Iowa, the Osceola Water Works Board of Trustees, and Southern Iowa Gaming Co.
10.19(2)	Amendment to Agreement and Lease dated March 17, 1998 by and between the City of Osceola, Iowa, the Osceola Water Works Board of Trustees, and Southern Iowa Gaming Co.
10.20(2)	Second Amendment to Agreement and Lease dated March 1999 by and between the City of Osceola, the Osceola Water Works Board of Trustees, and Southern Iowa Gaming Company
10.21(2)

Third Amendment to Agreement and Lease dated September 2004 by and among the City of Osceola, Iowa, the Osceola Water Works Board of Trustees, Southern Iowa Gaming Co., and Herbst Gaming, Inc. or HGI-Lakeside, Inc.

10.22(2)

Agreement dated September 30, 2004 by and among the City of Osceola, Iowa, the Osceola Water Works Board of Trustees, Clarke County Development Corporation, Southern Iowa Gaming Co. and Herbst Gaming, Inc. or HGI-Lakeside, Inc.

31.1*	Certification of Edward J. Herbst pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Mary E. Higgins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Edward J. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)          Incorporated herein by reference from our annual report on Form 10-K filed with the SEC on March 30, 2005.

(2)          Incorporated herein by reference from our registration statement on Form S-4 (333-122837).

*               Filed herewith.