Form 10-Q
period 2005-06-30
HERBST GAMING INC
filed 2005-08-10
CIK 1160294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2005

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

FORM 10-Q

PART I. – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS.

HERBST GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2004	June 30, 2005
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$138,172	$69,273
Accounts receivable, net	1,281	2,108
Notes and loans receivable, current portion	411	527
Prepaid expenses	5,182	9,126
Inventory	1,080	1,528

Total current assets	146,126	82,562
Property and equipment, net	107,205	178,086
Lease acquisition costs, net	51,394	46,970
Goodwill and other intangibles	—	207,597
Due from related parties	161	337
Other assets, net	13,545	14,598

Total assets	$318,431	$530,150

Liabilities and stockholders’ deficiency
Current liabilities
Current portion of long-term debt	$154	$5,200
Accounts payable	5,733	9,448
Accrued expenses	8,896	13,504
Due to related parties	36	—

Total current liabilities	14,819	28,152
Long-term debt, less current portion	333,258	508,952
Other liabilities	1,118	1,202
Commitments and contingencies

Stockholders’ deficiency
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
Accumulated deficit	(34,763)	(12,155)

Total stockholders’ deficiency	(30,764)	(8,156)

Total liabilities and stockholders’ deficiency	$318,431	$530,150

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(in thousands)
Revenues
Route operations	$72,792	$85,088	$141,743	$166,607
Casino operations
Nevada	22,623	23,915	45,449	48,622
Other states	—	31,877	—	54,325
Other	1,003	1,390	1,826	2,727
Total revenues	96,418	142,270	189,018	272,281
Promotional allowances – Route	(118)	(45)	(234)	(83)
Promotional allowances – Casino
Nevada	(2,924)	(3,038)	(5,765)	(6,145)
Other states	—	(2,565)	—	(3,875)

Net revenues	93,376	136,622	183,019	262,178

Costs and expenses
Route operations	55,698	63,909	110,224	125,536
Casino operations
Nevada	13,904	14,905	27,715	29,463
Other states	—	22,441	—	36,625
Depreciation and amortization	6,646	8,856	13,280	16,636
General and administrative	3,692	3,522	7,137	7,150
Total costs and expenses	79,940	113,633	158,356	215,410
Income from operations	13,436	22,989	24,663	46,768

Other income (expense)
Interest income	48	146	99	420
Loss on early retirement of debt	(37,991)	—	(37,991)	—
Interest expense, net of capitalized interest	(5,324)	(8,899)	(11,116)	(16,805)
Total other expense	(43,267)	(8,753)	(49,008)	(16,385)
Net income (loss)	$(29,831)	$14,236	$(24,345)	$30,383

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ DEFICIENCY
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands)
Balance, January 1, 2005	$2,368	$1,631	$(34,763)	$(30,764)

Stockholders’ distributions	—	—	(7,775)	(7,775)

Net income	—	—	30,383	30,383

Balance, June 30, 2005	$2,368	$1,631	$(12,155)	$(8,156)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2004	2005
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(24,345)	$30,383
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	13,280	16,636
Debt discount amortization	28	71
Gain on sale of property and equipment	(50)	(16)
Loss of early retirement of debt	37,991	—
Decrease (increase) in
Accounts receivable	145	(770)
Prepaid expenses	(522)	(2,998)
Inventory	64	(278)
Other assets	(53)	(39)
Due from related parties	446	(176)
Increase (decrease) in
Accounts payable	(615)	2,556
Accrued expenses	(6,423)	1,342
Due to related parties	—	(36)
Other liabilities	91	84
Net cash provided by operating activities	20,037	46,759
Cash flows from investing activities
Net cash paid for Grace Acquisition	—	(264,458)
Additions to notes receivable	(573)	(787)
Collection on notes receivable	295	855
Proceeds from sale of property and equipment	151	114
Purchases of property and equipment	(5,578)	(21,588)
Lease acquisition costs	(582)	(692)
Net cash used in investing activities	(6,287)	(286,556)
Cash flows from financing activities
Proceeds from long-term debt	258,021	191,000
Reduction of long-term debt	(215,999)	(10,331)
Deferred loan costs	(5,389)	(1,996)
Prepayment penalty on retired debt	(31,329)	—
Stockholders’ distributions	(20,850)	(7,775)
Net cash provided by (used in) financing activities	(15,546)	170,898
Net decrease in cash and cash equivalents	(1,796)	(68,899)
Cash and cash equivalents
Beginning of period	54,030	138,172
End of period	$52,234	$(69,273)
Supplemental cash flow information
Cash paid during the period for interest	$17,855	$16,079
Supplemental schedule of non-cash investing and financing activities
Purchase of property and equipment financed through accounts payable	$339	$2,147
Grace Acquisition:
Fair value of assets and liabilities acquired
Current assets, other than cash	—	1,173
Property and equipment	—	58,954
Goodwill	—	207,597
Other liabilities	—	(3,266)
Cash paid, net of cash acquired	$—	$264,458

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

The Company conducts business in the gaming industry and generates revenue principally from gaming machine route operations and casino operations.  Gaming machine route operations involve the installation, operation, and service of gaming machines owned by the Company that are located in licensed, leased, or subleased space in retail stores (supermarkets, convenience stores, etc.), bars, and restaurants throughout the State of Nevada.  The Company owns and operates Terrible’s Hotel & Casino in Las Vegas, Nevada, Terrible’s Town Casino in Henderson, Nevada, Terrible’s Casino Searchlight in Searchlight, Nevada, Terrible’s Town Casino and Terrible’s Lakeside Casino & RV Park, both of which are located in Pahrump, Nevada and, as of February 1, 2005, the Lakeside Casino Resort in Osceola, Iowa, the Mark Twain Casino in LaGrange, Missouri and the St. Jo Frontier Casino in St. Joseph, Missouri.

The gaming industry in the states of Nevada, Missouri and Iowa are subject to extensive state and local government regulation. The Company’s gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada Gaming Control Board, the Iowa Racing and Gaming Commission, and the Missouri Gaming Commission, as well as various state and local jurisdictions.

Interim Financial Statements —The accompanying financial statements for the three and six months ended June 30, 2004 and 2005 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results of the interim periods.  The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.  These accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2004.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Significant estimates incorporated into our consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated fair value of assets and liabilities acquired in conjunction with the acquisition of three casinos from Grace Entertainment, Inc. and estimated cash flows in assessing the recoverability of long-lived assets.  Actual results could differ from those estimates.

Goodwill and other intangibles—The Company has approximately $207,597,000 in goodwill and other intangibles in its consolidated balance sheet as of June 30, 2005 resulting from its acquisition of the casino assets of Grace Entertainment, Inc. described in footnote 2 below.  The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.  The estimated fair values are based on an independent appraisal and estimates made by management.  To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

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

2.             GRACE ACQUISITION

On February 1, 2005, the Company consummated the purchase of assets from Grace Entertainment, Inc., consisting of three casinos for an aggregate amended cash purchase price of approximately $266.8 million (the “Grace Acquisition”). The purchase price does not include approximately $10.2 million in fees associated with the consummation of the Grace Acquisition and related financing costs, $2.4 million of which are included in the table below. The Grace Acquisition allows the Company to expand its casino operations segment to stable and relatively protected markets outside of southern Nevada with casinos that it believes have significant upside potential. The assets acquired pursuant to the Grace Acquisition consist of the Lakeside Casino Resort, located in Osceola, Iowa, or Lakeside Iowa, which contains 992 slot machines, 27 table games and an adjacent 60 room all-suite hotel, the Mark Twain Casino, located in LaGrange, Missouri, or Mark Twain, which contains 566 slot machines and 14 table games, and the St. Jo Frontier Casino, located in St. Joseph, Missouri, or St. Jo, which contains 587 slot machines and 12 table games. The Company used proceeds from a $170.0 million 7% senior subordinated notes offering along with borrowings under its amended and restated credit facility to fund the purchase price of the Grace Acquisition. The purchase price for Lakeside Iowa was approximately $160.8 million, which was changed on January 25, 2005 as a result of lower than expected recent operating results at Lakeside Iowa.  The purchase price for Mark Twain was approximately $56.5 million and for St. Jo was approximately $49.5 million. The Grace Acquisition was recorded under the purchase method of accounting and the results of operations of the assets acquired thereto have been included in the Company’s consolidated results following the date of acquisition.

The allocation of the amended purchase price, which is subject to change based on a final valuation of the assets acquired and liabilities assumed as of the closing date of the acquisition, is as follows:

Estimated Fair Market Value of assets acquired (in thousands) net of $5,371,350 in cash

Inventory	$170
Receivables	57
Prepaid	946
Property, plant and equipment	58,954
Intangibles	207,597

Estimated Fair Market Value of liabilities assumed (in thousands)

Accrued expenses	(3,266)
Total cash purchase price	$264,458

The table below reflects unaudited pro forma consolidated results of the Company as if the Grace Acquisition had taken place at January 1, 2004 (dollars in thousands).

	Six months ended June 30, 2004 Pro Forma	Six months ended June 30, 2005 Pro Forma

Net Revenues	$241,103	$270,264
Income from operations	43,354	48,662
Loss on early retirement of debt	(37,991)	—
Net income	(11,748)	30,774

In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of the earliest period presented.

3.             BUSINESS SEGMENTS

The Company operates through two business segments—slot route operations and casino operations.  The slot route operations involve the installation, operation, and service of slot machines at strategic, high traffic non-casino locations, such as grocery stores, drug stores, convenience stores, bars, and restaurants.  Casino operations are broken into geographic segments: casinos located in Nevada and casinos located in other states.  The Company has five casinos located in Nevada: Terrible’s Town Casino in Henderson, Nevada, Terrible’s Casino Searchlight in Searchlight, Nevada, Terrible’s Town Casino and Terrible’s Lakeside Casino & RV Park, both of which are located in Pahrump, Nevada, and Terrible’s Hotel & Casino in Las Vegas, Nevada.  The Company has three casinos located in other states:  the Lakeside Casino Resort in Osceola, Iowa, the Mark Twain Casino in LaGrange, Missouri and the St. Jo Frontier Casino in St. Joseph, Missouri.

Net revenues, income from operations, depreciation and amortization and EBITDA for these segments are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net revenues
Slot route operations	$72,674	$85,043	$141,509	$166,524
Casino operations
Nevada	19,699	20,877	39,684	42,477
Other states	—	29,312	—	50,450
Other operations-non gaming	1,003	1,390	1,826	2,727
Total net revenues	$93,376	$136,622	$183,019	$262,178
Income from segment operations (excluding general and administrative expense)
Slot route operations	$11,940	$16,082	$21,231	$30,844
Casino operations
Nevada	4,293	4,381	8,959	9,830
Other states	—	5,216	—	11,471
Total income from segment operations	16,233	25,679	30,190	52,145
Other	(2,797)	(2,690)	(5,527)	(5,377)
Total income from operations	$13,436	$22,989	$24,663	$46,768

Depreciation and amortization
Slot route operations	$5,036	$5,052	$10,054	$10,144
Casino operations
Nevada	1,502	1,591	3,010	3,184
Other states	—	1,655	—	2,354
Other	108	558	216	954
Total depreciation and amortization	$6,646	$8,856	$13,280	$16,636

Segment EBITDA (2)
Slot route operations	$16,976	$21,134	$31,285	$40,988
Casino operations
Nevada	5,795	5,972	11,969	13,014
Other states	—	6,871	—	13,825
Total segment EBITDA (2)	22,771	33,977	43,254	67,827
Other and corporate (1)	(2,641)	(1,986)	(5,212)	(4,003)
Depreciation and amortization	(6,646)	(8,856)	(13,280)	(16,636)
Interest expense, net of capitalized interest	(5,324)	(8,899)	(11,116)	(16,805)
Loss on early retirement of debt	(37,991)	—	(37,991)	—
Net income (loss)	$(29,831)	$14,236	$(24,345)	$30,383

(1)   Represents non-gaming revenues, general and administrative expenses and interest income.

(2)   Segment EBITDA is used by management to measure segment profits and losses and consists of income from segment operations plus depreciation and amortization and is calculated before allocation of overhead.

4.             LEASE ACQUISITION COSTS

Significant incremental costs associated with the acquisition of location leases are capitalized and amortized using the straight-line method over the term of the related leases, including expected renewals, which range from 1 to 20 years.  Lease acquisition costs are stated at cost less accumulated amortization as follows:

	As of December 31, 2004		As of June 30, 2005
	(dollars in thousands)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Lease acquisition costs	$78,029	$26,635	$78,583	$31,613

The aggregate amortization expense for the three months ended June 30, 2004 and 2005 was $2,515,000 and $2,519,000, respectively.  The aggregate amortization expense for the six months ended June 30, 2004 and 2005 was $5,027,000 and $5,040,000, respectively.

Estimated amortization expense for the six months ended December 31, 2005, and the twelve months ended December 31, 2006, 2007, 2008, 2009 and 2010 is $5,014,000, $9,813,000, $9,646,000, $8,889,000, $6,480,000, and $6,321,000 respectively.

5.             OTHER TAXES

Individual states tax gaming revenues for casinos.  Each of the states in which the Company operates taxes gaming revenues on a sliding scale based on certain revenue levels.  The highest incremental tax rate in Nevada is 6 3/4%, in Iowa is 22% and in Missouri is 20%.  In addition, Missouri and Iowa both charge an admission fee of $2.00 per patron.

6.             LONG-TERM DEBT

Long-term debt consists of the following (dollars in thousands):

	December 31,	June 30,
	2004	2005

Revolving credit facility secured by assets of the Company. The line of credit bears interest at a floating rate set forth in the related agreement (5.0% at June 30, 2005)	$—	$81,000
Term loan secured by assets of the Company. The notes bear interest at a floating rate set forth in the related agreement (5.6% at June 30, 2005)	—	99,750
Senior notes secured by assets of the Company. The notes bear interest at 10 3/4% per annum, payments are due on March 1 and September 1, commencing on March 1, 2003. The notes mature on September 1, 2008	4,068	4,068
8 1/8% senior subordinated notes due June 1, 2012 with interest paid semi-annually on June 1 and December 1, including original issue discount of $1,065	158,935	159,006
7% senior subordinated notes due November 1, 2014 with interest paid semi-annually on May 15 and November 15	170,000	170,000
Notes payable to automobile financing companies secured by vehicles, payable in monthly installments of $14, including interest ranging from 0% to 7.99%, due at varying dates from July 2005 to August 2009	409	328
Total debt	333,412	514,152
Less current portion	(154)	(5,200)
Total long-term debt	$333,258	$508,952

10 3/4% Senior Secured Notes

On August 24, 2001, the Company issued $170.0 million in 10 3/4% senior secured notes due September 1, 2008 (the “2001 10 3/4% notes”).

In February 2003, the Company issued $47.0 million in additional notes under the indenture governing the 2001 10 3/4% notes (the “2003 10 3/4% notes”, and together with the 2001 10 3/4% notes, collectively, the “10 3/4% notes”).  The proceeds of the issuance of the 2003 10 3/4% notes were used to purchase the slot route assets of Anchor Coin.  The 2003 10 3/4% notes mature on September 1, 2008.

In 2004, the Company successfully completed the tender offer for $210.9 million principal amount of the 10 3/4% notes, and in connection with the tender offer successfully solicited consents to eliminate substantially all of the restrictive covenants and certain events of default from the indenture governing the 10 3/4% notes.  The Company is in compliance with the remaining covenants as of June 30, 2005.  In connection with the retirement of 97% of the 10 3/4% notes, the Company recorded a loss on the early retirement of debt of $38.0 million. The loss consisted of $31.3 million in debt prepayment premiums and $6.7 million in un-amortized loan fees. The principal amount of the 10 3/4% notes remaining outstanding after the redemption was $4,068,377 on June 30, 2005. In July of 2005, the Company informed the trustee for the 10 3/4% notes of its intent to redeem the remaining 10 3/4% notes on September 1, 2005, the first date on which the 10 3/4% notes can be redeemed, for the prescribed redemption price of 105.375%. This will result in a loss on early retirement of debt of approximately $221,000.

8 1/8% Senior Subordinated Notes

On June 11, 2004, the Company issued $160 million in 8 1/8% senior subordinated notes due June 1, 2012 (the “8 1/8% notes”).

The proceeds from the 8 1/8% notes, along with the amended credit facility, were used to retire 97% of the Company’s outstanding 10 3/4% notes for $242.1 million and to pay a $15.0 million dividend to shareholders. Fees of $6.0 million associated with the 8 1/8% notes and amended credit facility are included in other assets at June 30, 2005 and are being amortized over the life of the indebtedness.

The indenture under which the 8 1/8% notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on certain payments such as dividends. The Company is in compliance with these covenants as of June 30, 2005.

7% Senior Subordinated Notes

On November 22, 2004, the Company issued $170 million in 7% senior subordinated notes due November 15, 2014 (the “7% notes”).

The proceeds from the 7% notes, along with borrowings under the amended credit facility, were used to finance the Grace Acquisition in February 2005. Fees of $6.2 million associated with the 7% notes and amended credit facility are included in other assets at June 30, 2005 and are being amortized over the life of the indebtedness.

The indenture under which the 7% notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on certain payments such as dividends. The Company is in compliance with these covenants as of June 30, 2005.

In February 2005, the Company filed a Form S-4 registration statement with the SEC for the purpose of effecting the exchange of the 7% notes for identical notes registered for resale under the federal securities laws. This registration statement became effective in April 2005 and the exchange offer was consummated in May 2005.

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

Credit Facilities

On October 8, 2004, the Company amended and restated the senior secured credit facility it entered into on June 10, 2004 (the “amended credit facility”). The amendment provided for a $175 million revolving credit facility and included the ability to incur a $100 million term loan for the Grace Acquisition.  In February of 2005, the $100 million term loan was drawn and used for the Grace Acquisition. Additionally, the Company utilized $86 million from its revolving credit facility for the remaining amounts needed to consummate the Grace Acquisition.

Borrowings under the amended credit facility bear interest, selected monthly at the Company’s option, at a premium over the base rate or the one-, two-, three-, or six-month Eurodollar Rate (“Eurodollar”). The premium depends on a leverage ratio and can vary, if determined by reference to the base rate, between 0.25% and 1.75% and, if determined by reference to Eurodollar, between 1.5% and 3.0%. As of June 30, 2005, the premium over Eurodollar was 2.25%. The Company incurs a commitment fee, payable quarterly in arrears, on the unused portion of the senior secured credit facility. This fee varies depending on a leverage ratio and can vary between 0.30% and 0.50% per annum. As of June 30, 2005, the fee was 0.45% per annum times the average unused portion of the facility.

The amended credit facility contains various limitations and restrictions, including with respect to leverage covenants (both senior and total) as well as a minimum fixed charge coverage ratio. The Company is in compliance with these covenants as of June 30, 2005.

Long-term debt is expected to mature as follows (dollars in thousands):

June 30, 2005

2006	$5,200
2007	1,117
2008	1,069
2009	82,009
2010	95,751
Thereafter	329,006
Total	$514,152

7.             COMMITMENTS AND CONTINGENCIES

At June 30, 2005, the Company has non-cancelable location license agreements for space leases at groups of affiliated stores that expire on various dates from 2008 through 2011, with certain options for renewal. Revenues from gaming machines in these stores accounted for approximately 35 percent of the Company’s total revenues for the quarter ended June 30, 2005.

Rent expense related to non-cancelable leases with terms exceeding one year was $17,598,000 for the quarter ending June 30, 2005 and $36,927,000 for the six months ended June 30, 2005.

Pursuant to the Grace Acquisition, HMT assumed a franchise and lease agreement for a river dock entered into by the predecessor of Mark Twain Casino L.L.C., the previous owner of Mark Twain, with the City of LaGrange, Missouri in May 1995.  The five-year lease agreement requires $200,000 in annual payments.  HMT has the option to renew this lease for up to four additional five-year terms.  Total lease expense under this lease for the six months ended June 30, 2005 was $83,330.

Pursuant to the Grace Acquisition, HL assumed an agreement and lease entered into by Southern Iowa Gaming Company, the previous owner of Lakeside Iowa, with the City of Osceola, Iowa and the Osceola Water Works Board of Trustees (the “Board”), relating to certain real estate surrounding West Lake and the use of West Lake in the operation of Lakeside Iowa’s excursion gambling boat.  The agreement and lease is for five years commencing May 20, 1999 with nine options to extend for additional five year terms.  The initial lease term expired in May 2004, and was renewed for an additional five-year term.  The lease requires HL to pay the Board $12,500 per month.  The monthly installments will increase each year by 1 percent until termination of the lease.  Total water rights expense for the six months ended June 30, 2005 was $65,950.

Future minimum lease payments under non-cancelable operating leases and location license agreements are as follows (dollars in thousands):

2006	$74,336
2007	74,822
2008	71,463
2009	31,359
2010	30,365
Thereafter	35,149
Total	$317,494

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

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a gaming company that owns slot route operations in Nevada and casino operations in Nevada, Iowa and Missouri as of June 30, 2005. We have two business segments, our route operations, which involve the exclusive installation and operation of approximately 6,900 slot machines as of June 30, 2005, in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants throughout the state of Nevada. The other segment of our business is our casino segment in which we own and operate five casinos in Nevada including Terrible’s Hotel & Casino in Las Vegas and as of February 1, 2005, three Casinos located outside of Nevada, with one in Iowa and two in Missouri.

On February 1, 2005, we consummated the purchase of assets consisting of three casinos from Grace Entertainment, Inc. for an amended aggregate cash purchase price of approximately $266.8 million. The Grace Acquisition allows us to expand our casino operations segment to stable and relatively protected markets outside of southern Nevada with casinos that we believe have significant upside potential. The assets acquired pursuant to the Grace Acquisition consist of the Lakeside Casino Resort, located in Osceola, Iowa, or Lakeside Iowa, which contains 992 slot machines, 27 table games and an adjacent 60 room all-suite hotel, the Mark Twain Casino, located in LaGrange, Missouri, or Mark Twain, which contains 566 slot machines and 14 table games, and the St. Jo Frontier Casino, located in

St. Joseph, Missouri, or St. Jo, which contains 587 slot machines and 12 table games. We used proceeds from a $170.0 million 7% senior subordinated notes offering along with borrowings under our amended and restated credit facility to fund the purchase price of the Grace Acquisition. The purchase price for Lakeside Iowa was approximately $160.8 million, which was changed on January 25, 2005 as a result of lower than expected recent operating results at Lakeside Iowa.  The purchase price for Mark Twain was approximately $56.5 million and for St. Jo was approximately $49.5 million.

We generally enter into two types of route contracts.  With chain store customers, such as Albertsons, Vons, Safeway, SavOn, Smith’s, Kmart, Terrible Herbst and Rite Aid, we pay a fixed monthly fee for each location in which we place slot machines.  With our street accounts, such as bars, restaurants and non-chain convenience stores, we share in the revenues on a percentage basis with the location owner.  Revenues from street accounts are recorded gross of amounts shared.

Our revenues are primarily derived from gaming revenues, which include revenues from slot machines and table games.  Gaming revenues are generally defined as gaming wins less gaming losses.  Our largest component of revenues is from our slot machines.  Promotional allowances consist primarily of food and beverages furnished gratuitously to customers.  The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances.  We calculate income from operations as net revenues less total operating costs and expenses.  Income from operations represents only those amounts that relate to our operations and excludes interest income, interest expense, and other non-operating income and expenses.  Segment EBITDA consists of income from segment operations plus depreciation and amortization, and is calculated before an allocation of overhead.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986.  Under those provisions, the owners of our Company pay income taxes on our taxable income.  Accordingly, a provision for income taxes is not included in our financial statements.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Route Operations

	Three months ended June 30, 2004		Three months ended June 30, 2005
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$72,792	100.0%	$85,088	100.0%
Promotional allowances	(118)	0.2	(45)	0.1
Direct expenses	(55,698)	76.5	(63,909)	75.1
EBITDA	16,976	23.3	21,134	24.8
Depreciation and amortization	(5,036)	6.9	(5,052)	5.9
Income from slot route operations	$11,940	16.4%	$16,082	18.9%

Route operations accounted for 60% of total revenues during the three months ended June 30, 2005.  This was a decrease from 76% of total revenues for the three months ended June 30, 2004, which specifically resulted from the addition to total revenues of the revenues of casinos acquired pursuant to the Grace Acquisition.  Total revenues from route operations were $85.1 million for the three months ended June 30, 2005, an increase of $12.3 million, or 17%, from $72.8 million for the three months ended June 30, 2004.  At June 30, 2005, we were operating approximately 6,900 slot machines, which is roughly the same as June 30, 2004.  The increase in route revenue in the second quarter of 2005 primarily reflects the tremendous growth of the Las Vegas market.

Route operating costs were $63.9 million, or 75%, of route revenues for the three months ended June 30, 2005.  This compares to $55.7 million and 77% of route revenues for the same period in 2004.  The increase in route operating expenses was primarily associated with the cost increases associated with revenue growth, such as participation expenses and promotions.

Route EBITDA (as defined) for the three months ended June 30, 2005 was $21.1 million, an increase of $4.1 million, or 24%, from $17.0 million for the three months ended June 30, 2004.  The increase in EBITDA was a result of the continued strength of the Las Vegas market.

Casino Operations

	Three months ended June 30, 2004		Three months ended June 30, 2005
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$22,623	100.0%	$55,792	100.0%
Promotional allowances	(2,924)	12.9	(5,603)	10.0
Direct expenses	(13,904)	61.5	(37,346)	66.9
EBITDA	5,795	25.6	12,843	23.1
Depreciation and amortization	(1,502)	6.6	(3,246)	5.8
Income from casino operations	$4,293	19.0%	$9,597	17.3%

Casino operations accounted for 39% of total revenues for the three months ended June 30, 2005 and 23% of revenues for the three months ended June 30, 2004.  Total revenues derived from casino operations were $55.8 million for the three months ended June 30, 2005, an increase of $33.2 million, or 147%, from $22.6 million for the three months ended June 30, 2004. This increase was due to the inclusion of the results from the assets acquired in February 2005 pursuant to the Grace Acquisition, as well as growth from our existing operations. The following paragraphs divide the results from this segment geographically between Nevada and casinos in other states.

Casino Operations — Nevada

	Three months ended June 30, 2004		Three months ended June 30, 2005
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$22,623	100.0%	$23,915	100.0%
Promotional allowances	(2,924)	12.9	(3,038)	12.7
Direct expenses	(13,904)	61.5	(14,905)	62.3
EBITDA	5,795	25.6	5,972	25.0
Depreciation and amortization	(1,502)	6.6	(1,591)	6.7
Income from casino operations	$4,293	19.0%	$4,381	18.3%

Nevada casino operations accounted for 17% of total Company revenues for the three months ended June 30, 2005 and 23% of total revenues for the three months ended June 30, 2004.  Revenues derived from Nevada casino operations were $23.9 million for the three months ended June 30, 2005, an increase of $1.3 million, or 6%, from $22.6 million for the three months ended June 30, 2004.  This increase in revenue was primarily due to increased customer play at Terrible’s Hotel & Casino in Las Vegas and our two casinos in Pahrump.

Nevada casino operating costs were $14.9 million, or 62%, of revenues for the three months ended June 30, 2005, compared to $13.9 million, or 61%, of revenues for the three months ended June 30, 2004.  The increase in expenses was generally in areas that helped to drive the increase in revenue, such as comps, slot club, payroll, and participation game fees.  Casino EBITDA (as defined) was $6.0 million for the three months ended June 30, 2005, an increase of $.2 million, or 3%, from $5.8 million from the three months ended June 30, 2004.

Casino Operations — Other states

	Three months ended June 30, 2004		Three months ended June 30, 2005
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Other state casino revenue	$—	—	$31,877	100.0%
Promotional allowances	—	—	(2,565)	8.0
Direct expenses	—	—	(22,441)	70.4
EBITDA	—	—	6,871	21.6
Depreciation and amortization	—	—	(1,655)	5.2
Income from casino operations	—	—	$5,216	16.4%

Casino operations in other states accounted for 22% of total company revenues for the three months ended June 30, 2005.  Total revenues derived from casino operations located in states other than Nevada were $31.9 million for the three months ended June 30, 2005. Other state casino operating costs were $22.4 million, or 70%, of revenues for the three months ended June 30, 2005.  We began floor improvements at our casinos in other states in May and June of 2005. The floor renovations consisted of over 1200 new machines, new “ticket in, ticket out” software at each casino, new carpet and entirely new slot bases. This renovation caused significant floor disruption during the quarter. The revenues during these periods were helped by significant increases to our cash, player point promotions and food specials. These expenses were incurred to offset the disruption and to keep player loyalty during these extensive floor renovations. As these are completed and the gaming floor stabilizes over the next few months these costs should be reduced.

Other Revenue

Other revenue consists of revenue items such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations.  Other revenues were $1.4 million for the three months ended June 30, 2005 compared to $1.0 million for the three months ended June 30, 2004.

Promotional Allowances

Promotional allowances were $5.6 million, or 4.0% of total revenues, for the three months ended June 30, 2005, an increase of $2.6 million, or 87%, from $3.0 million, or 3.2%, of total revenues for the three months ended June 30, 2004.  The increase was due to heavier promotional spending at the Nevada casinos, and the inclusion of the new casino properties acquired pursuant to the Grace Acquisition.

Other Costs

	Three months ended June 30, 2004		Three months ended June 30, 2005
	$	% of total revenues	$	% of total revenues
	(dollars in thousands)
General and administrative	$3,692	3.8%	$3,522	2.5%
Depreciation and amortization	$6,646	6.9%	$8,856	6.2%

General and administrative expenses, or G&A, were $3.5 million for the three months ended June 30, 2005, a decrease of $0.2 million, or 5.0%, from $3.7 million for the three months ended June 30, 2004.  G&A expenses as a percentage of revenue was 2.5% of the revenue for the second quarter of 2005 compared to 3.8% for the same period in 2004.

Depreciation and amortization expense was $8.9 million for the three months ended June 30, 2005, an increase of $2.3 million, or 35%, from $6.6 million for the three months ended June 30, 2004.  The increase was due primarily to the depreciation and amortization expenses associated with the acquired casino assets of Grace Entertainment.

Income from Operations

As a result of the factors discussed above, income from operations was $23.0 million for the three months ended June 30, 2005, an increase of $9.6 million from $13.4 million for the three months ended June 30, 2004.  As a percentage of total revenues, income from operations increased from 13.9% during 2004 to 16.2% during the same period in 2005.

Other Expenses

Other expense was $8.8 million for the three months ended June 30, 2005, a decrease of $34.5 million from $43.3 million for the three months ended June 30, 2004.  The decrease in expenses was primarily due to the absence in the three months ended June 30, 2005 of $38.0 million in costs incurred in June 2004 in connection with the early retirement of debt.

Our interest costs increased from $5.3 million during the three months ended June 30, 2004 to $8.9 million during the three months ended June 30, 2005 due to the debt incurred in connection with the Grace Acquisition in February 2005. The Company’s debt grew from $333.4 million at December 31, 2004 to $514.2 million at June 30, 2005.

Net Income

Net income for the three months ended June 30, 2005 was $14.2 million.  This is an improvement of $44.0 million from a net loss of $29.8 million recorded for three months ended June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Route Operations

	Six months ended June 30, 2004		Six months ended June 30, 2005
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$141,743	100.0%	$166,607	100.0%
Promotional allowances	(234)	0.2	(83)	0.0
Direct expenses	(110,224)	77.8	(125,536)	75.3
EBITDA	31,285	22.0	40,988	24.7
Depreciation and amortization	(10,054)	7.1	(10,144)	6.1
Income from slot route operations	$21,231	14.9%	$30,844	18.6%

Route operations accounted for 61% of total revenues during the six months ended June 30, 2005.  This was a decrease from 75% of total revenues for the six months ended June 30, 2004, which specifically resulted from the addition to total revenues of the revenues of casinos acquired pursuant to the Grace Acquisition.  Total revenues from route operations were $166.6 million for the six months ended June 30, 2005, an increase of $24.9 million, or 18%, from $141.7 million for the six months ended June 30, 2004.  At June 30, 2005, we were operating approximately 6,900 slot machines, which is roughly the same as June 30, 2004.  The increase in route revenue in the first half of 2005 primarily reflects the continued growth of the Las Vegas market.

Route operating costs were $125.5 million, or 75% of route revenues, for the six months ended June 30, 2005.  This compares to $110.2 million and 78% of route revenues for the same period in 2004.  The increase in route operating expenses was primarily associated with the cost increases associated with revenue growth, such as participation expenses and promotions.

Route EBITDA (as defined) for the six months ended June 30, 2005 was $41.0 million, an increase of $9.7 million, or 31%, from $31.3 million for the six months ended June 30, 2004.  The increase in EBITDA was a result of the continued strength of the Las Vegas market.

Casino Operations

	Six months ended June 30, 2004		Six months ended June 30, 2005
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$45,449	100.0%	$102,947	100.0%
Promotional allowances	(5,765)	12.7	(10,020)	9.7
Direct expenses	(27,715)	61.0	(66,088)	64.2
EBITDA	11,969	26.3	26,839	26.1
Depreciation and amortization	(3,010)	6.6	(5,538)	5.4
Income from casino operations	$8,959	19.7%	$21,301	20.7%

Casino operations accounted for 38% of total revenues for the six months ended June 30, 2005 and 24% of revenues for the six months ended June 30, 2004.  Total revenues derived from casino operations were $102.9 million for the six months ended June 30, 2005, an increase of $57.5 million, or 127%, from $45.4 million for the six months ended June 30, 2004. This increase was due to the inclusion of the results from the assets acquired in February 2005 pursuant to the Grace Acquisition, as well as growth from our existing operations. The following paragraphs divide the results from this segment geographically between Nevada and casinos in other states.

Casino Operations — Nevada

	Six months ended June 30, 2004		Six months ended June 30, 2005
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$45,449	100.0%	$48,622	100.0%
Promotional allowances	(5,765)	12.7	(6,145)	12.6
Direct expenses	(27,715)	61.0	(29,463)	60.6
EBITDA	11,969	26.3	13,014	26.8
Depreciation and amortization	(3,010)	6.6	(3,184)	6.5
Income from casino operations	$8,959	19.7%	$9,830	20.3%

Nevada casino operations accounted for 18% of total Company revenues for the six months ended June 30, 2005 and 24% of total revenues for the six months ended June 30, 2004.  Revenues derived from Nevada casino operations were $48.6 million for the six months ended June 30, 2005, an increase of $3.2 million, or 7%, from $45.4 million for the six months ended June 30, 2004.  This increase in revenue was primarily due to increased customer play at Terrible’s Hotel & Casino in Las Vegas and our two casinos in Pahrump.

Nevada casino operating costs were $29.5 million, or 61%, of revenues for the six months ended June 30, 2005, compared to $27.7 million, or 61%, of revenues for the six months ended June 30, 2004.  The increase in expenses were generally in areas that helped to drive the increase in revenue, such as comps, slot club, payroll, and participation game fees.  Casino EBITDA (as defined) was $13.0 million for the six months ended June 30, 2005, an increase of $1.0 million, or 8%, from $12.0 million from the six months ended June 30, 2004.

Casino Operations — Other states

	Six months ended June 30, 2004		Six months ended June 30, 2005
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Other state casino revenue	$—	—	$54,325	100.0%
Promotional allowances	—	—	(3,875)	7.1
Direct expenses	—	—	(36,625)	67.4
EBITDA	—	—	13,825	25.5
Depreciation and amortization	—	—	(2,354)	4.3
Income from casino operations	—	—	$11,471	21.2%

Casino operations in other states accounted for 20% of total company revenues for the six months ended June 30, 2005.  Total revenues derived from casino operations located in states other than Nevada were $54.3 million for the six months ended June 30, 2005.  Given the Grace Acquisition closed on February 1, 2005, the Company’s results reflect only five months of casino operations in states other than Nevada.

Other state casino operating costs were $36.6 million, or 67%, of revenues for the six months ended June 30, 2005.

Other Revenue

Other revenue consists of revenue items such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations.  Other revenues were $2.7 million for the six months ended June 30, 2005 compared to $1.8 million for the six months ended June 30, 2004.

Promotional Allowances

Promotional allowances were $10.1 million, or 3.7% of total revenues, for the six months ended June 30, 2005, an increase of $4.1 million, or 68%, from $6.0 million, or 3.2% of total revenues, for the six months ended June 30, 2004.  The increase was due to heavier promotional spending at the casinos and the inclusion of the new casino properties acquired pursuant to the Grace Acquisition.

Other Costs

	Six months ended June 30, 2004		Six months ended June 30, 2005
	$	% of total revenues	$	% of total revenues
	(dollars in thousands)
General and administrative	$7,137	3.8%	$7,150	2.6%
Depreciation and amortization	$13,280	7.0%	$16,636	6.1%

General and administrative expenses, or G&A, were $7.2 million for the six months ended June 30, 2005, an increase of $0.1 million, or 1.0%, from $7.1 million for the six months ended June 30, 2004.  G&A expenses as a percentage of revenue was 2.6% of the revenue for the second quarter of 2005 compared to 3.8% for the same period in 2004.

Depreciation and amortization expense was $16.6 million for the six months ended June 30, 2005, an increase of $3.3 million, or 25%, from $13.3 million for the six months ended June 30, 2004.  The increase was due primarily to the depreciation and amortization expenses associated with the acquired casino assets of Grace Entertainment.

Income from Operations

As a result of the factors discussed above, income from operations was $46.8 million for the six months ended June 30, 2005, an increase of $22.1 million from $24.7 million for the six months ended June 30, 2004.  As a percentage of total revenues, income from operations increased from 13% during 2004 to 17.2% during the same period in 2005.

Other Expenses

Other expense was $16.4 million for the six months ended June 30, 2005, a decrease of $32.6 million from the six months ended June 30, 2004 when other expense was $49.0 million. The decrease in expenses was primarily due to the absence in the six months ended June 30, 2005 of $38.0 million in costs incurred in June 2004 in connection with the early retirement of debt.

Our interest costs increased from $11.1 million during the first six months of 2004 to $16.8 million during the first six months of 2005 due to the debt incurred in connection with the Grace Acquisition. The Company’s debt grew from $267.3 million at June 30, 2004 to $514.2 million at June 30, 2005.

Net Income

Net income for the six months ended June 30, 2005 was $30.4 million.  This is an improvement of $54.7 million, from a net loss of $24.3 million recorded for six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

At June 30, 2005, we maintained $69.3 million in cash and equivalents.  We expect to fund our operations, debt service and capital needs from operating cash flow and cash on hand.  Based upon our anticipated future operations, we believe that cash on hand together with available cash flow, will be adequate to meet our anticipated working capital requirements, capital expenditures and scheduled payments of interest on the notes for at least the foreseeable future.  No assurances can be given, however, that our cash flow will be sufficient for that purpose.  There can be no assurance that our estimates of our cash needs are accurate or that new business developments or other unforeseeable events will not occur, resulting in the need to raise additional funds.

Operating Activities

During the six months ended June 30, 2005, operating activities provided $46.8 million in cash flows on $30.4 million in net income.  Net income for the six months ended June 30, 2005 included non-cash expenses (depreciation and amortization) of $16.6 million.

Investing Activities and Capital Expenditures

For the six months ended June 30, 2005, we had net cash used for investing activities of $286.6 million primarily related to the net cash used to purchase the casino assets of Grace Entertainment as well as capital spent for the refurbishment of gaming devices in such properties.

Capital expenditures for the remainder of 2005 are anticipated to be approximately $30.0 million. These funds will be primarily used for the parking structure at Terrible’s Hotel & Casino in Las Vegas and the refurbishment and renovation of the casinos acquired pursuant to the Grace Acquisition.

Financing Activities

Cash flows provided by financing activities were $170.9 million in the first six months of 2005. Proceeds from long term debt of $191.0 million were used to complete the financing of the Grace Acquisition in February 2005.  During the first six months of 2005, the Company made debt payments of $10.3 million and shareholder distributions of $7.8 million. Shareholder distributions included $5.3 million associated with distributions made to the owners to pay 2004 Subchapter S federal taxes.

We maintain a $175.0 million amended and restated senior revolving credit facility due June 30, 2009, of which $89.7 million is available for future borrowings at June 30, 2005. In addition, pursuant to the terms of our amended credit facility, on January 31, 2005, we incurred an additional $100.0 million term loan in order to fund the Grace Acquisition. Interest accrues on borrowings under our amended credit facility based on a floating rate.

At June 30, 2005, our debt included approximately $4.1 million of our 10 3/4% senior secured notes due 2008 which we intend to redeem at the earliest optional redemption date, September 1, 2005, at a redemption price of 105.375% of the outstanding principal amount, approximately $158.9 million of our

8 1/8% senior subordinated notes due 2012 and $170.0 million of our 7% senior subordinated notes due 2014.

During the first quarter of 2005, we utilized the proceeds of the $100.0 million term loan allowed under our amended credit facility and a draw down on our revolving credit facility to pay the purchase price for the Grace Acquisition and related fees and expenses.  After giving effect to the term loan, the Grace Acquisition and the other related borrowings under our amended credit facility, our total debt is approximately $514.2 million.

We may from time to time seek to retire our outstanding debt through cash purchases, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

Free Cash Flow

The following table summarizes our operating cash flow after deducting non-financed capital expenditures for the quarters ended June 30:

	Six months ended June 30,
	2004	2005
	(in millions)
Cash flow from operations	$20,037	$46,759
Cash paid for capital expenditures	(5,578)	(21,588)
Operating cash less non-financed capital expenditures	$14,459	$25,171

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

We have determined that the following accounting policy and related estimates are critical to the preparation of our consolidated financial statements:

Long-Lived Assets—We have a significant investment in long-lived property and equipment and lease acquisition costs.  Significant accounting policies that affect the reported amounts for these assets include the determination of the assets’ estimated useful lives, evaluation of the assets’ recoverability and the likelihood of technological obsolescence.  We estimate useful lives for property and equipment based on historical experience and estimates of products’ commercial lives.  Significant incremental costs associated with the acquisition of location leases are capitalized and amortized using the straight-line method over the term of the related leases, including expected renewals, which range from 1 to 20 years.

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

Goodwill—We have approximately $207,597,000 in goodwill on our consolidated balance sheet as of June 30, 2005 resulting from the Grace Acquisition.  The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.  The estimated fair values are based on an independent appraisal and estimates made by management.  To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. We do not have any cash or cash equivalents as of June 30, 2005 that are subject to market risk based on changes in interest rates. As a result of our amended credit facility, we are exposed to some market risk due to floating or variable interest rates. The interest on revolving borrowings and on the additional term loan under our amended credit facility is based on a floating rate (a base rate or LIBOR, at our option), plus a leverage grid-based variable amount. At June 30, 2005, the principal amount of the related borrowings under our amended credit facility is approximately $181.0 million.  A hypothetical 1.0% increase in LIBOR would result in an approximately $1.8 million annual increase in interest expense.

The carrying value of our cash, trade, notes and loans receivable, and trade payables approximates fair value primarily because of the short maturities of these instruments. The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $527,531,714 as of June 30, 2005.

We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

We do not have any cash or cash equivalents as of June 30, 2005 that are subject to market risk based on changes in interest rates.

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

Date: August 10, 2005	HERBST GAMING, INC. (Registrant)

	By:	/s/ Mary E. Higgins
Mary E. Higgins
	Its	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Edward J. Herbst pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mary E. Higgins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Edward J. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith.