Form 10-Q
period 2005-09-30
HERBST GAMING INC
filed 2005-11-15
CIK 1160294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.  YES  ☐  NO  ☒  Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value, 300 outstanding shares

FORM 10-Q

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

PART I. – FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2004	September 30, 2005
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$138,172	$71,323
Accounts receivable, net	1,281	1,578
Notes and loans receivable, current portion	411	627
Prepaid expenses	5,182	9,017
Inventory	1,080	1,993

Total current assets	146,126	84,538
Property and equipment, net	107,205	179,986
Lease acquisition costs, net	51,394	44,695
Goodwill	—	207,597
Due from related parties	161	435
Other assets, net	13,545	14,163

Total assets	$318,431	$531,414

Liabilities and stockholders’ deficiency
Current liabilities
Current portion of long-term debt	$154	$1,122
Accounts payable	5,733	8,040
Accrued expenses	8,896	20,154
Due to related parties	36	—

Total current liabilities	14,819	29,316
Long-term debt, less current portion	333,258	503,716
Other liabilities	1,118	1,368
Commitments and contingencies

Stockholders’ deficiency
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
Accumulated deficit	(34,763)	(6,985)

Total stockholders’ deficiency	(30,764)	(2,986)

Total liabilities and stockholders’ deficiency	$318,431	$531,414

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(in thousands)
Revenues
Route operations	$73,548	$83,581	$215,291	$250,188
Casino operations
Nevada	22,422	22,553	67,871	71,175
Other states	—	31,794	—	86,119
Other	847	1,528	2,673	4,255
Total revenues	96,817	139,456	285,835	411,737
Promotional allowances – Route	(76)	(69)	(310)	(152)
Promotional allowances – Casino
Nevada	(2,962)	(3,128)	(8,727)	(9,273)
Other states	—	(2,302)	—	(6,177)

Net revenues	93,779	133,957	276,798	396,135

Costs and expenses
Route operations	57,907	64,923	168,131	190,459
Casino operations
Nevada	14,120	14,829	41,835	44,292
Other states	—	21,485	—	57,449
Depreciation and amortization	6,610	9,148	19,890	25,784
General and administrative	3,619	3,622	10,756	11,433
Loss on retirement of assets	—	3,360	—	3,360
Total costs and expenses	82,256	117,367	240,612	332,777
Income from operations	11,523	16,590	36,186	63,358

Other income (expense)
Interest income	51	143	150	563
Loss on early retirement of debt	—	(221)	(37,991)	(221)
Interest expense, net of capitalized interest (capitalized interest of $0, $32, $0, $32, respectively)	(4,411)	(8,938)	(15,527)	(25,743)
Total other expense	(4,360)	(9,016)	(53,368)	(25,401)
Net income (loss)	$7,163	$7,574	$(17,182)	$37,957

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ DEFICIENCY
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands)
Balance, January 1, 2005	$2,368	$1,631	$(34,763)	$(30,764)

Stockholders’ distributions	—	—	(10,179)	(10,179)

Net income	—	—	37,957	37,957

Balance, September 30, 2005	$2,368	$1,631	$(6,985)	$(2,986)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2004	2005
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(17,182)	$37,957
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	19,890	25,784
Debt discount amortization	64	110
(Gain) loss on sale of property and equipment	(30)	15
Loss on retirement of assets	—	3,360
Loss of early retirement of debt	37,991	221
Decrease (increase) in
Accounts receivable	63	(240)
Prepaid expenses	(1,162)	(2,889)
Inventory	36	(743)
Other assets	(53)	(74)
Due from related parties	271	(274)
Increase (decrease) in
Accounts payable	(728)	2,241
Accrued expenses	(3,159)	7,992
Due to related parties	—	(36)
Other liabilities	145	250
Net cash provided by operating activities	36,146	73,674
Cash flows from investing activities
Net cash paid for Grace Acquisition	—	(264,458)
Additions to notes receivable	(912)	(1,090)
Collection on notes receivable	466	1,091
Proceeds from sale of property and equipment	158	197
Purchases of property and equipment	(9,862)	(34,205)
Lease acquisition costs	(953)	(940)
Net cash used in investing activities	(11,103)	(299,405)
Cash flows from financing activities
Proceeds from long-term debt	258,021	191,000
Reduction of long-term debt	(227,044)	(19,684)
Deferred loan costs	(5,874)	(2,034)
Prepayment penalty on retired debt	(31,329)	(221)
Stockholders’ distributions	(22,370)	(10,179)
Net cash provided by (used in) financing activities	(28,596)	158,882
Net decrease in cash and cash equivalents	(3,553)	(66,849)
Cash and cash equivalents
Beginning of period	54,030	138,172
End of period	$50,477	$71,323
Supplemental cash flow information
Cash paid during the period for interest	$19,063	$18,730
Supplemental schedule of non-cash investing and financing activities
Purchase of property and equipment financed through direct financing	$68	$—
Purchase of property and equipment financed through accounts payable	$1,441	$1,126
Grace Acquisition:
Fair value of assets and liabilities acquired
Current assets, other than cash	$—	$1,173
Property and equipment	—	58,954
Goodwill	—	207,597
Other liabilities	—	(3,266)
Cash paid, net of cash acquired	$—	$264,458

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Principles of Consolidation—The accompanying condensed consolidated interim financial statements of Herbst Gaming, Inc. (“Herbst” or the “Company”) include the accounts of Herbst and its subsidiaries:  E-T-T, Inc. and Subsidiaries (“E-T-T”), Market Gaming, Inc. (“MGI”), E-T-T Enterprises L.L.C. (“E-T-T Enterprises”), Flamingo Paradise Gaming, LLC (“FPG”), HGI-St. Jo (“HSJ”), HGI-Mark Twain (“HMT”) and HGI-Lakeside (“HL”).  The financial statements of E-T-T are consolidated and include the following wholly-owned subsidiaries:  Cardivan Company, Corral Coin, Inc., and Corral Country Coin, Inc.

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

Interim Financial Statements —The accompanying financial statements for the three and nine months ended September 30, 2004 and 2005 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results of the interim periods.  The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.  These accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2004.

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

Goodwill —The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.  The estimated fair values are based on an independent appraisal and estimates made by management.  To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

Based on preliminary evaluations, the Company has approximately $207.6 million in goodwill on its consolidated balance sheet as of September 30, 2005 resulting from its acquisition of the casino assets of Grace Entertainment, Inc. described in footnote 2 below.  As discussed in footnote 2 below, this amount is based on a preliminary valuation.  A third-party valuation firm has been engaged by the Company to value the assets acquired pursuant to this acquisition and to assist in the allocation of the purchase price paid.  After the valuation is completed, the Company expects to allocate some or all of the amount currently allocated to goodwill to other intangible assets such as gaming licenses, customer lists and an executive non-competition agreement.  Thereafter, the Company will disclose such intangible assets separately from goodwill on its balance sheet.

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

2.                                      GRACE ACQUISITION

On February 1, 2005, the Company consummated the purchase of assets from Grace Entertainment, Inc., consisting of three casinos for an aggregate amended cash purchase price of approximately $266.8 million (the “Grace Acquisition”). The purchase price does not include approximately $10.2 million in fees associated with the consummation of the Grace Acquisition and related financing costs, $2.4 million of which are included in the table below. The Grace Acquisition allows the Company to expand its casino operations segment to relatively stable and protected markets outside of southern Nevada with casinos that it believes have significant upside potential. The assets acquired pursuant to the Grace Acquisition consist of the Lakeside Casino Resort (“Lakeside Iowa”), located in Osceola, Iowa, which contains 996 slot machines, 27 table games and an adjacent 60 room all-suite hotel, the Mark Twain Casino (“Mark Twain”), located in LaGrange, Missouri, which contains 566 slot machines and 14 table games, and the St. Jo Frontier Casino (“St. Jo”), located in St. Joseph, Missouri, which contains 587 slot machines and 12 table games. The Company used proceeds from a $170.0 million 7% senior subordinated notes offering along with borrowings under its amended and restated credit facility to fund the purchase price of the Grace Acquisition. The purchase price for Lakeside Iowa was approximately $160.8 million, for Mark Twain was approximately $56.5 million and for St. Jo was approximately $49.5 million. The Grace Acquisition was recorded under the purchase method of accounting and the results of operations of the assets acquired thereto have been included in the Company’s consolidated results following the date of acquisition.

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

	Nine months ended September 30, 2004 Pro Forma	Nine months ended September 30, 2005 Pro Forma

Net Revenues	$363,908	$404,221
Loss on retirement of assets	$—	$(3,360)
Income from operations	$63,201	$65,212
Loss on early retirement of debt	$(37,991)	(221)
Net income (loss)	$(3,010)	$38,384

In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of the earliest period presented.

A third-party valuation firm has been engaged by the Company to value the assets acquired pursuant to this acquisition and to assist in the allocation of the purchase price paid.  These tasks include the identification and valuation of any intangible assets acquired.  While not yet complete, the Company expects this valuation and allocation process to be completed before the end of the year.  After the valuation is completed, the Company expects to have a portion of the purchase price that is not attributable to specific assets, and this will result in the recognition of certain intangible assets, such as gaming licenses, customer lists and an executive non-competition agreement, and significant goodwill.  Thereafter, the Company will disclose the nature of the other intangibles acquired as well as whether they are amortizable, and if so, over what period of time.

Based on preliminary evaluations, the Company has allocated approximately $207.6 million to intangible assets acquired pursuant to the Grace Acquisition, all of which the Company has currently allocated to goodwill.  The Company believes that this goodwill is attributable to the strong cash flows generated by these properties as well as the enhancement and diversification of the Company’s base businesses outside the state of Nevada.

In addition, as described below in “Note 7—Commitments and Contingencies”, the Company assumed two lease agreements in connection with the Grace Acquisition.  Because the valuation process has not been completed, no portion of the purchase price paid in connection with the Grace Acquisition has been allocated to the acquired leases.  The leases in question are not significant and it is unlikely that such leases will significantly impact the results of the purchase price allocation.  The Company has not amortized the value of such leases and will not begin to do so until the valuation of such leases is complete and to the extent that such leases have value.

3.                                      BUSINESS SEGMENTS

The Company operates through two business segments—slot route operations and casino operations.  The slot route operations involve the installation, operation, and service of slot machines at strategic, high traffic non-casino locations, such as grocery stores, drug stores, convenience stores, bars, and restaurants.  Casino operations are broken into geographic segments: casinos located in Nevada and casinos located in other states.  The Company has five casinos located in Nevada: Terrible’s Town Casino in Henderson, Nevada, Terrible’s Casino Searchlight in Searchlight, Nevada, Terrible’s Town Casino and Terrible’s Lakeside Casino, both of which are located in Pahrump, Nevada, and Terrible’s Hotel & Casino in Las Vegas, Nevada.  The Company has three casinos located in other states:  the Lakeside Casino Resort in Osceola, Iowa, the Mark Twain Casino in LaGrange, Missouri and the St. Jo Frontier Casino in St. Joseph, Missouri.

Net revenues, income from operations, depreciation and amortization and EBITDA for these segments are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net revenues
Slot route operations	$73,472	$83,512	$214,981	$250,036
Casino operations
Nevada	19,460	19,425	59,144	61,902
Other states	—	29,492	—	79,942
Other operations-non gaming	847	1,528	2,673	4,255
Total net revenues	$93,779	$133,957	$276,798	$396,135
Income from segment operations (excluding general and administrative expense)
Slot route operations	$10,550	$13,436	$31,781	$44,280
Casino operations
Nevada	3,837	2,986	12,796	12,816
Other states	—	6,176	—	18,308
Total income from segment operations	14,387	22,598	44,577	75,404
Other (1)	(2,864)	(6,008)	(8,391)	(12,046)
Total income from operations	$11,523	$16,590	$36,186	$63,358

Depreciation and amortization
Slot route operations	$5,015	$5,153	$15,069	$15,297
Casino operations
Nevada	1,503	1,610	4,513	4,794
Other states	—	1,831	—	4,185
Other	92	554	308	1,508
Total depreciation and amortization	$6,610	$9,148	$19,890	$25,784

Segment EBITDA (3)
Slot route operations	$15,565	$18,589	$46,850	$59,577
Casino operations
Nevada	5,340	4,596	17,309	17,610
Other states	—	8,007	—	22,493
Total segment EBITDA (3)	20,905	31,192	64,159	99,680
Other and corporate (1) (2)	(2,721)	(5,311)	(7,933)	(9,975)
Depreciation and amortization	(6,610)	(9,148)	(19,890)	(25,784)
Interest expense, net of capitalized interest	(4,411)	(8,938)	(15,527)	(25,743)
Loss on early retirement of debt	—	(221)	(37,991)	(221)
Net income (loss)	$7,163	$7,574	$(17,182)	$37,957

(1)          Includes $3,360 in cost associated with the retirement of assets for the three and nine months ended September 30, 2004 and 2005, respectively.

(2)          Represents non-gaming revenues, general and administrative expenses and interest income.

(3)          Segment EBITDA is used by management to measure segment profits and losses and consists of income from segment operations plus depreciation and amortization and is calculated before allocation of overhead.

4.                                      LEASE ACQUISITION COSTS

Significant incremental costs associated with the acquisition of location leases are capitalized and amortized using the straight-line method over the term of the related leases.  Lease acquisition costs are stated at cost less accumulated amortization as follows:

	As of December 31, 2004		As of September 30, 2005
	(dollars in thousands)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Lease acquisition costs	$78,029	$26,635	$78,831	$34,136

The aggregate amortization expense for the three months ended September 30, 2004 and 2005 was $2,498,000 and $2,523,000, respectively.  The aggregate amortization expense for the nine months ended September 30, 2004 and 2005 was $7,525,000 and $7,564,000, respectively.

Estimated amortization expense for the three months ended December 31, 2005, and the twelve months ended December 31, 2006, 2007, 2008, 2009 and 2010 is $2,511,000, $9,849,000, $9,670,000, $8,913,000, $6,504,000, and $6,337,000 respectively.

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

6.                                      LONG-TERM DEBT

Long-term debt consists of the following (dollars in thousands):

	December 31, 2004	September 30, 2005

Revolving credit facility secured by assets of the Company maturing June 10, 2009. The line of credit bears interest at a floating rate set forth in the related agreement (5.6% at September 30, 2005)	$—	$76,000
Term loan secured by assets of the Company maturing June 10, 2009. The notes bear interest at a floating rate set forth in the related agreement (5.4% at September 30, 2005)	—	99,500
Senior notes secured by assets of the Company. The notes were redeemed on September 1, 2005	4,068	—
8 1/8% senior subordinated notes due June 1, 2012 with interest paid semi-annually on June 1 and December 1, including original issue discount of $1,065	158,935	159,042
7% senior subordinated notes due November 1, 2014 with interest paid semi-annually on May 15 and November 15	170,000	170,000
Notes payable to automobile financing companies secured by vehicles, payable in monthly installments of $14, including interest ranging from 0% to 7.99%, due at varying dates from July 2005 to August 2009	409	296
Total debt	333,412	504,838
Less current portion	(154)	(1,122)
Total long-term debt	$333,258	$503,716

8 1/8% Senior Subordinated Notes

On June 11, 2004, the Company issued $160 million in 8 1/8% senior subordinated notes due June 1, 2012 (the “8 1/8% notes”).

The proceeds from the 8 1/8% notes, along with the amended credit facility, were used to retire 97% of the Company’s outstanding 10 3/4% notes due 2008 for $242.1 million and to pay a $15.0 million dividend to shareholders. Fees of $6.0 million associated with the 8 1/8% notes and amended credit facility are included in other assets at September 30, 2005 and are being amortized over the life of the indebtedness.

The indenture under which the 8 1/8% notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on certain payments such as dividends. The Company is in compliance with these covenants as of September 30, 2005.

7% Senior Subordinated Notes

On November 22, 2004, the Company issued $170 million in 7% senior subordinated notes due November 15, 2014 (the “7% notes”).

The proceeds from the 7% notes, along with borrowings under the amended credit facility, were used to finance the Grace Acquisition in February 2005. Fees of $6.2 million associated with the 7% notes and amended credit facility are included in other assets at September 30, 2005 and are being amortized over the life of the indebtedness.

The indenture under which the 7% notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on certain payments such as dividends. The Company is in compliance with these covenants as of September 30, 2005.

In February 2005, the Company filed a Registration Statement on Form S-4 with the SEC for the purpose of effecting the exchange of the 7% notes for identical notes registered for resale under the federal securities laws. This registration statement became effective in April 2005 and the exchange offer was consummated in May 2005.

The Company’s senior notes are guaranteed by E-T-T, Inc., Cardivan Company, Corral Coin, Inc., Corral Country Coin, Inc., Corral Coin, Inc., E-T-T Enterprises L.L.C., Market Gaming, Inc., Flamingo Paradise Gaming, LLC, HL, HSJ and HMT, each of which are 100 percent-owned subsidiaries of Herbst Gaming, Inc. (collectively, the “subsidiary guarantors”). Condensed consolidating financial information with respect to the subsidiary guarantors is not provided because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, there are no other material subsidiaries of the Company other than the subsidiary guarantors and there are no significant restrictions on the ability of the subsidiary guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

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

Borrowings under the amended credit facility bear interest, selected monthly at the Company’s option, at a premium over the base rate or the one-, two-, three-, or six-month Eurodollar Rate (“Eurodollar”). The premium depends on a leverage ratio and can vary, if determined by reference to the base rate, between 0.25% and 1.75% and, if determined by reference to Eurodollar, between 1.5% and 3.0%. As of June 30, 2005, the premium over Eurodollar was 1.75%. The Company incurs a commitment fee, payable quarterly in arrears, on the unused portion of the senior secured credit facility. This fee varies depending on a leverage ratio and can vary between 0.30% and 0.50% per annum. As of September 30, 2005, the fee was 0.35% per annum times the average unused portion of the facility.

The amended credit facility contains various limitations and restrictions, including with respect to leverage covenants (both senior and total) as well as a minimum fixed charge coverage ratio. The Company is in compliance with these covenants as of September 30, 2005.

Long-term debt is expected to mature as follows (dollars in thousands):

September 30, 2005

2006	$1,122
2007	1,115
2008	1,051
2009	77,008
2010	95,500
Thereafter	329,042
Total	$504,838

7.                                      COMMITMENTS AND CONTINGENCIES

At September 30, 2005, the Company has non-cancelable location license agreements for space leases at groups of affiliated stores that expire on various dates from 2008 through 2011, with certain options for renewal. Revenues from gaming machines in these stores accounted for approximately 33% of the Company’s total revenues for the quarter ended September 30, 2005.

Rent expense related to non-cancelable leases with terms exceeding one year was $18,887,000 for the quarter ending September 30, 2005 and $55,814,000 for the nine months ended September 30, 2005 and $55,998,000, $67,111,000 and $72,228,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

Pursuant to the Grace Acquisition, HMT assumed a franchise and lease agreement for a river dock entered into by the predecessor of Mark Twain Casino L.L.C., the previous owner of Mark Twain, with the City of LaGrange, Missouri in May 1995.  The five-year lease agreement requires $200,000 in annual payments.  HMT has the option to renew this lease for up to four additional five-year terms.  Total lease expense under this lease for the nine months ended September 30, 2005 was approximately $133,333.

Pursuant to the Grace Acquisition, HL assumed an agreement and lease entered into by Southern Iowa Gaming Company, the previous owner of Lakeside Iowa, with the City of Osceola, Iowa and the Osceola Water Works Board of Trustees (the “Board”), relating to certain real estate surrounding West Lake and the use of West Lake in the operation of Lakeside Iowa’s excursion gambling boat.  The agreement and lease is for five years commencing May 20, 1999 with nine options to extend for additional five year terms.  The initial lease term expired in May 2004, and was renewed for an additional five-year term.  The lease requires HL to pay the Board $12,500 per month.  The monthly installments will increase each year by 1 percent until termination of the lease.  Total water rights expense for the nine months ended September 30, 2005 was $106,000.

Future minimum lease payments under non-cancelable operating leases and location license agreements are as follows (dollars in thousands):

2006	$74,984
2007	74,136
2008	61,609
2009	31,114
2010	30,326
Thereafter	27,575
Total	$299,744

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

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a gaming company that owns slot route operations in Nevada and casino operations in Nevada, Iowa and Missouri as of September 30, 2005. We have two business segments, our route operations, which involve the exclusive installation and operation of approximately 6,900 slot machines as of September 30, 2005, in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants throughout the state of Nevada. The other segment of our business is our casino segment in which we own and operate five casinos in Nevada including Terrible’s Hotel & Casino in Las Vegas and as of February 1, 2005, three Casinos located outside of Nevada, with one in Iowa and two in Missouri.

On February 1, 2005, we consummated the purchase of assets consisting of three casinos from Grace Entertainment, Inc. for an amended aggregate cash purchase price of approximately $266.8 million. The Grace Acquisition allows us to expand our casino operations segment to stable and relatively protected markets outside of southern Nevada with casinos that we believe have significant upside potential. The assets acquired pursuant to the Grace Acquisition consist of the Lakeside Casino Resort, located in Osceola, Iowa, or Lakeside Iowa, which contains 996 slot machines, 27 table games and an adjacent 60 room all-suite hotel, the Mark Twain Casino, located in LaGrange, Missouri, or Mark Twain, which contains 566 slot machines and 14 table games, and the St. Jo Frontier Casino, located in St. Joseph, Missouri, or St. Jo, which contains 587 slot machines and 12 table games. We used proceeds from a $170.0 million 7% senior subordinated notes offering along with borrowings under our amended and restated credit facility to fund the purchase price of the Grace Acquisition. The purchase price for Lakeside Iowa was approximately $160.8 million, which was changed on January 25, 2005 as a result of lower than expected recent operating results at Lakeside Iowa.  The purchase price for Mark Twain was approximately $56.5 million and for St. Jo was approximately $49.5 million.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Route Operations

	Three months ended September 30, 2004		Three months ended September 30, 2005
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$73,548	100.0%	$83,581	100.0%
Promotional allowances	(76)	0.1	(69)	0.1
Direct expenses	(57,907)	78.7	(64,923)	77.7
EBITDA	15,565	21.2	18,589	22.2
Depreciation and amortization	(5,015)	6.8	(5,153)	6.2
Income from slot route operations	$10,550	14.4%	$13,436	16.0%

Route operations accounted for 60% of total revenues during the three months ended September 30, 2005.  This was a decrease from 76% of total revenues for the three months ended September 30, 2004, which specifically resulted from the addition to total revenues of the revenues of casinos acquired pursuant to the Grace Acquisition.  Total revenues from route operations were $83.6 million for the three months ended September 30, 2005, an increase of $10.1 million, or 14%, from $73.5 million for the three months ended September 30, 2004.  At September 30, 2005, we were operating approximately 6,900 slot machines, which is roughly the same as September 30, 2004.  The increase in route revenue in the third quarter of 2005 primarily reflects the tremendous growth of the Las Vegas market.

Route operating costs were $64.9 million, or 78%, of route revenues for the three months ended September 30, 2005.  This compares to $57.9 million and 79% of route revenues for the same period in 2004.  The increase in route operating expenses was primarily associated with the cost increases associated with revenue growth, such as participation expenses and promotions.

Route EBITDA (as defined) for the three months ended September 30, 2005 was $18.6 million, an increase of $3.0 million, or 19%, from $15.6 million for the three months ended September 30, 2004.  The increase in EBITDA was a result of the continued strength of the Las Vegas market.

Casino Operations

	Three months ended September 30, 2004		Three months ended September 30, 2005
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$22,422	100.0%	$54,347	100.0%
Promotional allowances	(2,962)	13.2	(5,430)	10.0
Direct expenses	(14,120)	63.0	(36,314)	66.8
EBITDA	5,340	23.8	12,603	23.2
Depreciation and amortization	(1,503)	6.7	(3,441)	6.3
Income from casino operations	$3,837	17.1%	$9,162	16.9%

Casino operations accounted for 39% of total revenues for the three months ended September 30, 2005 and 23% of revenues for the three months ended September 30, 2004.  Total revenues derived from casino operations were $54.3 million for the three months ended September 30, 2005, an increase of $31.9 million, or 142%, from $22.4 million for the three months ended September 30, 2004. This increase was due to the inclusion of the results from the assets acquired in February 2005 pursuant to the Grace Acquisition, as well as growth from our existing operations. The following paragraphs divide the results from this segment geographically between Nevada and casinos in other states.

Casino Operations — Nevada

	Three months ended September 30, 2004		Three months ended September 30, 2005
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$22,422	100.0%	$22,553	100.0%
Promotional allowances	(2,962)	13.2	(3,128)	13.9
Direct expenses	(14,120)	63.0	(14,829)	65.8
EBITDA	5,340	23.8	4,596	20.3
Depreciation and amortization	(1,503)	6.7	(1,610)	7.1
Income from casino operations	$3,837	17.1%	$2,986	13.2%

Nevada casino operations accounted for 16% of total Company revenues for the three months ended September 30, 2005 and 23% of total revenues for the three months ended September 30, 2004.  Revenues derived from Nevada casino operations were $22.6 million for the three months ended September 30, 2005, approximately the same as the three months ended September 30, 2004.  Revenue from Terrible’s Hotel & Casino in Las Vegas was down slightly due to the demolition of one-third of its hotel rooms in connection with the construction of its new parking structure and casino floor expansion. This construction should be completed by June 2006.

Nevada casino operating costs were $14.8 million, or 66%, of revenues for the three months ended September 30, 2005, compared to $14.1 million, or 63%, of revenues for the three months ended September 30, 2004.  The increase in expenses was generally in areas that helped to drive the increase in revenue, such as comps, slot club, payroll, and participation game fees.  Casino EBITDA (as defined) was $4.6 million for the three months ended September 30, 2005, a decrease of $0.7 million, or 13%, from $5.3 million from the three months ended September 30, 2004.

Casino Operations — Other states

	Three months ended September 30, 2004		Three months ended September 30, 2005
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Other state casino revenue	$—	—	$31,794	100.0%
Promotional allowances	—	—	(2,302)	7.2
Direct expenses	—	—	(21,485)	67.6
EBITDA	—	—	8,007	25.2
Depreciation and amortization	—	—	(1,831)	5.8
Income from casino operations	—	—	$6,176	19.4%

Casino operations in other states accounted for 23% of total company revenues for the three months ended September 30, 2005.  Total revenues derived from casino operations located in states other than Nevada were $31.8 million for the three months ended September 30, 2005. Other state casino operating costs were $21.5 million, or 68%, of revenues for the three months ended September 30, 2005.  We began floor improvements at our casinos in other states in the second quarter of 2005. The floor renovations consisted of over 1,200 new machines, new “ticket in, ticket out” software at each casino, new carpet and entirely new slot bases. This renovation was completed during the third quarter but continued to cause significant floor disruption during the quarter. The revenues during these periods were helped by significant increases to our cash, player point promotions and food specials. These expenses were incurred to offset the disruption and to keep player loyalty during these extensive floor renovations. As these are completed and the gaming floor stabilizes over the next few months these costs should be reduced.

Other Revenue

Other revenue consists of revenue items such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations.  Other revenues were $1.5 million for the three months ended September 30, 2005 compared to $0.8 million for the three months ended September 30, 2004.

Promotional Allowances

Promotional allowances were $5.5 million, or 3.9%, of total revenues, for the three months ended September 30, 2005, an increase of $2.5 million, or 83%, from $3.0 million, or 3.1%, of total revenues for the three months ended September 30, 2004.  The increase was due to heavier promotional spending at the Nevada casinos, and the inclusion of the new casino properties acquired pursuant to the Grace Acquisition.

Other Costs

	Three months ended September 30, 2004		Three months ended September 30, 2005
	$	% of total revenues	$	% of total revenues
	(dollars in thousands)
General and administrative	$3,619	3.7%	$3,622	2.6%
Depreciation and amortization	$6,610	6.8%	$9,148	6.6%
Loss on retirement of assets	$—	—	$3,360	2.4%

General and administrative expenses (“G&A”), were $3.6 million for the three months ended September 30, 2005, which is approximately the same as the three months ended September 30, 2004.  G&A expenses as a percentage of revenue was 2.6% of the revenue for the third quarter of 2005 compared to 3.7% for the same period in 2004.

Depreciation and amortization expense was $9.1 million for the three months ended September 30, 2005, an increase of $2.5 million, or 38%, from $6.6 million for the three months ended September 30, 2004.  The increase was due primarily to the depreciation and amortization expenses associated with the acquired casino assets of Grace Entertainment.

For the three months ended September 30, 2005, the Company incurred approximately $3.4 million in expense related to the demolition of a portion of Terrible’s Hotel & Casino in Las Vegas in connection with the construction of its new parking structure and casino floor expansion.

Income from Operations

As a result of the factors discussed above, income from operations was $16.6 million for the three months ended September 30, 2005, an increase of $5.1 million from $11.5 million for the three months ended September 30, 2004.  Adjusted for the asset retirement costs, as a percentage of total revenues, income from operations increased from 11.9% during 2004 to 14.3% during the same period in 2005.

Other Expenses

Other expense was $9.0 million for the three months ended September 30, 2005, an increase of $4.6 million from $4.4 million for the three months ended September 30, 2004.

Our interest costs increased from $4.4 million during the three months ended September 30, 2004 to $8.9 million during the three months ended September 30, 2005 due to the debt incurred in connection with the Grace Acquisition in February 2005. The Company’s debt grew from $246.2 million at September 30, 2004 to $504.8 million at September 30, 2005.

The Company incurred approximately $0.2 in early retirement of debt charges associated with the repayment of the remaining principal amount of the Company’s 10 ¾% senior subordinated notes due 2008.

Net Income

Net income for the three months ended September 30, 2005 was $7.6 million.  This is an improvement of $0.4 million from net income of $7.2 million recorded for three months ended September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Route Operations

	Nine months ended September 30, 2004		Nine months ended September 30, 2005
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$215,291	100.0%	$250,188	100.0%
Promotional allowances	(310)	0.1	(152)	0.1
Direct expenses	(168,131)	78.1	(190,459)	76.1
EBITDA	46,850	21.8	59,577	23.8
Depreciation and amortization	(15,069)	7.0	(15,297)	6.1
Income from slot route operations	$31,781	14.8%	$44,280	17.7%

Route operations accounted for 61% of total revenues during the nine months ended September 30, 2005.  This was a decrease from 75% of total revenues for the nine months ended September 30, 2004, which specifically resulted from the addition of the revenues of casinos acquired pursuant to the Grace Acquisition.  Total revenues from route operations were $250.2 million for the nine months ended September 30, 2005, an increase of $34.9 million, or 16%, from $215.3 million for the nine months ended September 30, 2004.  At September 30, 2005, we were operating approximately 6,900 slot machines, which is roughly the same as September 30, 2004.  The increase in route revenue in the nine months of 2005 primarily reflects the continued growth of the Las Vegas market.

Route operating costs were $190.5 million, or 76%, of route revenues, for the nine months ended September 30, 2005.  This compares to $168.1 million and 78% of route revenues for the same period in 2004.  The increase in route operating expenses was primarily associated with the cost increases associated with revenue growth, such as participation expenses and promotions.

Route EBITDA (as defined) for the nine months ended September 30, 2005 was $59.6 million, an increase of $12.7 million, or 27%, from $46.9 million for the nine months ended September 30, 2004.  The increase in EBITDA was a result of the continued strength of the Las Vegas market.

Casino Operations

	Nine months ended September 30, 2004		Nine months ended September 30, 2005
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$67,871	100.0%	$157,294	100.0%
Promotional allowances	(8,727)	12.9	(15,450)	9.8
Direct expenses	(41,835)	61.6	(101,741)	64.7
EBITDA	17,309	25.5	40,103	25.5
Depreciation and amortization	(4,513)	6.6	(8,979)	5.7
Income from casino operations	$12,796	18.9%	$31,124	19.8%

Casino operations accounted for 38% of total revenues for the nine months ended September 30, 2005 and 24% of revenues for the nine months ended September 30, 2004.  Total revenues derived from casino operations were $157.3 million for the nine months ended September 30, 2005, an increase of $89.4 million, or 132%, from $67.9 million for the nine months ended September 30, 2004. This increase was due to the inclusion of the results from the assets acquired in February 2005 pursuant to the Grace Acquisition, as well as growth from our existing operations. The following paragraphs divide the results from this segment geographically between Nevada and casinos in other states.

Casino Operations — Nevada

	Nine months ended September 30, 2004		Nine months ended September 30, 2005
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$67,871	100.0%	$71,175	100.0%
Promotional allowances	(8,727)	12.9	(9,273)	13.0
Direct expenses	(41,835)	61.6	(44,292)	62.2
EBITDA	17,309	25.5	17,610	24.8
Depreciation and amortization	(4,513)	6.6	(4,794)	6.7
Income from casino operations	$12,796	18.9%	$12,816	18.1%

Nevada casino operations accounted for 17% of total Company revenues for the nine months ended September 30, 2005 and 24% of total revenues for the nine months ended September 30, 2004.  Revenues derived from Nevada casino operations were $71.2 million for the nine months ended September 30, 2005, an increase of $3.3 million, or 5%, from $67.9 million for the nine months ended September 30, 2004.  This increase in revenue was primarily due to increased customer play at Terrible’s Hotel & Casino in Las Vegas and our two casinos in Pahrump.  Room revenue was down for the Terrible’s Hotel & Casino during the third quarter due to the demolition of one-third of its hotel rooms in connection with the construction of its new parking structure and casino floor expansion.

Nevada casino operating costs were $44.3 million, or 62%, of revenues for the nine months ended September 30, 2005, compared to $41.8 million, or 62%, of revenues for the nine months ended September 30, 2004.  The increase in expenses were generally in areas that helped to drive the increase in revenue, such as comps, slot club, payroll, and participation game fees.  Casino EBITDA (as defined) was $17.6 million for the nine months ended September 30, 2005, an increase of $0.3 million, or 2%, from $17.3 million for the nine months ended September 30, 2004.

Casino Operations — Other states

	Nine months ended September 30, 2004		Nine months ended September 30, 2005
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Other state casino revenue	$—	—	$86,119	100.0%
Promotional allowances	—	—	(6,177)	7.2
Direct expenses	—	—	(57,449)	66.7
EBITDA	—	—	22,493	26.1
Depreciation and amortization	—	—	(4,185)	4.9
Income from casino operations	—	—	$18,308	21.2%

Casino operations in other states accounted for 21% of total company revenues for the nine months ended September 30, 2005.  Total revenues derived from casino operations located in states other than Nevada were $86.1 million for the nine months ended September 30, 2005.  Given the Grace Acquisition closed on February 1, 2005, the Company’s results reflect only eight months of casino operations in states other than Nevada.

Other state casino operating costs were $57.4 million, or 67%, of revenues for the nine months ended September 30, 2005.

Other Revenue

Other revenue consists of revenue items such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations.  Other revenues were $4.3 million for the nine months ended September 30, 2005 compared to $2.7 million for the nine months ended September 30, 2004.

Promotional Allowances

Promotional allowances were $15.6 million, or 3.8% of total revenues, for the nine months ended September 30, 2005, an increase of $6.6 million, or 73%, from $9.0 million, or 3.2% of total revenues, for the nine months ended September 30, 2004.  The increase was due to heavier promotional spending at the casinos and the inclusion of the new casino properties acquired pursuant to the Grace Acquisition.

Other Costs

	Nine months ended September 30, 2004		Nine months ended September 30, 2005
	$	% of total revenues	$	% of total revenues
	(dollars in thousands)
General and administrative	$10,756	3.8%	$11,433	2.8%
Depreciation and amortization	$19,890	7.0%	$25,784	6.3%
Loss on retirement of assets	$—	—	$3,360	0.8%

General and administrative expenses (“G&A”), were $11.4 million for the nine months ended September 30, 2005, an increase of $0.6 million from $10.8 million for the nine months ended

September 30, 2004.  G&A expenses as a percentage of revenue was 2.8% of the revenue for the third quarter of 2005 compared to 3.8% for the same period in 2004.

Depreciation and amortization expense was $25.8 million for the nine months ended September 30, 2005, an increase of $5.9 million, or 30%, from $19.9 million for the nine months ended September 30, 2004.  The increase was due primarily to the depreciation and amortization expenses associated with the acquired casino assets of Grace Entertainment and the capital spent to refurbish such assets.

For the nine months ended September 30, 2005, the Company incurred approximately $3.4 million in expense related to the demolition of a portion of Terrible’s Hotel & Casino in Las Vegas in connection with the construction of its new parking structure and casino floor expansion.

Income from Operations

As a result of the factors discussed above, income from operations was $63.4 million for the nine months ended September 30, 2005, an increase of $27.2 million, or 75%, from $36.2 million for the nine months ended September 30, 2004.  Adjusted for the asset retirement costs, as a percentage of total revenues, income from operations increased from 12.7% during 2004 to 16.2% during the same period in 2005.

Other Expenses

Other expenses were $25.4 million for the nine months ended September 30, 2005, a decrease of $28.0 million from the nine months ended September 30, 2004 when other expenses were $53.4 million. The decrease in expenses was primarily due to the absence in the nine months ended September 30, 2005 of $38.0 million in costs incurred in September 2004 in connection with the early retirement of debt.

During the first nine months of 2005, the Company incurred approximately $0.2 million in costs associated with the early retirement of debt.

Our interest costs increased from $15.5 million during the first nine months of 2004 to $25.7 million during the first nine months of 2005 due to the debt incurred in connection with the Grace Acquisition. The Company’s debt grew from $246.2 million at September 30, 2004 to $504.8 million at September 30, 2005.

Net Income

Net income for the nine months ended September 30, 2005 was $38.0 million.  This is an improvement of $55.2 million, from a net loss of $17.2 million recorded for nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

At September 30, 2005, we maintained $71.3 million in cash and equivalents.  We expect to fund our operations, debt service and capital needs from operating cash flow and cash on hand.  Based upon our anticipated future operations, we believe that cash on hand together with available cash flow, will be adequate to meet our anticipated working capital requirements, capital expenditures and scheduled payments of interest on our outstanding indebtedness for at least the foreseeable future.  No assurances can be given, however, that our cash flow will be sufficient for that purpose.  There can be no assurance that our estimates of our cash needs are accurate or that new business developments or other unforeseeable events will not occur, resulting in the need to raise additional funds.

Operating Activities

During the nine months ended September 30, 2005, operating activities provided $73.7 million in cash flows on $38.0 million in net income.  Net income for the nine months ended September 30, 2005 included non-cash expenses (depreciation and amortization) of $25.8 million as well as approximately $3.4 million in expense related to the demolition of a portion of Terrible’s Hotel & Casino in Las Vegas in connection with the construction of its new parking structure and casino floor expansion.

Investing Activities and Capital Expenditures

For the nine months ended September 30, 2005, we had net cash used for investing activities of $299.4 million primarily related to the net cash used to purchase the casino assets of Grace Entertainment as well as capital spent for the refurbishment of such properties.

Capital expenditures for the remainder of 2005 are anticipated to be approximately $15.0 million. These funds will be primarily used for maintenance capital expenditures, the costs associated with the construction of a new parking structure and casino floor expansion at Terrible’s Hotel & Casino in Las Vegas and the refurbishment and renovation of the casinos acquired pursuant to the Grace Acquisition.

Financing Activities

Cash flows provided by financing activities were $158.9 million in the first nine months of 2005. Proceeds from long term debt of $191.0 million were used to complete the financing of the Grace Acquisition in February 2005.  During the first nine months of 2005, the Company made debt payments of $19.7 million and shareholder distributions of $10.2 million. Shareholder distributions included $5.3 million associated with distributions made to the owners to pay 2004 Subchapter S federal taxes.

We maintain a $175.0 million amended and restated senior revolving credit facility due June 30, 2009, of which $99.0 million is available for future borrowings at September 30, 2005. In addition, pursuant to the terms of our amended credit facility, on January 31, 2005, we incurred an additional $100.0 million term loan in order to fund the Grace Acquisition. Interest accrues on borrowings under our amended credit facility based on a floating rate.

On September 1, 2005, we retired the remaining balance of $4.1 million of our 10 3/4% senior secured notes due 2008 at a redemption price of 105.375% per $1,000 principal amount of such notes.

We currently maintain approximately $159.0 million of indebtedness consisting of our 8 1/8% senior subordinated notes due 2012 and $170.0 million of indebtedness consisting of our 7% senior subordinated notes due 2014.

During the first quarter of 2005, we utilized the proceeds of the $100.0 million term loan allowed under our amended credit facility and a draw down on our revolving credit facility to pay the purchase price for the Grace Acquisition and related fees and expenses.  After giving effect to the term loan, the Grace Acquisition and the other related borrowings under our amended credit facility, our total debt is approximately $504.8 million.

We may from time to time seek to retire our outstanding debt through cash purchases, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

Free Cash Flow

The following table summarizes our operating cash flow after deducting non-financed capital expenditures for the quarters ended September 30:

	Nine months ended September 30,
	2004	2005
	(in millions)
Cash flow from operations	$36,146	$73,674
Cash paid for capital expenditures	(9,862)	(34,205)
Operating cash less non-financed capital expenditures	$26,284	$39,469

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

Goodwill—We have approximately $207.6 million in goodwill on our consolidated balance sheet as of September 30, 2005 resulting from the Grace Acquisition.  The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.  The estimated fair values are based on an independent appraisal and estimates made by management.  To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

Based on preliminary evaluations, the Company has approximately $207.6 million in goodwill on its consolidated balance sheet as of September 30, 2005 resulting from the Grace Acquisition.  This amount is based on a preliminary valuation.  A third-party valuation firm has been engaged by the Company to value the assets acquired pursuant to the Grace Acquisition and to assist in the allocation of the purchase price paid.  After the valuation is completed, the Company expects to allocate some or all of the amount currently allocated to goodwill to other intangible assets such as gaming licenses, customer lists and an executive non-competition agreement.  Thereafter, the Company will disclose such intangible assets separately from goodwill on its balance sheet.

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. We do not have any cash or cash equivalents as of September 30, 2005 that are subject to market risk based on changes in interest rates. As a result of our amended credit facility, we are exposed to some market risk due to floating or variable interest rates. The interest on revolving borrowings and on the additional term loan under our amended credit facility is based on a floating rate (a base rate or LIBOR, at our option), plus a leverage grid-based variable amount. At September 30, 2005, the principal amount of the related borrowings under our amended credit facility is approximately $175.5 million.  A hypothetical 1.0% increase in LIBOR would result in an approximately $1.8 million annual increase in interest expense.

The carrying value of our cash, trade, notes and loans receivable, and trade payables approximates fair value primarily because of the short maturities of these instruments. The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $514.6 million as of September 30, 2005.

We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

We do not have any cash or cash equivalents as of September 30, 2005 that are subject to market risk based on changes in interest rates.

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

Date: November 14, 2005	HERBST GAMING, INC.
(Registrant)

	By:	/s/ Mary E. Higgins
Mary E. Higgins
	Its	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Edward J. Herbst pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mary E. Higgins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Edward J. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                 Filed herewith.