Form 10-K
period 2005-12-31
HERBST GAMING INC
filed 2006-03-31
CIK 1160294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐  Not Applicable  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non-Accelerated Filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2005, based on the price at which the common equity was sold, was approximately $0.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of December 31, 2005.

Common Stock, no par value, 300 outstanding shares.

Documents Incorporated by Reference

None.

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

PART I

Item 1.    Business.

General

We are a diversified gaming company that focuses on two business lines: slot route operations and casino operations. Our slot route operations involve the exclusive installation and operation of slot machines in certain strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants. We currently own and operate approximately 7,100 slot machines in our slot route business and are one of the largest slot machine operators in Nevada. Our casino operations in Nevada consist of five casinos that focus on local gaming patrons, and include the ownership and operation of Terrible’s Hotel & Casino in Las Vegas, Nevada and four other small casinos in southern Nevada operated under the Terrible’s name. Our Nevada casinos contain an aggregate of approximately 1,795 slot machines and 15 table games. As a result of the acquisition on February 1, 2005 of assets from Grace Entertainment, Inc. described below, or the Grace Acquisition, as of that date our casino operations also included what are now Terrible’s St. Jo Frontier Casino in St. Joseph, Missouri, or St. Jo, Terrible’s Mark Twain Casino in LaGrange, Missouri, or Mark Twain, and Terrible’s Lakeside Casino Resort in Osceola, Iowa, or Lakeside Iowa. These three properties have added approximately 2,217 slot machines and 44 table games to our casino business.

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

As used in this Form 10-K, the terms the “Company,” “we,” “us,” “our” and “Herbst Gaming” refer to Herbst Gaming, Inc. and its subsidiaries, unless the context indicates otherwise.

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

Recent Developments

Legal Judgment

On February 17, 2006, the Clark County Circuit Court entered judgment of a jury verdict delivered on January 14, 2006 against E-T-T, Inc., or ETT, a wholly owned subsidiary of the Company, for $4.2 million in compensatory damages and $10.0 million in punitive damages. The jury verdict was delivered in connection with an action brought by the family of an individual that alleged that ETT had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from ETT and, while drunk, hit and killed the individual. The Company believes the award of compensatory and punitive damages against ETT, the liability of ETT, and the amount thereof, is not supportable in either law or in fact and plans to vigorously pursue all appropriate post-trial and other remedies, including exercising its right to appeal.

Narrative Description of Business

Our business focuses on attracting and fostering repeat business from local gaming patrons in both our route and casino operations. Local patrons are typically sophisticated gaming customers who seek convenient locations, high payouts and a pleasant atmosphere.

Route Operations

Our route operations involve the exclusive installation and operation of slot machines in chain store and street account locations. At December 31, 2005 we operated approximately 7,100 slot machines throughout the state of Nevada. We define chain stores as grocery stores, drug stores, merchandise stores and convenience stores, with more than five locations. Our chain store contracts are primarily with large, national retailers, such as Albertsons, Vons, Safeway, SavOn, Smith’s, Kmart and Rite Aid, as well as Terrible Herbst gas stations and convenience stores. Street accounts include local bars, restaurants and non-chain convenience stores. Nevada law limits slot route operations to certain types of non-casino locations including bars, taverns, convenience stores, grocery stores and drug stores. Most locations are limited to offering no more than 15 slot machines.

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

Casino Operations

On February 1, 2005, we consummated the purchase of assets consisting of three casinos from Grace Entertainment, Inc. for an aggregate cash purchase price of approximately $266.8 million (the “Grace Acquisition”). The Grace Acquisition allowed us to expand our casino operations segment to stable and relatively protected markets outside of southern Nevada with casinos that we believe have significant upside potential. The acquired assets consisted of Terrible’s Lakeside Casino Resort, which contained 921 slot machines, 31 table games and an adjacent 60 room all-suite hotel, Terrible’s Mark Twain Casino, which contained 505 slot machines and 17 table games, and Terrible’s St. Jo Frontier Casino, which contained 487 slot machines and 15 table games, in each case as of the closing date of the Grace Acquisition. As further described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investing Activities and Capital Expenditures,” we used proceeds from a $170.0 million 7% senior subordinated notes offering along with borrowings under our amended and restated credit facility to fund the purchase price of the Grace Acquisition.

Our casino operations consist of five casinos in southern Nevada and, as a result of the Grace Acquisition, three casinos in Missouri and Iowa. All of our casino properties focus on local customers, with an emphasis on slot play. The following table summarizes our casino assets as of December 31, 2005:

		Number of
Property	Location	Slot Machines	Table Games	Hotel Rooms	Additional

Terrible’s Hotel & Casino	Las Vegas, NV	873	9	257	Race and sports book; 196 seat bingo facility
Terrible’s Town Casino	Pahrump, NV	403	6	—	Race and sports book; 120 seat bingo facility
Terrible’s Lakeside Casino & RV Park	Pahrump, NV	265	—	159 RV spaces	Race and sports book; 192-seat bingo facility; 7 acre lake
Terrible’s Casino & Bowl	Henderson, NV	157	—	—	16-lane bowling alley
Terrible’s Searchlight Casino	Searchlight, NV	75	—	—	—

Terrible’s Lakeside Casino Resort	Osceola, IA	1,045	19	60 65 RV spaces	10,000 sq. ft. conference space; convenience store and gas station; 121 acres (88 acres undeveloped; 15 acre lake)
Terrible’s Mark Twain Casino	LaGrange, MO	591	14	—	—
Terrible’s St. Jo Frontier Casino	St. Joseph, MO	585	11	—	2,400 sq. ft. conference space; 40 acres (32 acres undeveloped)
Total		4,012	59

Terrible’s Hotel & Casino

Terrible’s Hotel & Casino in Las Vegas, Nevada (“Terrible’s”), opened on December 6, 2000. Terrible’s offers a buffet and a 24-hour café. There are currently 257 rooms with standard amenities as well as a pool and spa. Terrible’s is conveniently located approximately one mile east of the Las Vegas Strip, which we believe appeals to locals who wish to avoid the congestion of the Strip. Terrible’s favorable location has made it popular with Strip casino employees. Although we are not a tourist destination, we receive a certain amount of tourist traffic through our casino due to our location near the airport, the Strip and the Las Vegas Convention Center.

Terrible’s Lakeside Casino Resort

Lakeside Iowa, a riverboat casino located on West Lake in Osceola, Iowa, is a facility that opened in January 2000. Lakeside Iowa offers a 60 room, all-suite hotel, modular conference and meeting facilities which can seat up to 900 people and that are used for meetings, banquets and concerts, a fitness center, an outdoor pool and a gift shop. In addition, Lakeside Iowa offers a
50-seat steakhouse, a 200-seat buffet, a 70-seat lounge and bar located in the main lobby, two bars located in the casino, a convenience store and gas station that are located adjacent to the casino and 65 RV spaces with utility hookups. Lakeside Iowa owns 121 acres of land, 88 acres of which are undeveloped.

Terrible’s Mark Twain Casino

Mark Twain, located in a man-made basin adjacent to the Mississippi River in LaGrange, Missouri, is facility that opened in July 2001. Mark Twain offers a 165-seat restaurant, an 80-seat bar and an additional bar in the casino. The casino has a locally popular theme based on Mark Twain, who grew up in and wrote about nearby Hannibal, Missouri.

Terrible’s St. Jo Frontier Casino

St. Jo, located in a man-made basin adjacent to the Missouri River in St. Joseph, Missouri, is a facility that opened in May 1998 as a successor to a casino that opened in June 1994. St. Jo offers a 187-seat buffet, an 80-seat steakhouse, a 72-seat bar and a private banquet room. There are 2,400 total square feet of modular conference and meeting space. The casino and its amenities have a locally popular Pony Express western theme which plays off St. Joseph’s heritage as the founding location and headquarters of the Pony Express. St. Jo owns 40 acres of land, 32 acres of which are undeveloped.

Financial Information

The primary source of our revenue and income is from our route and casino operations, although we view the restaurants, bars and services to be important adjuncts to our casino operations. The following table sets forth the contribution to total net revenues on a dollar and percentage basis of our major activities for the years ended December 31, 2003, 2004 and 2005.

	Years Ended December 31,
	2003		2004		2005(1)
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenues:
Route operations(2)	$241,833	77.5%	$293,244	78.1%	$338,599	63.2%
Casino operations(2)
Nevada	78,342	25.1	91,254	24.3	95,400	17.8
Other states	—	—	—	—	117,475	21.9
Other	3,049	1.0	3,628	1.0	6,024	1.1
Total revenues(3)	323,224	103.6	388,126	103.4	557,498	104.0
Less promotional allowances(2)	(11,249)	(3.6)	(12,514)	(3.3)	(21,657)	(4.0)
Total net revenues	$311,975	100.0%	$375,612	100.0%	$535,841	100.0%

(1)   Calendar year 2005 reflects a partial year of operations of the casinos purchased pursuant to the Grace Acquisition in February 2005. As a result, the results of operations for calendar year 2005 may not be comparable to the results of operations in earlier years.

(2)   Route and casino revenues are the net difference between gaming wins and losses. Promotional allowances consist primarily of food and beverages furnished gratuitously to customers. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances. See “Note 1. Description of Business and Summary of Significant Accounting Policies” to the accompanying consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”.

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

In addition, we have implemented a unique players club that rewards customers with points for playing at our route and casino locations, including the three casinos acquired in the Grace Acquisition as well as for purchases made at Terrible Herbst gas stations and convenience stores in the Las Vegas area. Points may be redeemed for cash as well as free or discounted rooms, food or other goods or services provided at any such location.

Midwest Market

Each of Lakeside Iowa, Mark Twain and St. Jo have a highly recognizable brand name within its respective community. In addition, each of Lakeside Iowa, Mark Twain and St. Jo has implemented a slot club that rewards customers with points for every coin-in. Points are redeemable for vouchers that may be used for food, valet or retail items. After the Grace Acquisition was consummated, we expanded the scope of the existing slot club as well as the items for which points may be redeemed. Each of the three casinos also hosts blackjack and slot tournaments as well as other special events on the casino premises that seek to recognize and cultivate regular casino patrons.

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

Nevada Market

Since we believe that a vast majority of our patrons are locals, our marketing efforts are primarily focused on the local population of Clark County, Nevada. Based on official state forecasts, Clark County’s population has increased from just over 741,400 residents in 1990 to approximately 1,833,500 residents in 2005. In addition, Clark County’s population is expected to increase by almost 450,000 residents, or an additional 24%, by 2010. Over the past decade, Nevada has been one of the fastest growing states in the nation, with a majority of that growth found in Clark County, and the 2000 Census ranked Nevada as the nation’s fastest growing state. Management expects to benefit from the continued strong growth in the population of Clark County.

Gaming revenues have increased significantly along with population growth in Clark County. According to the Center for Business and Economic Research at the University of Nevada Las Vegas, gaming revenues in Clark County in 2005 were 11.9% greater than in 2004. Clark County enjoys low unemployment rates, a steady increase in available jobs and a per capita income in 2004 of $23,805, comparable to the national average.

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

Our business strategy for the three casinos acquired from Grace Entertainment includes continued focus on local gaming patrons with the goal of driving additional customer visitation through enhanced incentive programs and improved food and beverage operations. Each of Lakeside Iowa, Mark Twain and St. Jo are now operated under the Terrible’s name. Since the acquisition of these assets in February 2005, we have initiated significant property improvements and have added over 308 slot machines to the properties. Additionally we have replaced the older, “coin-in, coin-out” slot machines with newer, “ticket-in, ticket-out” slot machines, and we are close to completing a full renovation of the gaming area at each facility. Once the renovations of the gaming areas are complete, we intend to upgrade the land-based operations of these casinos such as restaurants and common areas. We anticipate completion of these renovations by late 2006.

Competition

Nevada Market

Our slot route operations are subject to substantial direct competition for our revenue-sharing and fixed space lease locations from one large route operator and numerous small operators, located principally in Las Vegas, Nevada. The principal method of competition for slot route operators includes the economic terms of the revenue-sharing or space lease arrangement, the services provided and the reputation of the route operator. Price competition for revenue-sharing or space lease arrangements is intense and we believe that price competition among slot route operators will continue. We are one of the largest route operators with approximately 7,100 slot machines situated in locations outside of our casinos as of December 31, 2005.

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

Midwest Market

Each of Lakeside Iowa, Mark Twain and St. Jo competes for local gaming customers with other casinos in their respective markets.

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

Certain states have recently legalized, and other states are considering legalizing, casino gaming in certain areas. In addition, states such as Illinois, Missouri, Iowa and Kansas have recently considered awarding additional gaming licenses or expanding permitted gaming. In June 2004, the Iowa Racing and Gaming Commission voted to lift a cap on casino licenses in Iowa and in 2005 issued 4 new licenses. None of theses licenses were placed in jurisdictions that directly compete with our casinos in the Midwest market.

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

Employees

As of December 31, 2005, we employed approximately 3,300 employees. None of our current employees is or will be covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

Corporations and other entities that operate casinos or slot routes in Nevada are required to be licensed by the Nevada Gaming Authorities. A gaming license for such activities requires the periodic payment of fees and taxes and is not transferable. Herbst Gaming is registered by the Nevada Gaming Commission as a publicly traded corporation (a “registered corporation”). As a registered corporation, we are required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and furnish any other information that the Nevada Gaming Commission may require. Herbst Gaming has been found suitable by the Nevada Gaming Commission to own the stock of ETT, which is licensed by the Nevada Gaming Commission as a casino and slot route operator, Market Gaming, Inc., which is licensed as a slot route operator, and Flamingo Paradise Gaming, LLC, which is licensed as a casino operator. ETT is also registered by the Nevada Gaming Commission as an intermediary holding company (the “Intermediary Company”) and has been found suitable to own the stock of Corral Country Coin, Inc., Cardivan Company, and Corral Coin, Inc., all of which are licensed by the Nevada Gaming Authorities as slot route operators (all of the foregoing, including Market Gaming, Inc., and Flamingo Paradise Gaming, LLC, are referred to as the “Gaming Subsidiaries”). No person may become a stockholder of, or receive any percentage of the profits from, the Intermediary Company or any of the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Herbst Gaming, the Intermediary Company, and all of the Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

Although the Missouri Gaming Law provides no limit on the amount of riverboat space that may be used for gaming, the Missouri Gaming Commission is empowered to impose space limitations through the adoption of rules and regulations. In addition, the Missouri Gaming Law imposes as to each customer a $500 loss limit per two-hour period established by each licensee with the approval of the Missouri Gaming Commission. In order to establish an excursion schedule, which allows patrons to enter and exit the gaming floor during the excursion, the licensee must prove to the satisfaction of the Missouri Gaming Commission that it can enforce the $500 loss limit.

In addition, the Missouri Gaming Commission is empowered to determine on a city and county-specific basis where “dockside” or permanently-docked gaming is appropriate and may be permitted. The Missouri Gaming Commission has authorized all eleven licensed sites to operate all or a portion of their facilities on a continuously docked basis. On February 23, 2000, the Missouri Gaming Commission granted Mark Twain Casino, L.L.C., from which Herbst Gaming purchased the Mark Twain, the authority to permanently dock the excursion gambling riverboat facility known as the “Mark Twain Casino.” On February 15, 1996, the Missouri Gaming Commission granted St. Joseph Riverboat Partners, from which Herbst Gaming purchased St. Jo, the authority to permanently dock the excursion gambling riverboat facility known as the “Biloxi Bell, II.”

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

In July 1997, Clarke County Development Corporation, a non-profit corporation organized for the purpose of facilitating riverboat gaming in Osceola, Iowa, entered into an operator’s contract, since amended, for Lakeside Iowa for a term of up to 50 years. Under the operator’s contract, as amended, Clarke County Development Corporation is to be paid a monthly fee equal to 1.5% of the adjusted gross gaming revenue of Lakeside Iowa. Further, pursuant to a dock site agreement executed in August 1997 (which also has a term of up to 50 years), Lakeside Iowa is required to pay a monthly fee to the City of Osceola and the Water Works Board of Trustees equal to 1.25% of the adjusted gross gaming revenue of Lakeside Iowa and an annual fee, to be paid in equal monthly installments, equal to approximately $160,000, with such amount to increase each year by 1% until termination of the lease. In September 2004, we entered into an agreement whereby upon the later of our obtaining approval from the Iowa Gaming Commission or our closing the transactions contemplated with Southern Iowa Gaming Company, Southern Iowa will immediately pay $3.2 million to the City of Osceola. Beginning eight years from the date of such payment and continuing for so long as the operator’s contract, as amended, remains in effect, we will pay the City of Osceola an additional 1% of annual adjusted gross receipts from Lakeside Iowa. We may, however, offset up to 50% of this 1% annual payment with any expenditures we have made for capital improvements (excluding gaming devices and improvements to the gaming facility, casino floor, development of a truck stop and general repairs and maintenance).

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

All Iowa excursion gambling boat licenses were approved for renewal at a March 2, 2006 meeting of the Iowa Gaming Commission. These licenses are not transferable and will need to be renewed annually and prior to the commencement of each subsequent annual renewal period.

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

Officers, directors, managers and employees of the Iowa gaming operations are required to be licensed by the Iowa Gaming Commission. Employees associated with gaming must obtain a license and these licenses are subject to immediate suspension under specific circumstances. In addition, anyone having a material relationship or involvement with the Iowa gaming operations may be required to be found suitable or to be licensed, in which case those persons would be required to pay the costs and fees of the Iowa Gaming Commission in connection with the investigation. The Iowa Gaming Commission may deny an application for a license for any cause deemed reasonable. In addition to its authority to deny an application for license, the Iowa Gaming Commission has jurisdiction to disapprove a change in position by officers or key employees and the power to require the Iowa gaming operations to suspend or dismiss officers, directors or other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the Iowa Gaming Commission finds unsuitable to act in such capacities.

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

•      pleads guilty to, or is convicted of, a felony;

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

Gaming taxes approximating 22% of the adjusted gross receipts above $3,000,000 will be payable by each licensee on its operations to the State of Iowa. In addition, there was a prepaid assessment due on June 1, 2005 and will be another prepaid assessment due on June 1, 2006, in an aggregate amount equal to 2.152% of each licensee’s estimated adjusted gross receipts for fiscal year 2004. These assessments will be offset by future state gaming taxes paid by each licensee with a credit for 20% of the assessments paid allowed each year beginning July 1, 2010 for five consecutive years. The state of Iowa is also reimbursed by the licensees for all costs associated with monitoring and enforcement by the Iowa Gaming Commission and the Iowa Department of Criminal Investigation.

Item 1A. Risk Factors.

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

The gaming industry is highly competitive. Our slot-route operations are subject to substantial direct competition for our revenue-sharing and fixed space lease locations from one large route operator and numerous small operators, located principally in Las Vegas, Nevada. With respect to our casino operations in Nevada, we compete for local gaming customers with other locals-oriented casino-hotels and other casinos located in the vicinity of these properties. Our casino operations in the Midwest face competitors that include land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations and racing and pari-mutuel operations. If our competitors operate more successfully, if existing route operations or properties are enhanced or expanded, or if additional competitors are established in and around the locations in which we conduct business, we may lose market share. In particular, the expansion of route operations or casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a material adverse effect on our business, financial condition and results of operations.

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

There are two competing initiative petitions in the State of Nevada regarding smoking in public places that will be subject to public referendum in November 2006. The first initiative would prohibit smoking in indoor places of employment including, but not limited to, bars, taverns, grocery stores, drug stores and convenience stores, as well as give future control over smoking regulation to individual counties or municipalities. The second initiative bans smoking in restaurants and other locations frequented by minors and vests all future smoking regulation with the Nevada State Legislature. The measure that garners the most votes will become law, assuming that such measure wins a majority of votes cast.

If the second initiative becomes law, it would have no effect on us as such initiative would not apply to our operations. However, the first initiative, if adopted, could have a material adverse effect on our business, financial condition and results of operation.

We face extensive regulation from gaming and other government authorities.

As owners and operators of gaming facilities, we are subject to extensive state and local regulations in Nevada, Iowa and Missouri. State and local government authorities in such jurisdictions, including the Nevada Gaming Commission, the Iowa Racing and Gaming Commission and the Missouri Gaming Commission, require us and our subsidiaries to obtain gaming licenses and require our officers, key employees and business entity affiliates to demonstrate suitability to hold gaming licenses, and such state and local government authorities may limit, condition, suspend or revoke a license for any cause deemed reasonable by the respective licensing agency. They may also levy substantial fines against us or our subsidiaries or the individuals involved in violating any gaming laws or regulations. The violation of any such state and local regulations could have a material adverse effect on our business, financial condition and results of operations.

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

Our success is substantially dependent upon the efforts and skills of Edward J. Herbst, our chairman of the board, chief executive officer and president, and Mary E. Higgins, our chief financial officer. We have entered into employment agreements with Mr. Herbst through 2006 and Ms. Higgins through 2008. These agreements automatically renew for successive one-year periods unless sooner terminated or unless either party to the respective agreements notifies the other in writing at least 60 days prior to the date the respective agreement is scheduled to expire. If we were to lose the services rendered by either of them, our operations could be adversely affected. In addition, we compete with other potential employers for employees, and we may not succeed in hiring and retaining the executives and other employees that we need. An inability to hire quality employees could have a material adverse effect on our business, financial condition and results of operations.

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

Lakeside Iowa, Mark Twain and St. Jo depend on customers living principally in south central Iowa and northeast and northwest Missouri, respectively, and on the economy of those areas. An economic downturn in such areas could have a material adverse effect on our operating results.

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

Although not required to cruise, to the extent that the casino boat of Lakeside Iowa, the USS Osceola, cruises, it and the gaming and support facilities located on board must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety or requirements of state and local law, including the requirements of state gaming authorities, or both. If the USS Osceola fails to meet these requirements, we might be forced to stop operating Lakeside Iowa. The USS Osceola must hold a Certificate of Inspection or must be approved by the American Bureau of Shipping for stabilization and flotation, and may also be subject to local zoning and building codes, as well as additional requirements mandated by state law or by the gaming regulatory authority with jurisdiction over the facilities. The U.S. Coast Guard requirements establish design standards, set limits on the operation of the cruising vessels and require individual licensing of all personnel involved with the operation of the cruising vessels. Loss of a Certificate of Inspection or American Bureau of Shipping approval or other approval mandated by state law or by the gaming regulatory authority with respect to the USS Osceola would preclude its use as a floating casino.

The failure to achieve the anticipated benefits of the Grace Acquisition could adversely impact our business.

Taken as a whole, the Grace Acquisition is the largest acquisition we have completed and is our first acquisition of casino properties located outside of Nevada. The complex process of integrating each of Lakeside Iowa, Mark Twain and St. Jo into our operations has required significant resources and we have incurred and will continue to incur significant capitalized costs and have committed and will continue to commit significant management time in integrating operations, information, communications and other systems, among other items. Failure to achieve the anticipated benefits of any of the purchases or to successfully integrate any of the operations could harm our business and results of operations.

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

We have a significant amount of indebtedness. The following chart shows certain important statistics with respect to such indebtedness.

As of and for the Year ended December 31, 2005
(in thousands, except ratio)
Long-term debt, including current portion	$500,593
Stockholders’ equity	7,981
Ratio of earnings to fixed charges(1)	2.4x

(1)   For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before fixed charges and loss on early retirement of debt (other than capitalized interest). Fixed charges consist of interest expensed and capitalized and the interest component of rent expense.

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

The interest on revolving borrowings and on the term loan under our amended credit facility is based on a floating rate (a base rate or LIBOR, at our option), plus a leverage grid-based variable amount. At December 31, 2005, the principal amount of the borrowings under our amended credit facility was approximately $171.3 million. We cannot predict the interest rate environment or guarantee that interest rates will not rise in the near future. A hypothetical 1.0% increase in LIBOR would result in an approximately $1.7 million annual increase in interest expense. Should interest rates rise significantly, our ability to satisfy our obligations under the instruments governing our outstanding indebtedness will be adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.    Properties.

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

Item 3.    Legal Proceedings.

On February 17, 2006, the Clark County Circuit Court entered judgment of a jury verdict delivered on January 14, 2006 against ETT for $4.1 million in compensatory damages and $10.0 million in punitive damages. The jury verdict was delivered in connection with an action brought by the family of an individual that alleged that ETT had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from ETT and, while drunk, hit and killed the individual. The Company believes the award of compensatory and punitive damages against ETT, the liability of ETT, and the amount thereof, is not supportable in either law or in fact and plans to vigorously pursue all appropriate post-trial and other remedies, including exercising its right to appeal.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market Information

There is no established public trading market for any class of our common equity. No class of our capital stock has been registered under the Securities Act of 1933, as amended, or under Section 12 of the Exchange Act. All 300 shares of our outstanding common stock are owned by Edward, Timothy and Troy Herbst.

(b)           Holders

Edward, Timothy and Troy Herbst own all of the outstanding shares of our common stock.

(c)           Dividends

Dividends of $23.6 million and $12.1 million were paid in respect of our outstanding common stock in fiscal 2004 and 2005, respectively.

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

Item 6.    Selected Financial Data.

We derived the selected consolidated financial data as of and for each of the five years ended December 31, 2005 from our audited consolidated financial statements, as of and for each of the three years ended December 31, 2005, which are included elsewhere in this report. In February 2003, we acquired the slot route assets of Anchor Coin. As a result, the periods beginning on or after January 1, 2003 may not be comparable to prior years. Similarly, in February 2005, we consummated the Grace Acquisition, and as a result the period beginning on January 1, 2005 may not be comparable to prior years. The following table summarizes certain selected consolidated financial data, which you should read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this report and under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986. Under those provisions, the owners of our company pay income taxes on our taxable income. Accordingly, a provision for income taxes is not included in our financial data.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Income statement data:
Revenues
Route operations	$170,893	$183,877	$241,833	$293,244	$338,599
Casino operations	—	—	—	—
Nevada	67,831	72,498	78,342	91,254	95,400
Other states					117,475
Other	2,878	3,078	3,049	3,628	6,024
Total revenues	241,602	259,453	323,224	388,126	557,498
Promotional allowances—route	(143)	(305)	(371)	(376)	(223)
Promotional allowances—casino	(8,267)	(9,497)	(10,878)	(12,138)	(21,434)
Net revenues	233,192	249,651	311,975	375,612	535,841
Costs of revenues:
Route operations	141,535	150,781	192,757	227,929	258,114
Casino operations
Nevada	46,686	48,635	51,142	56,331	59,125
Other states	—	—	—	—	79,239
General and administrative	10,168	10,812	12,514	14,366	15,217
Depreciation and amortization	13,221	14,562	22,789	25,407	33,941
Loss on retirement of assets	—	—	—	—	3,360
Loss on lease termination	—	—	—	600	—
Total costs and expenses	211,610	224,790	279,202	324,633	448,996
Income from operations	21,582	24,861	32,773	50,979	86,845
Interest income	407	336	228	353	740
Interest expense	(20,929)	(19,964)	(24,525)	(22,109)	(36,532)
Loss on early retirement of debt(1)	(13,024)	—	(267)	(37,991)	(221)
Net income (loss)	$(11,964)	$5,233	$8,209	$(8,768)	$50,832

Year Ended December 31,
2001	2002	2003	2004	2005
(in thousands, except ratios)
Other data:
Route EBITDA(2)(3)	$29,215	$32,791	$48,705	$64,939	$80,262
Casino EBITDA(2)(4)
Nevada(4)	$12,878	$14,366	$16,322	$22,785	$23,747
Other states(4)	—	—	—	—	$29,330
Net cash provided by operating activities	$14,945	$19,323	$34,997	$50,010	$92,204
Net cash used in investing activities	$(2,778)	$(8,700)	$(74,724)	$(17,009)	$(309,172)
Net cash provided by (used in) financing activities	$3,010	$(338)	$38,722	$51,141	$152,645
Capital expenditures	3,226	8,442	15,117	15,229	43,893
Ratio of earnings to fixed charges(5)	1.0	x	1.3	x	1.3	x	2.3	x	2.4	x

	As of December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$44,750	$55,035	$54,030	$138,172	$73,849
Total assets	$180,183	$183,713	$237,068	$318,431	$534,930
Total debt(6)	$167,319	$167,941	$215,269	$333,412	$500,593
Stockholders’ equity (deficiency)	$(6,468)	$(1,235)	$1,554	$(30,764)	$7,981

(1)   Consists of (a) a charge of $13.0 million in August 2001 related to the write-off of unamortized financing fees and other costs due to the repayment of $143.8 million of our long-term debt in conjunction with the issuance of $170.0 million senior secured notes, (b) a premium of $267,000 paid in conjunction with the repurchase of $2.0 million of our senior secured notes in 2003, (c) a loss on early retirement of debt in June 2004 which consisted of $31.3 million in a debt prepayment penalty and $6.7 million in unamortized loan fees and (d) a premium of $221,000 paid to call the balance of our 10 ¾% notes in September 2005.

(2)   Route and Casino EBITDA are used by management to measure segment profits and losses in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, and are calculated before allocation of overhead. See “Note 12. Business Segments” to the accompanying consolidated financial statements.

(3)   Route EBITDA consists of net income plus depreciation and amortization and interest expense, net of capitalized interest, and is calculated before allocation of overhead.

(4)   Casino EBITDA consists of net income plus depreciation and amortization, interest expense, net of capitalized interest and costs associated with the retirement of assets. Casino EBITDA for casinos in Nevada and other states are calculated before allocation of overhead.

(5)   For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before fixed charges and loss on early retirement of debt (other than capitalized interest). Fixed charges consist of interest expensed and capitalized and the interest component of rent expense.

(6)   Total debt consists of the current and long-term portions for all periods presented.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and with “Item 8. Financial Statements and Supplementary Data”.

Overview

We are a diversified gaming company that focuses on two business lines: slot route operations and casino operations. At December 31, 2005, we owned and operated approximately 11,000 slot machines. Our route operations involve the exclusive installation and operation of approximately 7,100 slot machines as of December 31, 2005 in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants. Our casino operations consist of eight casinos located in three states, Nevada, Iowa and Missouri, all operated under the “Terrible’s” brand.

On February 1, 2005, we consummated the purchase of assets consisting of three casinos from Grace Entertainment, Inc. for an aggregate cash purchase price of approximately $266.8 million. The Grace Acquisition allowed us to expand our casino operations segment to stable and relatively protected markets outside of southern Nevada with casinos that we believe have significant upside potential. The acquired assets consisted of Terrible’s Lakeside Casino Resort, located in Osceola, Iowa, or Lakeside Iowa, which contained 921 slot machines, 31 table games and an adjacent 60 room all-suite hotel, Terrible’s Mark Twain Casino, located in LaGrange, Missouri, or Mark Twain, which contained 505 slot machines and 17 table games, and Terrible’s St. Jo Frontier Casino, located in St. Joseph, Missouri, or St. Jo, which contained 487 slot machines and 15 table games, in each case as of the consummation of the Grace Acquisition. As further described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources—Investing Activities and Capital Expenditures,” we used proceeds from a $170.0 million 7% senior subordinated notes offering along with borrowings under our amended and restated credit facility to fund the purchase price of the Grace Acquisition.

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

Year 2005 Compared to Year 2004

	Year ended December 31, 2004		Year ended December 31, 2005
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$293,244	100.0%	$338,599	100.0%
Promotional allowances	(376)	.1%	(223)	0.1
Direct expenses	(227,929)	77.7%	(258,114)	76.2
EBITDA	64,939	22.2%	80,262	23.7
Depreciation and amortization	(19,362)	6.6%	(20,114)	5.9
Income from slot route operations	$45,577	15.6%	$60,148	17.8%

Route Operations

Route operations accounted for 61% of total revenues during the year ended December 31, 2005. This was a decrease from 76% of total revenues for the year ended December 31, 2004. Total revenues from route operations were $338.6 million for the year ended December 31, 2005, an increase of $45.4 million, or 15%, from $293.2 million for the year ended December 31, 2004. The increase in route revenue was a result of growth from the strong Las Vegas market during 2005. At December 31, 2005, we were operating approximately 7,100 slot machines, which is 300 greater than the 6,800 we operated at December 31, 2004.

Route operating costs were $258.1 million, or 76%, of route revenues for the year ended December 31, 2005. This compares to $227.9 million and 78% of route revenues for the same period in 2004. The dollar increase in route operating expenses was primarily associated with expenses that correlate with increases in revenue such as participation costs and payroll.

Route EBITDA for the year ended December 31, 2005 was $80.3 million, an increase of $15.4 million, or 24%, from $64.9 million for the year ended December 31, 2004. The increase in EBITDA was a direct result of revenue increases from our existing locations.

Casino Operations

	Year ended December 31, 2004		Year ended December 31, 2005
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$91,254	100.0%	$212,875	100.0%
Promotional allowances	(12,138)	13.3%	(21,434)	10.1
Direct expenses	(56,331)	61.7%	(138,364)	65.0
EBITDA	22,785	25.0%	53,077	24.9
Depreciation and amortization	(5,727)	6.3%	(13,509)	6.3
Income from casino operations	$17,058	18.7%	$39,568	18.6%

Casino operations accounted for 38% of total revenues for the year ended December 31, 2005 and 23% of revenues for the year ended December 31, 2004. Total revenues derived from casino operations were $212.9 million for the year ended December 31, 2005, an increase of $121.6 million, or 133%, from $91.3 million for the year ended December 31, 2004. This increase was due to the inclusion of the results from the assets acquired in February 2005 pursuant to the Grace Acquisition, as well as growth from our existing operations.

Casino operating costs were $138.4 million, or 65%, of casino revenues for the year ended December 31, 2005, compared to $56.3 million, or 62%, of casino revenues for the year ended December 31, 2004. The increase in expenses was due to the inclusion of expenses incurred by the casinos acquired pursuant to the Grace Acquisition. Casino EBITDA was $53.1 million for the year ended December 31, 2005, an increase of $30.3 million, or 133%, from $22.8 million from the year ended December 31, 2004.

The following paragraphs divide the results from our casino operations geographically between casinos in Nevada and those in other states.

Casino Operations — Nevada

	Year ended December 31, 2004		Year ended December 31, 2005
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$91,254	100.0%	$95,400	100.0%
Promotional allowances	(12,138)	13.3%	(12,528)	13.1
Direct expenses	(56,331)	61.7%	(59,125)	62.0
EBITDA	22,785	25.0%	23,747	24.9
Depreciation and amortization	(5,727)	6.3%	(6,359)	6.7
Income from casino operations	$17,058	18.7%	$17,388	18.2%

Nevada casino operations accounted for 17% of total Company revenues for the year ended December 31, 2005 and 23% of total revenues for the year ended December 31, 2004. Revenues derived from Nevada casino operations were $95.4 million for the year ended December 31, 2005 compared with $91.3 million for the year ended December 31, 2004, an increase of $4.1 million or 4%. Each of the Nevada properties other than Terrible’s Hotel and Casino contributed to this increase of revenues. These results reflect the slight decrease in revenue at Terrible’s Hotel & Casino in Las Vegas as a result of the disruption to operations caused by the demolition of one-third of its hotel rooms in connection with the construction of its new parking structure and casino floor expansion. This construction should be completed by September 2006.

Nevada casino operating costs were $59.1 million, or 62%, of revenues for the year ended December 31, 2005, compared to $56.3 million, or 62%, of revenues for the year ended December 31, 2004.

Casino Operations — Other states

	Year ended December 31, 2004		Year ended December 31, 2005
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Other state casino revenue	$—	—	$117,475	100.0%
Promotional allowances	—	—	(8,906)	7.6
Direct expenses	—	—	(79,239)	67.5
EBITDA	—	—	29,330	24.9
Depreciation and amortization	—	—	(7,150)	6.1
Income from casino operations	$—	—	$22,180	18.8%

Casino operations in other states accounted for 21% of total company revenues for the year ended December 31, 2005. Total revenues derived from casino operations located in states other than Nevada were $117.5 million for the year ended December 31, 2005. Other state casino operating costs were $79.2 million, or 67%, of revenues for the year ended December 31, 2005. We began floor improvements at our casinos in other states in the second quarter of 2005. The floor renovations consisted of over 1,200 new machines, new “ticket-in, ticket-out” software at each casino, new carpet and entirely new slot bases. The revenues during these periods were helped by significant increases in our cash, player point promotions and food specials, which were incurred to offset the disruption and to keep player loyalty during these extensive floor renovations. As these renovations are completed and the gaming floor stabilizes, these costs should be reduced. We anticipate the improvements to the gaming floors to be completed early in the first quarter of 2006, after which we will begin renovating the land-based facilities of these casinos, by upgrading amenities such as the restaurants and common areas. These renovations should be completed by late 2006.

Other Revenue

Other revenue consists of revenue items such as ATM fees, pay phone charges, rental income, gas and convenience store revenue and other miscellaneous items unrelated to route and casino operations. Other revenues were $6.0 million for the year ended

December 31, 2005 compared to $3.6 million for the year ended December 31, 2004. The growth in this revenue was primarily due to the addition of ancillary revenue sources from the assets acquired pursuant to the Grace Acquisition.

Promotional Allowances

Promotional allowances were $21.7 million, or 3.9% of total revenues, for the year ended December 31, 2005, an increase of $9.2 million, or 74%, from $12.5 million, or 3.2% of total revenues for the year ended December 31, 2004. The increase was due to heavier promotional spending at the Nevada casinos, and the inclusion of the new casino properties acquired pursuant to the Grace Acquisition.

Other Costs

	Year ended December 31, 2004		Year ended December 31, 2005
	$	% of total revenues	$	% of total revenues
	(dollars in thousands)
General and administrative	$14,366	3.7%	$15,217	2.7%
Depreciation and amortization	$25,407	6.5%	$33,941	6.1%
Loss on retirement of debt and assets	$37,991	10.1%	$3,360	0.6%

General and administrative expenses, or G&A, were $15.2 million for the year ended December 31, 2005, an increase of $0.8 million, or 6.0%, from $14.4 million for the year ended December 31, 2004. The increase was primarily due to the overhead associated with the casinos acquired pursuant to the Grace Acquisition. G&A expenses as a percentage of revenue were 2.7% of the revenue for the year ended December 31, 2005, compared to 3.7% of revenue during fiscal year ended December 31, 2004.

Depreciation and amortization expense was $33.9 million for the year ended December 31, 2005, an increase of $8.5 million, or 33.0%, from $25.4 million for the year ended December 31, 2004. The increase was due primarily to the depreciation and amortization expenses associated with the acquired casino assets of Grace Entertainment, Inc.

For the year ended December 31, 2005, we incurred approximately $3.4 million in expense related to the demolition of a portion of Terrible’s Hotel & Casino in Las Vegas in connection with the construction of its new parking structure and casino floor expansion.

Income from Operations

As a result of the factors discussed above, income from operations was $86.8 million for the year ended December 31, 2005, an increase of $35.8 million, from $51.0 million for the year ended December 31, 2004. This was a 70% increase. As a percentage of total revenues, income from operations increased from 13.1% during 2004 to 15.6% during the same period in 2005.

Other Expenses

Other expense was $36.0 million for the year ended December 31, 2005, a decrease of $23.7 million from expenses of $59.7 million for the year ended December 31, 2004. This decrease was a primarily a result of $38.0 million costs incurred in 2004 for the early retirement of debt.

Our interest costs increased from $22.1 million during the year ended December 31, 2004 to $36.5 million during the year ended December 31, 2005 due to the debt incurred in connection with the Grace Acquisition in February 2005. The Company’s debt grew from $333.4 million at December 31, 2004 to $500.6 million at December 31, 2005.

The Company incurred approximately $0.2 million in early retirement of debt charges associated with the repayment of the remaining principal amount of the Company’s 10 ¾% senior subordinated notes due 2008.

Net Income

Net income for the year ended December 31, 2005 was $50.8 million. This is an improvement of $59.6 million from a net loss of $8.8 million recorded for year ended December 31, 2004. The year over year increase was primarily the result of a $38.0 million loss on the early retirement of debt in 2004 and is also attributable to increased profitability of existing businesses and income provided by the Grace casino assets acquired in 2005.

Year 2004 Compared to Year 2003

	Year ended December 31, 2003		Year ended December 31, 2004
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$241,833	100.0%	$293,244	100.0%
Promotional allowances	(371)	0.2%	(376)	0.1%
Direct expenses	(192,757)	79.7%	(227,929)	77.7%
EBITDA	48,705	20.1%	64,939	22.2%
Depreciation and amortization	(16,894)	7.0%	(19,362)	6.6%

Income from slot route operations	$31,811	13.1%	$45,577	15.6%

Route Operations

Route operations accounted for 76% of total revenues during the year ended December 31, 2004. This was an increase from 75% of total revenues for the year ended December 31, 2003. Total revenues from route operations were $293.2 million for the year ended December 31, 2004, an increase of $51.4 million, or 21%, from $241.8 million for the year ended December 31, 2003. At December 31, 2004, we were operating approximately 6,800 slot machines, which is unchanged since 2003. The increase in route revenue was a result of a full year of operations of the locations that were acquired in Anchor Coin acquisition that occurred in February of 2003, as well as revenue growth from the strong Las Vegas market during 2004.

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

Casino Operations

	Year ended December 31, 2003		Year ended December 31, 2004
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$78,342	100.0%	$91,254	100.0%
Promotional allowances	(10,878)	13.9%	(12,138)	13.3%
Direct expenses	(51,142)	65.3%	(56,331)	61.7%
EBITDA	16,322	20.8%	22,785	25.0%
Depreciation and amortization	(5,577)	7.1%	(5,727)	6.3%

Income from casino operations	$10,745	13.7%	$17,058	18.7%

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

Promotional Allowances

Promotional allowances were $12.5 million, or 3.2% of total revenues, for the year ended December 31, 2004, an increase of $1.3 million, or 12%, from $11.2 million, or 3.5%, of total revenues for the year ended December 31, 2003. The increase was primarily due to heavier promotional spending at the casinos.

Other Costs

	Year ended December 31, 2003		Year ended December 31, 2004
	$	% of total revenues	$	% of total revenues
	(dollars in thousands)
General and administrative	$12,514	3.9%	$14,366	3.7%
Depreciation and amortization	$22,789	7.1%	$25,407	6.5%
Loss on early retirement of debt	$267	—%	$37,991	10.1%

G&A expenses were $14.4 million for the year ended December 31, 2004, an increase of $1.9 million, or 15%, from $12.5 million for the year ended December 31, 2003. The increase was primarily due to the full year of overhead associated with the purchase of the slot route assets of Anchor Coin in February 2003. G&A costs also increased due to costs associated with an increase in insurance expenses. G&A expenses as a percentage of revenue were 3.7% of the revenue for the year ended December 31, 2004, down from 3.9% of revenue during fiscal year ended December 31, 2003.

Depreciation and amortization expense was $25.4 million for the year ended December 31, 2004, an increase of $2.6 million, or 11.5%, from $22.8 million for the year ended December 31, 2003. The increase was due primarily to the amortization expenses associated with the acquired slot route contracts and depreciation expenses associated with new fixed assets.

We incurred $0.6 million in costs associated with the termination of the lease with McDonald’s at Terrible’s Hotel & Casino in Las Vegas. This space will be used as a portion of the expansion and parking garage planned at Terrible’s.

Income from Operations

As a result of the factors discussed above, income from operations was $51.0 million for the year ended December 31, 2004, an increase of $18.2 million, from $32.8 million for the year ended December 31, 2003. This was a 55% increase. As a percentage of total revenues, income from operations increased from 10.1% during 2003 to 13.1% during the same period in 2004.

Other Expenses

Other expense was $59.7 million for the year ended December 31, 2004, an increase of $35.1 million from the year ended December 31, 2003. The increase in expenses was due to a one-time charge of $38.0 million relating to the early retirement of our 10 ¾% senior secured notes.

Net Income

Net loss for the year ended December 31, 2004 was $8.8 million. The net loss included the $38.0 million in costs associated with the early retirement of debt. These costs consisted of $31.3 million in prepayment premiums and $6.7 million in unamortized loan fees. Net income for the year ended December 31, 2003 was $8.2 million.

Liquidity and Capital Resources

Cash Flows

At December 31, 2005, we had cash and cash equivalents of approximately $73.8 million on hand and approximately $103.0 million available under our revolving credit facility. Based upon our anticipated future operations, we believe that cash on hand, available cash flow and borrowings under our revolving credit facility will be adequate to meet our anticipated working capital requirements, capital expenditures, and scheduled payments of interest on our outstanding indebtedness for at least the next 12 months. We cannot assure you, however, that these sources will be sufficient for that purpose or that additional financing, if required, will be available or, if available, will be on terms favorable to us.

Operating Activities

During the year ended December 31, 2005, operating activities provided $92.2 million in cash flows on net income of $50.8 million.

Investing Activities and Capital Expenditures

For the year ended December 31, 2005, we had net cash used for investing activities of $309.2 million of which $43.9 million related to the net cash used to purchase of new equipment including gaming devices.

On November 24, 2004, we received net proceeds of approximately $165.0 million from our issuance of $170.0 million 7% senior subordinated notes due 2014. As the Grace Acquisition did not close in fiscal 2004, we used approximately $74.2 million from the proceeds of our 7% senior subordinated note offering to repay all borrowings under our revolving credit facility, leaving us with $90.8 million in remaining cash proceeds at December 31, 2004. On February 1, 2005, we used this $90.8 million in cash, and drew down a $100.0 million term loan and $86.0 million in revolving loans under our credit facility to consummate the Grace Acquisition. Of the $86.0 million revolving borrowing, $74.2 million was used to re-borrow revolving credit facility borrowings repaid with the proceeds of our 7% senior subordinated note offering and $11.8 million was used in connection with the Grace Acquisition. As a result, the $281.8 million of total debt incurred by the Company pursuant to the Grace Acquisition consisted of $170.0 million aggregate principal amount of its 7% senior subordinated notes, a $100.0 million term loan and a borrowing of $11.8 million under its revolving credit facility.

For the year ended December 31, 2005, we began the construction of a new parking structure, casino expansion and general property renovations at Terrible’s Hotel & Casino in Las Vegas, the total cost of which is estimated to be $20.0 million. Approximately $5.6 million was spent in connection with this project in 2005 and the remainder is anticipated to be spent in 2006. We began renovations at the casinos acquired pursuant to the Grace Acquisition in 2005 that consisted of adding new and updating existing slot machines and remodeling each property’s casino floor at a cost of approximately $27 million. We anticipate completing the renovations at each of Terrible’s Hotel & Casino and the casinos acquired pursuant to the Grace Acquisition in 2006.

For the year ended December 31, 2005, route and other maintenance expenditures were approximately $12.0 million.

Capital projects for 2006 are anticipated to be approximately $30.0 million plus general maintenance and capital expenditures costs of approximately $18.0 million.

In 2005, we entered into an agreement with Brenden Theatres to place a 10 theater movie complex in our casino in Pahrump, Nevada. We anticipate that those theaters will be built sometime in late 2006 early 2007 for a cost of approximately $5.0 to $6.0 million. We may also be adding on to our casino floor in conjunction with this theater addition, which is currently in the planning stage.

Financing Activities

Cash flows used by financing activities were $152.6 million during the year ended December 31, 2005. This was the result of the remaining funding for the Grace Acquisition in early 2005. Also in 2005, we made distributions to our stockholders of $12.1 million.

On September 1, 2005, we redeemed approximately $4.1 million remaining principal amount of our 10¾% senior secured notes at a redemption price of 105.375% of the principal amount thereof.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2005.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Contractual Obligations:
Long-term debt	$500,593	$1,117	$2,143	$74,005	$423,328
Estimated interest payments (1)	$241,613	$35,155	$70,124	$63,387	$72,947
Operating leases	284,154	74,709	125,001	62,235	22,209
Total contractual cash obligations	$1,026,360	$110,981	$197,268	$199,627	$518,484

(1) Estimated interest for variable rate debt is based on rates at December 31, 2005

Other significant operating uses of cash in 2005 include interest and distributions made to stockholders for payment of S corporation taxes and discretionary distributions. Our cash payments for interest were $34.0 million for the year ended December 31, 2005 and cash distributions to stockholders were $12.1 million for the year ended December 31, 2005. The distributions to stockholders included $6.2 million in distributions for S corporation taxes and the recurring annual distributions of approximately $5.9 million.

Cash interest payments and recurring stockholder distributions in 2006 should be approximately the same as 2005. Stockholder distributions for S corporation taxes will be higher in 2006 as net income continues to grow and as all tax loss carryforwards have been absorbed .

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

We have determined that the following accounting policies and related estimates are critical to the preparation of our consolidated financial statements:

Long-Lived Assets

We have a significant investment in long-lived property and equipment and lease acquisition costs. Significant accounting policies that affect the reported amounts for these assets include the determination of the assets’ estimated useful life, evaluation of the assets’ recoverability and the likelihood of technological obsolescence. We estimate useful lives for property and equipment based on historical experience and estimates of products’ commercial lives. Significant incremental costs associated with the acquisition of location leases are capitalized and amortized using the straight-line method over the term of the related leases, which range from 1 to 20 years. Should the actual useful life of an asset differ from the estimated useful life, future operating results could be positively or negatively affected. We review useful lives, obsolescence, and assess commercial viability of these assets periodically.

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

Goodwill and Intangible Assets

We have a significant investment in goodwill and other intangible assets on our consolidated balance sheet as of December 31, 2005. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The estimated fair values of the assets acquired pursuant to the Grace Acquisition, a substantial portion of which consisted of intangible assets comprised of license rights, were based on an independent appraisal and estimates made by management. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

We review the investment in goodwill and license rights for impairment annually. The annual evaluation of goodwill and license rights requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates. Once impairment of goodwill or other intangible assets has been recorded, it cannot be reversed. An adverse change to the estimate of these future cash flows could necessitate an impairment charge that could adversely affect operating results.

Recently Issued and Adopted Accounting Standards

The adoption of the following recent accounting pronouncements did not have any impact on our results of operations or financial condition:

•      FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement obligations – an interpretation of FASB No. 143”;

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FAS 143”. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. When sufficient information exists, uncertainty about the amount and/or timing of future settlement should be factored into the liability measurement. The interpretation was effective for the fiscal years ending after December 15, 2005. The adoption of FIN 47 had no impact on our results of operations, financial position or cash flows.

•      FASB Statement No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”;

In November 2004, the FASB issued SFAS No. 151 revising Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, wasted material (spoilage). This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that adoption of this statement will have a material impact on our results of operations, financial position or cash flows

Other than as specified herein, the following pronouncements on accounting policies issued during 2005 are not expected to have any impact on our results of operations or financial condition:

•      FASB Statement No. 123R, “Share-Based Payment”;

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. On April 14, 2005, the SEC announced the adoption of a rule that defers the required effective date of SFAS 123R. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. We do not believe that adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

•      FASB Statement No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”;

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets”, amending APB Opinion No. 29, which treated nonmonetary exchanges of similar productive assets as an exception from fair value measurement. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchanges have commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which includes our results as of December 31, 2005. The adoption had no material impact on our results of operations, financial position or cash flows.

•      FASB Statement No. 154, “Accounting Changes and Error Correction- a Replacement of APB Opinion No. 20 and SFAS No. 3”.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3. SFAS 154 changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS 154 will be effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption to have any effect on the Company.

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

•      Our executive officers and members of our board of directors own 100% of the Company, which could lead to conflicts of interest.

•      Our business relies heavily on certain markets and an economic downturn in these markets could have a material adverse effect on our results.

For additional contingencies and uncertainties, see “Item 1. Business-Risk Factors.”

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

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. We do not have any cash or cash equivalents as of December 31, 2005 that are subject to market risk based on changes in interest rates. As a result of borrowings under our amended credit facility, we are exposed to some market risk due to floating or variable interest rates. The interest on revolving borrowings and on the additional term loan under our amended credit facility is based on a floating rate (a base rate or LIBOR, at our option), plus a leverage grid-based variable amount. At December 31, 2005, the principal amount of borrowings under our amended credit facility was approximately $172.5 million. A hypothetical 1.0% increase in LIBOR would result in an approximately $1.7 million annual increase in interest expense.

Item 8.       Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Herbst Gaming, Inc. and subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Herbst Gaming, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Herbst Gaming, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

March 30, 2006

Herbst Gaming, Inc.
Consolidated Balance Sheets
(in thousands)

	December 31
	2004	2005

Assets
Current assets
Cash and cash equivalents	$138,172	$73,849
Accounts receivable, net	1,281	2,001
Notes and loans receivable	411	597
Prepaid expenses	5,182	6,238
Inventory	1,080	2,351
Total current assets	146,126	85,036
Property and equipment, net	107,205	189,648
Lease acquisition costs, net	51,394	41,921
Due from related parties	161	164
Other assets, net	13,545	14,972
Intangibles, net	—	199,934
Goodwill	—	3,255

Total assets	$318,431	$534,930

Liabilities and stockholders’ (deficiency) equity
Current liabilities
Current portion of long-term debt	$154	$1,117
Accounts payable	5,733	10,858
Accrued expenses	8,896	13,961
Due to related parties	36	2
Total current liabilities	14,819	25,938
Long-term debt, less current portion	333,258	499,476
Other liabilities	1,118	1,535
Commitments and contingencies (Note 10)
Stockholders’ (deficiency) equity
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in-capital	1,631	1,631
(Accumulated deficit) retained earnings	(34,763)	3,982
Total stockholders’ (deficiency) equity	(30,764)	7,981

Total liabilities and stockholders’ (deficiency) equity	$318,431	$534,930

See notes to consolidated financial statements.

Herbst Gaming, Inc.
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2003	2004	2005
Revenues
Route operations	$241,833	$293,244	$338,599
Casino operations	78,342	91,254	212,875
Other—non gaming	3,049	3,628	6,024

Total revenues	323,224	388,126	557,498
Less promotional allowances	(11,249)	(12,514)	(21,657)

Net revenues	311,975	375,612	535,841
Costs and expenses
Route operations	192,757	227,929	258,114
Casino operations	51,142	56,331	138,364
Depreciation and amortization	22,789	25,407	33,941
General and administrative	12,514	14,366	15,217
Loss on lease termination	—	600	—
Loss on asset retirement	—	—	3,360

Total costs and expenses	279,202	324,633	448,996

Income from operations	32,773	50,979	86,845
Other income (expense)
Interest income	228	353	740
Interest expense, net of capitalized interest of $101 in 2005	(24,525)	(22,109)	(36,532)
Loss on early retirement of debt	(267)	(37,991)	(221)
Total other expense	(24,564)	(59,747)	(36,013)

Net income (loss)	$8,209	$(8,768)	$50,832

See notes to consolidated financial statements.

Herbst Gaming, Inc.
Consolidated Statements of Stockholders’ Equity (Deficiency)
(in thousands)

Balance	Common Stock	Additional Paid-In Capital	Retained Earning (Accumulated Deficit)	Total
Balance, January 1, 2003	$2,368	$1,631	$(5,234)	$(1,235)
Net income	—	—	8,209	8,209
Stockholders’ distributions	—	—	(5,420)	(5,420)
Balance December 31, 2003	$2,368	$1,631	$(2,445)	$1,554
Net loss	—	—	(8,768)	(8,768)
Stockholders’ distributions	—	—	(23,550)	(23,550)
Balance, December 31, 2004	$2,368	$1,631	$(34,763)	$(30,764)
Net income	—	—	50,832	50,832
Stockholders’ distributions	—	—	(12,087)	(12,087)
Balance December 31, 2005	$2,368	$1,631	$3,982	$7,981

See notes to consolidated financial statements.

Herbst Gaming, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2003	2004	2005

Cash flows from operating activities
Net income (loss)	$8,209	$(8,768)	$50,832
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	22,789	25,407	33,941
Amortization of debt issuance costs	1,593	1,260	1,801
Debt discount amortization	83	100	146
Gain (loss) on sale of property and equipment	(119)	41	(27)
Loss on retirement of assets	—	—	3,360
Loss on early retirement of debt	267	37,991	221
Decrease (increase) in:
Accounts receivable	173	(6)	(621)
Prepaid expenses	(343)	(1,112)	(37)
Inventory	104	(41)	(1,101)
Due from related parties	(17)	402	(3)
Other assets	—	(84)	(1,303)
Increase (decrease) in:
Accounts payable	630	(712)	2,813
Accrued expenses	2,314	(4,703)	1,799
Due to related parties	(430)	36	(34)
Other liabilities	(256)	199	417
Net cash provided by operating activities	$34,997	$50,010	$92,204
Cash flows from investing activities
Net cash paid for acquisition of slot route	(57,171)	—	—

Net cash paid for acquisition of riverboat assets	—	—	(264,457)
Additions to notes receivable	(619)	(914)	(1,303)
Collection on notes receivable	689	699	1,322
Proceeds from sale of property and equipment	577	260	264
Purchases of property and equipment	(15,117)	(15,229)	(43,893)
Lease acquisition costs	(3,083)	(1,825)	(1,105)
Net cash used in investing activities	$(74,724)	$(17,009)	$(309,172)

See notes to consolidated financial statements.

	Year Ended December 31,
	2003	2004	2005

Cash flows from financing activities
Proceeds from long term debt	$49,115	$428,022	$191,000
Reduction of long term debt	(2,153)	(310,098)	(23,965)
Loan origination fees	(2,553)	(11,904)	(2,082)
Prepayment penalty on retired debt	(267)	(31,329)	(221)
Stockholders’ distributions	(5,420)	(23,550)	(12,087)
Net cash provided by financing activities	38,722	51,141	152,645
Net increase (decrease) in cash and cash equivalents	(1,005)	84,142	(64,323)
Cash and cash equivalents
Beginning of year	55,035	54,030	138,172
End of year	$54,030	$138,172	$73,849
Supplemental cash flow information:
Cash paid during the period for interest	$21,198	$25,918	$33,979
Supplemental schedule of non cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$661	$1,343	$3,495
Purchase of assets through direct financing	283	119	—

See notes to consolidated financial statements.

Herbst Gaming, Inc.

Notes to consolidated financial statements

1.             Description of Business and Summary of Significant Accounting Policies

Description of Business and Principles of Consolidation—The accompanying consolidated financial statements of Herbst Gaming, Inc. (“Herbst” or the “Company”) include the accounts of Herbst and its subsidiaries: E-T-T, Inc. and Subsidiaries (“ETT”), Market Gaming, Inc. (“MGI”), E-T-T Enterprises L.L.C. (“E-T-T Enterprises”), Flamingo Paradise Gaming, LLC (“FPG”), HGI-Lakeside (“ HGI-L ”), HGI-St Jo. (“ HGI-ST ”) and HGI-Mark Twain (“HGI-MT ”). The financial statements of E-T-T are consolidated and include the following wholly-owned subsidiaries: Cardivan Company, Corral Coin, Inc., and Corral Country Coin, Inc.

All significant intercompany balances and transactions between Herbst, E-T-T, MGI, E-T-T Enterprises, FPG, HGI-L, HGI-ST and HGI- MT have been eliminated in the consolidated financial statements.

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

E-T-T and MGI conduct business in the gaming industry and generate revenue principally from gaming machine route operations and casino operations. Gaming machine route operations involve the installation, operation, and service of gaming machines owned by the Company that are located in licensed, leased, or subleased space in retail stores (supermarkets, convenience stores, etc.), bars, and restaurants throughout the State of Nevada. The Company operates Terrible’s Town Casino & Bowl in Henderson, Nevada, Terrible’s Searchlight Casino in Searchlight, Nevada, and Terrible’s Town Casino and Terrible’s Lakeside Casino & RV Park, both of which are located in Pahrump, Nevada, a community 60 miles west of Las Vegas.

E-T-T Enterprises develops and leases real estate to E-T-T.

FPG owns and operates Terrible’s Hotel & Casino in Las Vegas, Nevada, which began operations in December 2000.

HGI-L owns and operates Terrible’s Lakeside Casino in Osceola, Iowa, which was acquired in February 2005.

HGI-ST owns and operates Terrible’s St Jo Frontier Casino in St Joseph, Missouri, which was acquired in February 2005.

HGI-MT owns and operates Terrible’s Mark Twain Casino in La Grange, Missouri which was acquired in February 2005.

The gaming industry in the States of Nevada, Iowa, and Missouri is subject to extensive state and local government regulation. The Company’s gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada Gaming Control Board, the Iowa Race and Gaming Commission, the Missouri Gaming Commission as well as local jurisdictions.

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

Reclassifications—Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period’s presentation. Such reclassifications had no impact on net income (loss) or equity.

Cash and Cash Equivalents—Cash and cash equivalents include highly liquid investments with a maturity at the date of purchase of three months or less. The carrying value of these investments approximates their fair value due to their short maturities.

Fair Value of Financial Instruments—The carrying value of the Company’s cash, notes and loans receivable, and trade payables approximates fair value primarily because of the short maturities of these instruments. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $505,836,000 as of December 31, 2005.

Accounts Receivable—Receivables consist primarily of amounts due from customers as a result of normal business operations. The Company periodically performs credit evaluations of its customers. The Company reviews accounts receivable balances in order to determine an allowance for potential credit losses based on our collections experience and the age of the receivables. At December 31, 2004 and 2005, an allowance for potential credit losses was $450,978 and $625,777, respectively.

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

The Company regularly evaluates the collectibility of the loans by individually evaluating each location’s operating results and cash flows. Management provides for the carrying value of loans that are determined to be uncollectible. At December 31, 2004 and 2005, no allowance for potential credit losses was deemed necessary.

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

Lease Acquisition Costs— Significant incremental costs associated with the acquisition of location leases are capitalized and amortized using the straight-line method over the term of the related leases. Lease acquisition costs are stated at cost less accumulated amortization of $26,635,000 and $35,832,000 at December 31, 2004 and 2005, respectively.

Debt Issuance Costs—Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements. Debt issuance costs are included in other assets on the balance sheets (see “Note 6. Other Assets”).

Long-Lived Assets—In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If it is determined that the carrying value of long-lived assets may not be recoverable based upon the relevant facts and circumstances, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, the Company will recognize an impairment loss for the difference between the carrying value of the asset and its fair value. The Company believes that no impairment of long-lived assets exists at December 31, 2005.

Goodwill and Intangible Assets—We have approximately $3,255,000 in goodwill and $199,934,000 in other intangible assets on our consolidated balance sheet as of December 31, 2005 resulting from the Grace Acquisition (see “Note 2. Acquisitions”). The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The estimated fair values of the assets acquired pursuant to the Grace Acquisition, a substantial portion of which consisted of intangible assets comprised of license rights, were based on an independent appraisal and estimates made by management. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires a review of goodwill and license rights for impairment at least annually. We complete our annual assessment for impairment in the fourth quarter of each year. The annual evaluation of goodwill and license rights requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates. Once impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

Revenue and Promotional Allowances—In accordance with industry practice, the Company recognizes as gaming revenues the net win from route operations, which is the difference between gaming wins and losses. The Company recognizes total net win from gaming devices as revenues from gaming routes that operate under revenue-sharing arrangements. Revenue-sharing payments to route locations are recorded as costs of route operations. Revenues from casino operations are gaming wins less losses. Revenues from casino operations include the retail value of food and beverage and goods and services provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional allowances is as follows:

	Year Ended December 31,
	2003	2004	2005
	(dollars in thousands)
Room	$498	$502	$858
Food and Beverage	4,798	5,677	6,701
Other	3,538	4,299	10,766
Total	$8,834	$10,478	$18,325

These costs are reclassified out of the respective department into the casino department.

Liabilities in respect of the Company’s player’s club program are recognized as points are earned and are included in the “Other liabilities” line of the Company’s balance sheet. Expenses in respect of the Company’s player’s club program are included in the “Promotional allowances” line of the Company’s statement of operations.

Location Rent Expense— Fixed rental payments (including scheduled increases) are recorded on a straight-line basis over the agreement term. Renewal agreements are considered new agreements and are accounted for as described above over the new agreement term.

Income Taxes—Herbst, E-T-T and MGI have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the owners are liable for income tax on the taxable income of the Company as it affects the owners’ individual income tax returns. Therefore, a provision for income taxes has not been included in the accompanying consolidated financial statements.

Concentrations of Credit Risk—The Company maintains cash balances at certain financial institutions located in southern Nevada. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At times, cash balances may be in excess of FDIC limits. As of December 31, 2005, the Company does not consider itself to have any significant concentrations of credit risk.

Recently Issued and Adopted Accounting Standards

The adoption of the following recent accounting pronouncements did not have any impact on our results of operations or financial condition:

•      FASB Interpretation No. 47,  “Accounting for Conditional Asset Retirement obligations – an interpretation of FASB No. 143”;

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FAS 143”. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. When sufficient information exists, uncertainty about the amount and/or timing of future settlement should be factored into the liability measurement. The interpretation was effective for the fiscal years ending after December 15, 2005. The adoption of FIN 47 had no impact on our results of operations, financial position or cash flows.

•      FASB Statement No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”;

In November 2004, the FASB issued SFAS No. 151 revising Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, wasted material (spoilage). This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

Other than as specified herein, the following pronouncements on accounting policies issued during 2005 are not expected to have any impact on our results of operations or financial condition:

•      FASB Statement No. 123R, “Share-Based Payment”;

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that defers the required effective date of SFAS 123R. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. We do not believe that adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

•      FASB Statement No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”;

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets”, amending APB Opinion No. 29, which treated nonmonetary exchanges of similar productive assets as an exception from fair value measurement. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchanges have commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which includes our results as of December 31, 2005. The adoption had no material impact on our results of operations, financial position or cash flows.

•      FASB Statement No. 154, “Accounting Changes and Error Correction- a Replacement of APB Opinion No. 20 and SFAS No. 3”.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3. SFAS 154 changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS 154 will be effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption to have any effect on the Company.

2.             Acquisition

On February 1, 2005, the Company consummated the purchase of assets consisting of three casinos from Grace Entertainment, Inc. for an aggregate cash purchase price of $266.8 million (the “Grace Acquisition”). The purchase price does not include $2.4 million in fees associated with the consummation of the Grace Acquisition that are included in the table below. The Grace Acquisition allowed the Company to expand its casino operations segment to stable and relatively protected markets outside of southern Nevada with casinos that it believes have significant upside potential. The acquired assets consist of Terrible’s Lakeside Casino Resort, located in Osceola, Iowa, or Lakeside Iowa, which contains 921 slot machines, 31 table games and an adjacent 60 room all-suite hotel, Terrible’s Mark Twain Casino, located in LaGrange, Missouri, or Mark Twain, which contains 505 slot machines and 17 table games, and Terrible’s St. Jo Frontier Casino, located in St. Joseph, Missouri, or St. Jo, which contains 487 slot machines and 15 table games. The Company used proceeds from a $170.0 million 7% senior subordinated notes offering along with borrowings under its amended and restated credit facility to fund the purchase price of the Grace Acquisition. The Grace Acquisition was recorded under the purchase method of accounting and the results of operations of the Grace assets will be included in the Company’s consolidated results as of the date of acquisition.

The allocation of the purchase price is as follows:

Estimated Fair Market Value of assets acquired (in thousands) net of cash:

Inventory	$170
Receivables	57
Prepaid	1,032
Property, plant and equipment	62,409
Intangibles	204,055
Total	$267,723

Estimated Fair Market Value of liabilities assumed (in thousands):

Accrued expenses	(3,266)
Net cash purchase price	$264,457

The table below reflects unaudited pro forma consolidated results of the Company as if the Grace Acquisition had taken place at January 1, 2004 (dollars in thousands).

	Year ended December 31, 2004 Pro Forma	Year ended December 31, 2005 Pro Forma

Net Revenues	$491,263	$543,927
Loss on retirement of assets	—	(3,360)
Income from operations	84,469	88,699
Loss on early retirement of debt	(37,991)	(221)
Net income	7,598	51,259

In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of the earliest period presented.

A third-party valuation firm was engaged by the Company to value the assets acquired pursuant to this acquisition and to assist in the allocation of the purchase price. These tasks included the identification and valuation of any intangible assets acquired and resulted in the recognition of certain intangible assets, such as gaming licenses, customer lists and an executive non-competition agreement, as well as goodwill. The Company allocated approximately $200.8 million to intangible assets acquired pursuant to the Grace Acquisition. For a description of the nature of the intangibles acquired, as well as whether they are amortizable, and if so, over what period of time, see “Note 5. Goodwill and other intangibles”.

The Company has currently allocated $3.3 million to goodwill, which the Company believes is attributable to the strong cash flows generated by these properties as well as the enhancement and diversification of the Company’s base businesses outside the state of Nevada.

3.             Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2004	2005
Building	$54,398	$84,972
Gaming equipment	70,695	101,074
Furniture, fixtures, and equipment	26,223	33,871
Leasehold improvements	1,808	1,929
Land	15,925	19,425
Barge	—	16,886
Construction-in-progress	2,806	17,004
	171,855	275,161
Less accumulated depreciation	(64,650)	(85,513)
	$107,205	$189,648

4.             Lease Acquisition Costs

	December 31, 2004		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands )
Lease Acquisition Costs	$78,029	$26,635	$77,754	$35,833

The aggregate amortization expense for the years ended December 31, 2003, 2004 and 2005 was $9,134,000, $10,036,000 and $10,011,000, respectively.

Estimated amortization expense for the years ended 2006, 2007, 2008, 2009 and 2010 is $9,885,000, $9,690,000, $8,939,000, $6,530,000 and 6,360,000, respectively.

5.             Goodwill and Other Intangible Assets

During 2005 we acquired the casino assets of Grace Entertainment, Inc. pursuant to the Grace Acquisition. In connection with this transaction, we recorded significant amounts of intangible assets and goodwill during the year ended December 31, 2005 that are included in the table below.

Intangible assets consist of the following (dollars in thousands):

	December 31, 2004		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	(dollars in thousands )
Amortized intangible assets
Customer List	$—	$—	$2,900	$664
Non-Competition Agreement	—	—	1,100	202
Total	$—	$—	$4,000	$866
Unamortized intangible assets
Gaming License Rights	$—	$—	$196,800	$—
Total	$—	$—	$196,800	$—

The changes in the carrying amount of goodwill for the year ended December 31, 2005 are as follows:

Balance as of January 1, 2005	$—
Goodwill acquired during the year	3,255
Total	$3,255

License rights are intangible assets acquired from the purchase of gaming entities that operate in gaming jurisdictions where competition is limited, such as states where only a certain number of operators are allowed by law. Intangible license rights are not currently subject to amortization as we have determined they have an indefinite useful life.

Customer lists are being ratably amortized over a four year period.

Non-competition agreements were entered with the previous owners and management and are amortized over five years.

Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired in a business combination. Goodwill has been determined to have an indefinite life and is therefore not amortized.

For the year ended December 31, 2005, amortization expense of intangibles was $866,250. The expected annual amortization of those assets for the years ended December 31, 2006 through 2008 will be $945,000 and for the years ended December 31, 2009 and 2010, the amortization costs will be $280,417 and $18,333, respectively.

During 2005, we had a third party valuation completed on all intangible assets acquired from Grace Entertainment. Additionally, we prepared a direct value method valuation to test for impairment of all of those indefinite lived assets. There was no impairment noted for the year ended December 31, 2005.

Pursuant to the Grace Acquisition, the Company also acquired two lease agreements with the City of LaGrange, Missouri and the City of Osceola, Iowa (see “Note 10. Commitments and Contingencies”). However, because such agreements are not material to our business operations and are essentially a payment obligation to each such locality, the Company believes such leases have no value. As a result, such leases are not subject to amortization.

6.             Other Assets

Other assets consist of the following (dollars in thousands):

	December 31,
	2004	2005
Debt issuance costs, net of accumulated amortization of $533 and $2,334, respectively	$11,449	$11,730
Other assets	2,096	3,242
Total	$13,545	$14,972

7.             Accrued Expenses

Accrued expenses consist of the following (dollars in thousands):

	December 31,
	2004	2005
Accrued interest	$2,664	$3,373
Progressive jackpot liabilities	1,657	2,047
Accrued payroll and related	2,278	3,678
Other accrueds	2,297	4,863
Total	$8,896	$13,961

8.             Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	December 31,
	2004	2005

Revolving credit facility secured by assets of the Company. The draws bear interest at a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The average rate at December 31, 2005 was 5.69%. The revolving credit facility matures on June 10, 2009	$—	$72,000

Term loan secured by assets of the Company. The term loan bears interest an a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The term loan requires $250 principal payments due quarterly for the first five years of the term loan, with the balance payable at maturity. The average rate at December 31, 2005 was 6.20%. The term loan matures on January 31, 2011	—	99,250

Senior notes secured by assets of the Company. The notes bear interest at 10 ¾% per annum, payments are due on March 1 and September 1, commencing on March 1, 2003. The notes mature on September 1, 2008	4,068	—

8 1/8% senior subordinated notes due June 1, 2012 with interest paid semi-annually on June 1 and December 1, including original issue discount of $1,065	158,935	159,078

7% senior subordinated notes due November 1, 2014 with interest paid semi-annually on May 15 and November 15	170,000	170,000

Notes payable to automobile finance companies secured by vehicles, payable in monthly installments of $10, including interest ranging from 0% to 7.99%	409	265
Total debt	333,412	500,593
Less current portion	(154)	(1,117)

Total long-term debt	$333,258	$499,476

8 1/8% Senior Subordinated Notes

On June 11, 2004, the Company issued (through a private placement) $160 million in 8 1/8% senior subordinated notes due June 1, 2012 (the “8 1/8% notes”).

The proceeds from the 8 1/8% notes, along with the amended credit facility, were used to retire 97% of its outstanding 10 3/4% notes for $242.1 million and to pay a $15.0 million dividend to shareholders. Fees of $4.3 million associated with the 8 1/8% notes and $3.5 million associated with the amended credit facility are included in other assets at December 31, 2005 and are being amortized over the life of the indebtedness. In connection with the retirement of 97% of the 10 3/4% notes in 2004, the Company recorded a loss on the early retirement of debt of $38.0 million. The loss consisted of $31.3 million in debt prepayment premiums and $6.7 million in unamortized loan fees.

The 8 1/8%  notes mature on June 1, 2012. Interest is payable in cash at a rate of 8 1/8% per annum on June 1 and December 1 of each year, beginning on December 1, 2004. The indenture under which the 8 1/8% notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on certain payments such as dividends. The Company is in compliance with these covenants as of December 31, 2005.

In August 2004, the Company filed a Form S-4 registration statement with the SEC for the purpose of effecting the exchange of the 8 1/8% notes for identical notes registered for resale under the federal securities laws. This registration statement became effective in November 2004 and the exchange offer was consummated in December 2004.

7% Senior Subordinated Notes

On November 22, 2004, the Company issued (through a private placement) $170 million in 7% senior subordinated notes due November 15, 2014 (the “7% notes”).

The proceeds from the 7% notes, along with borrowings under the amended credit facility were used to finance the Grace Acquisition in February 2005. (see “Note 2. Acquisitions”) Fees of $6.2 million associated with the 7% notes and amended credit facility are included in other assets at December 31, 2005 and are being amortized over the life of the indebtedness.

The 7% notes mature on November 15, 2014. Interest is payable in cash at a rate of 7% per annum on May 15 and November 15 of each year, beginning on May 15, 2005. The indenture under which the 7% notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on certain payments such as dividends. The Company is in compliance with these covenants as of December 31, 2005.

In February 2005, the Company filed a Form S-4 registration statement with the Securities and Exchange Commission for the purpose of effecting the exchange of the 7% notes for identical notes registered for resale under the federal securities laws. This registration statement became effective in April 2005 and the exchange offer was consummated in May 2005.

The Company’s senior notes are guaranteed by ETT, Cardivan Company, Corral Coin, Inc., Corral Country Coin, Inc., Corral Coin, Inc., E-T-T Enterprises L.L.C., Market Gaming, Inc., and Flamingo Paradise Gaming, LLC, HGI-Lakeside, HGI-St Jo and HGI-Mark Twain (100 percent-owned subsidiaries of Herbst Gaming, Inc.) (collectively, the “subsidiary guarantors”). Condensed consolidating financial information with respect to the subsidiary guarantors is not provided because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and there are no other material subsidiaries of the Company other than the subsidiary guarantors. There are no significant restrictions on the ability of the Company’s subsidiary guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

On September 1, 2005, the Company retired the remaining balance of $4.1 million of its 10¾% senior secured notes due 2008 at a redemption price of 105.375% per $1,000 principal amount of such notes.

Credit Facilities

On October 8, 2004, the Company amended and restated the senior secured credit facility it entered into on June 10, 2004 (the “amended credit facility”). The amendment provided for a $175 million revolving credit facility and included the ability to issue $100 million under a term facility for the acquisition of the Grace Entertainment assets. The facility was further amended in August of 2005 to revise pricing. Borrowings under the senior secured credit facility bear interest, selected monthly at the Company’s option, at a premium over the base rate or the one-, two-, three-, or six-month Eurodollar Rate (“Eurodollar”). The premium depends on a leverage ratio and can vary, if determined by reference to the base rate, between 0.0% and 1.125% and, if determined by reference to Eurodollar, between .875% and 2.375%. As of December 31, 2005, using the one-month Eurodollar option, the premium over Eurodollar was 1.75%. The Company incurs a commitment fee, payable quarterly in arrears, on the unused portion of the senior secured credit facility. This fee varies depending on a leverage ratio and can vary between 0.25% and 0.40% per annum. As of December 31, 2005, the fee was 0.35% per annum times the average unused portion of the facility.

The amended credit facility contains various limitations and restrictions, including with respect to distributions by the Company, the Company’s leverage ratios (both senior and total) and the Company’s fixed charge coverage ratio. The Company is in compliance with these covenants as of December 31, 2005.

Long-term debt is expected to mature as follows (dollars in thousands):

December 31,
2005

2006	$1,117
2007	1,107
2008	1,036
2009	73,005
2010	1,000
Thereafter	423,328

Total	$500,593

9.             Related-Party Transactions

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

Slot route contract with Terrible Herbst, Inc.

The Company rents space for certain slot machine route operations in convenience stores owned by Terrible Herbst, Inc. (“Terrible Herbst”), a corporation in which the owners of the Company are officers and which is owned by the father of the Company’s owners. Rent expense of $4,754,400, $5,599,500 and $5,909,000 was incurred under this agreement for the years ended December 31, 2003, 2004 and 2005, respectively, for the exclusive placement of slot machines in Terrible Herbst convenience store locations. This contract expires in 2010 but may be extended at the option of the Company for two additional terms of five years.

Other arrangements with Terrible Herbst, Inc.

The Company has entered into a servicing arrangement with Terrible Herbst pursuant to which it provides accounting and administrative services related to the collection of daily deposits from Terrible Herbst convenience stores. The Company also provides personnel to Terrible Herbst to count, maintain and safeguard large amounts of coin and currency. Terrible Herbst reimburses the Company’s expenses in providing these services. Under this servicing arrangement, the Company was paid approximately $205,800 for services rendered for each of the years ended December 31, 2003, 2004 and 2005.

The Company has entered into a nonexclusive trademark and license agreement with Terrible Herbst for the use of the Terrible Herbst brand name and its cowboy logo which extends through 2011. Subject to mutual consent, the agreement provides for the ability to renew the agreement for two additional successive terms of five years each. Pursuant to this trademark and license agreement, the Company paid approximately $1,301,000, $1,345,000 and $1,412,000 to Terrible Herbst in the years ended December 31, 2003, 2004 and 2005, respectively.

Lease agreements.

Pursuant to a lease agreement that expires in 2067, including renewal periods, the Company leases the real property on which its corporate headquarters is located from The Herbst Family Limited Partnership II, or Herbst FLP II. The general partners of the Herbst FLP II are Jerry and Maryanna Herbst. The lease requires monthly rental payments of $14,416. In each of 2003, 2004 and 2005, the Company paid $172,992 under this lease.

Pursuant to a lease agreement that expires in 2026, including renewal periods, the Company leases the real property on which Terrible’s Town Casino in Pahrump is located from The Herbst Family Limited Partnership. The lease requires monthly rental payments of $12,500. In each of 2003, 2004 and 2005, the Company paid $150,000 under this lease.

The Company leases land and office space in certain of its facilities to Terrible Herbst under various lease agreements with terms ranging from monthly to 20 years. Monthly rental income is $63,500. In each of 2003, 2004 and 2005, the Company received rental income of $762,000 under these leases.

The Company leases the real property on which Terrible’s Searchlight Casino in Searchlight is located from Terrible Herbst for $15,000 per month, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2022, with options to renew the lease for five additional successive terms of ten years each. Terrible Herbst leases that real property from an unrelated third party, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2042, including renewal periods. In each of 2003, 2004 and 2005, amounts paid under this lease was $180,000.

The Company leases a warehouse located in Las Vegas, Nevada for its employment center and purchasing departments from the Herbst’s Grandchildren’s Trust. The lease began in November 2002 and requires payments of $43,525 per month through November 2012. Rent expense incurred under this lease arrangement was $522,300 for each of the years ended December 31, 2003, 2004 and 2005, respectively.

Future rental income under related-party agreements is as follows (dollars in thousands):

2006	$652
2007	663
2008	663
2009	525
2010	348
Thereafter	2,431
Total	$5,282

Related-party transactions.

Mr. Higgins is the Company’s General Counsel, the General Counsel of Terrible Herbst, Inc. and the brother of Mary E. Higgins, the Company’s Chief Financial Officer. Mr. Higgins received a salary for services rendered to the Company in 2003, 2004 and 2005 of $295,708, $339,394 and $426,763, respectively.

In 2003, the Company entered into a slot route contract to install, operate and service slot machines at a tavern owned by HIGCO, Inc., a company owned and operated by Mr. Higgins and two of his brothers. Pursuant to this revenue-sharing contract, HIGCO paid the Company $27,097 in 2003, $118,756 in 2004 and $155,804 in 2005.

In 2004, ETT entered into a slot route contract with SamCon, Inc., a company owned and operated by Mr. Higgins, to install, operate and service slot machines at a new location. Terms of this revenue-sharing contract are similar to the terms of the contract the Company entered into with HIGCO in 2003. Pursuant to this revenue-sharing contract, SamCon, Inc. paid ETT $0 in 2004 and $40,800 in 2005.

In March 2006, ETT entered into a slot route contract to install, operate and service slot machines at a tavern owned by Prescott’s Bar LLC, a company owned and operated by Mr. Todd Sosey, the brother in law of Troy D. Herbst, one of the owners of the Company. To date, the Company has received no revenue under this contract.

John N. Brewer, a member of our board of directors, is a partner with Kummer Kaempfer Bonner & Renshaw. We retained Kummer Kaempfer Bonner & Renshaw as outside legal counsel through December 31, 2004, and Kummer Kaempfer Bonner & Renshaw has received fees for legal services in the amount of $251,188, $274,310, and $3,500 for 2003, 2004 and 2005, respectively

Due from related parties includes receivables of $160,000 and $164,000 at December 31, 2004 and 2005, respectively, from Terrible Herbst, which are non-interest bearing.

Interest income related to shareholder notes receivable was $26,000, $0 and $0 for the years ended December 31, 2003, 2004 and 2005, respectively. There are no balances owed by shareholders for either 2004 or 2005.

Obligations due to related parties at December 31, 2004 and 2005 consisted of balances due to Terrible Herbst for expenditures made on behalf of the Company, accrued rent, and accrued management fees. The balances are non-interest bearing and payable on demand.

10.          Commitments and Contingencies

At December 31, 2005, the Company has non-cancelable location license agreements for space leases at groups of affiliated stores that expire on various dates from 2006 through 2011, with certain options for renewal. Revenues from gaming machines in these stores accounted for approximately 33.5% of the Company’s total revenues for the year ended December 31, 2005.

Pursuant to the Grace Acquisition, HMT assumed a franchise and lease agreement for a river dock entered into by the predecessor of Mark Twain Casino L.L.C., the previous owner of Mark Twain, with the City of LaGrange, Missouri in May 1995. The five-year lease agreement requires $200,000 in annual payments. HMT has the option to renew this lease for up to four additional five-year terms. Total lease expense under this lease for the twelve months ended December 31, 2005 was approximately $183,326.

Pursuant to the Grace Acquisition, HL assumed an agreement and lease entered into by Southern Iowa Gaming Company, the previous owner of Lakeside Iowa, with the City of Osceola, Iowa and the Osceola Water Works Board of Trustees (the “Board”), relating to certain real estate surrounding West Lake and the use of West Lake in the operation of Lakeside Iowa’s excursion gambling boat. The agreement and lease is for five years commencing May 20, 1999 with nine options to extend for additional five year terms. The initial lease term expired in May 2004, and was renewed for an additional five-year term. The lease requires HL to pay the Board $12,500 per month. The monthly installments will increase each year by 1 percent until termination of the lease. Total water rights expense for the twelve months ended December 31, 2005 was $145,566.

Future minimum lease payments under non-cancelable operating leases and location license agreements are as follows (dollars in thousands):

2006	$74,709
2007	73,217
2008	51,784
2009	31,402
2010	30,833
Thereafter	22,209
Total	$284,154

Rent expense related to non-cancelable leases with terms exceeding one year was $67,111,000, $72,227,583 and $74,377,566 for the years ended December 31, 2003, 2004 and 2005, respectively.

At December 31, 2005, the Company had unused outstanding letters of credit in the amount of $600,000 required by the Iowa Racing and Gaming Commission.

On February 17, 2006, the Clark County Circuit Court entered judgment of a jury verdict delivered on January 14, 2006 against ETT for $4.2 million in compensatory damages and $10.0 million in punitive damages. The jury verdict was delivered in connection with an action brought by the family of an individual,  that alleged that ETT had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from ETT and, while drunk, hit and killed the individual. The Company believes the award of compensatory and punitive damages against ETT, the liability of ETT, and the amount thereof, is not supportable in either law or in fact and plans to vigorously pursue all appropriate post-trial and other remedies, including exercising its right to appeal.

The Company is a party to certain other claims, legal actions, and complaints arising in the ordinary course of business or asserted by way of defense or counterclaim in actions filed by the Company. Management believes that its defenses are substantial in each of these matters and that the Company’s legal position can be successfully defended without material adverse effect on its consolidated financial position, results of operations or cash flows.

11.          Revenue Derived From Major Locations

Route operations revenues at three groups of affiliated store chains in the years ended December 31, 2003, 2004 and 2005 each accounted for more than 10 percent of the Company’s total route revenues. The total of such revenues were approximately $117,692,000, $137,468,000 and $150,933,000 in the years ended December 31, 2003, 2004 and 2005, respectively. Each individual store chain included in an affiliated group of store chains has a separate lease with the Company.

12.          Business Segments

The Company operates through two business segments—slot route operations and casino operations. The slot route operations involve the installation, operation, and service of slot machines at strategic, high traffic non-casino locations, such as grocery stores, drug stores, convenience stores, bars, and restaurants. Casino operations consist of two geographic areas, Nevada and Other States. The Nevada locations include the following five casinos: Terrible’s Town Casino (Henderson) in Henderson, Nevada, Terrible’s Searchlight Casino in Searchlight, Nevada and Terrible’s Town Casino and Terrible’s Lakeside Casino, both of which are located in Pahrump, Nevada, and Terrible’s Hotel & Casino in Las Vegas, Nevada. Casinos located in other states are Terrible’s Lakeside Casino in Osceola, Iowa, Terrible’s St Jo Frontier Casino in St. Joseph, Missouri and Terrible’s Mark Twain Casino in La Grange, Missouri.

Revenues and income for these segments are as follows (dollars in thousands):

	Year Ended December 31,
	2003	2004	2005

Net revenues
Slot route operations	$241,462	$292,868	$338,376
Casino operations
Nevada	67,464	79,116	82,872
Other States	—	—	108,569
Other—non gaming	3,049	3,628	6,024

Total net revenues	$311,975	$375,612	$535,841
Depreciation and amortization
Slot route operations	$16,894	$19,362	$20,114
Casino operations
Nevada	5,577	5,727	6,359
Other States	—	—	7,150

Other	318	318	318

Total depreciation and amortization	$22,789	$25,407	$33,941
Segment EBITDA(2)
Slot route operations	$48,705	$64,939	$80,262
Casino operations
Nevada	16,322	22,785	23,747
Other states	—	—	29,330
Other and corporate(1)	(9,237)	(10,985)	(11,813)
Depreciation and amortization	(22,789)	(25,407)	(33,941)
Interest expense, net of capitalized interest (capitalized interest of $0, $0 and $101, respectively)(3)	(24,525)	(22,109)	(36,532)
Loss on early retirement of debt	(267)	(37,991)	(221)

Net income (loss)	$8,209	$(8,768)	$50,832

(1)   Represents non-gaming revenues, general and administrative expenses, interest income and loss on lease termination.

(2)   Segment EBITDA is used by management to measure segment profits and losses and consists of income from segment operations plus depreciation and amortization and is calculated before allocation of overhead.

Selected Quarterly Financial Information (Unaudited)
(in thousands)

	Mar. 31	June 30		Sept. 30		Dec. 31	Total
Year Ended December 31, 2005
Net revenues—Route operations	$81,481	$85,043		$83,512		$88,340	$338,376
Net revenues—Casino operations
Nevada	21,600	20,877		19,425		20,970	82,872
Other states	21,138	29,312		29,492		28,627	108,569
Net revenues—Other	1,337	1,390		1,528		1,769	6,024
Operating income	24,175	23,466		17,065		22,139	86,845
Net income	16,147	14,236		7,574	(1)	12,875	50,832
Year Ended December 31, 2004
Net revenues—Route operations	68,835	72,674		73,472		77,887	292,868
Net revenues—Casino operations	19,985	19,699		19,460		19,972	79,116
Net revenues—Other	823	1,003		847		955	3,628
Operating income	11,632	13,805		11,766		13,776	50,979
Net income (loss)	5,486	(29,831	)(2)	7,163		8,414	(8,768)

(1)           Amount includes $3.4 million loss on retirement of assets.

(2)           Amount includes a loss on early retirement of debt consisting of $31.3 million in a debt prepayment penalty and $6.7 million in unamortized loan fees.

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

There has been no change in our internal controls over financial reporting during the fourth quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

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

Directors and Executive Officers

The following is a list of our directors and executive officers:

Name	Age	Position
Edward J. Herbst	44	Chairman of the Board, Chief Executive Officer and President
Timothy P. Herbst	42	Executive Vice President and Director
Troy D. Herbst	39	Executive Vice President, Secretary, Treasurer and Director
Mary E. Higgins	48	Chief Financial Officer
John N. Brewer	48	Director
John F. O’Reilly	60	Director

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

John N. Brewer has served as a Director of our company since December 2001. Mr. Brewer is also a member of our Audit Committee. Mr. Brewer is a partner with the law firm of Kummer Kaempfer Bonner Renshaw & Ferrario in Las Vegas, Nevada, where he has practiced principally in corporate and securities law since its inception in 1994.

John F. O’Reilly has served as a Director of our company since November 2004. Mr. O’Reilly is the Chairman and Chief Executive Officer of the law firm of O’Reilly Law Group, LLC, in Las Vegas, Nevada, a position which he has held since 1999 and where he has practiced since its inception in 1977 and also serves as the Chairman and Chief Executive Officer of the O’Reilly Gaming Group, in Las Vegas, Nevada, which he has served since its inception in 1999. Mr. O’Reilly is also Chairman and an officer and/or Director of various family-owned business entities and related investments. Mr. O’Reilly has served as a Director of Nevada Power Company since 1995 and Sierra Pacific Resources and Sierra Pacific Power Company since 1999.

Code of Ethics

We have adopted a Code of Ethics for the senior management of the Company including the Chief Executive Officer and President, and our Chief Financial Officer and Chief Accounting Officer. This Code of Ethics is reasonably designed to deter wrongdoing and to promote:

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

Item 11. Executive Compensation.

Executive Compensation

The following table lists all compensation we paid or accrued for services rendered by our executive officers whose aggregate cash compensation exceeded $100,000 for the last three fiscal years:

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation(2)	Compensation($)— Stockholder Tax Distribution(3)
Edward J. Herbst(1),	2005	$538,296	$—	$1,857,693	2,179,250
Chairman of the Board, Chief Executive	2004	512,663	—	6,752,769	1,100,000
Officer and President	2003	488,250	—	1,323,347	489,000
Timothy P. Herbst,	2005	173,644	—	1,852,519	2,179,250
Executive Vice President	2004	165,375	—	6,753,126	1,100,000
	2003	157,500	—	1,323,483	489,000
Troy D. Herbst,	2005	173,644	—	1,856,874	2,179,250
Executive Vice President, Secretary and	2004	165,375	—	6,753,130	1,100,000
Treasurer	2003	157,500	—	1,323,746	489,000
Mary E. Higgins(1),	2005	330,625	50,000	3,699	0
Chief Financial Officer	2004	269,052	153,000	3,262	—
	2003	262,500	3,000	—	—

(1)   We have entered into employment agreements with Edward J. Herbst and Mary E. Higgins.

(2)   Includes stockholders’ distributions and fringe benefits, such as automobiles.

(3)   We are an S corporation and taxes on our income are paid by the stockholders.

Employment Agreements

On August 1, 2001, we entered into an employment agreement with Edward J. Herbst, our Chairman, Chief Executive Officer and President, in which we agreed to pay him annual base compensation of $465,000, which may be increased annually by five percent. This agreement commenced on August 1, 2001 and terminates on July 31, 2006. In January of 2005, we entered into an a new employment agreement with Mary E. Higgins, our Chief Financial Officer, in which we agreed to pay her an annual base salary of $325,625 plus a non-discretionary bonus of $50,000 per year. That agreement terminates on December 31, 2008. Both of these agreements automatically renew for successive one-year periods unless sooner terminated or unless either party to the respective agreements notifies the other in writing at least 60 days prior to the date the respective agreement is scheduled to expire. Each employment agreement provides that if the executive’s employment is terminated for Cause (as defined in the employment agreement), such executive will receive no severance payment of any kind. If the executive voluntarily terminates employment, the executive will receive no severance payment of any kind. In the event that we choose to terminate the executive’s employment for any reason other than Cause, the executive will receive a severance payment equal to one year’s salary. The employment agreements with these executives also contain a covenant to protect confidential information.

Executive Compensation and Bonus Plan

The board of directors has adopted the Executive Compensation and Bonus Plan for our executive officers who are also stockholders. Any payments to be made under this plan must be approved by our independent directors. Commencing with calendar year 2003 and each succeeding calendar year, the maximum aggregate amount of annual compensation and cash bonuses increases by 5%. To date, there have been no cash bonuses paid to the executive officers. If any cash bonus plan is implemented it will be administered by the independent directors.

Executive Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2005, Edward, Timothy and Troy Herbst were members of the Executive Committee of our board of directors. Our executive compensation is determined by the Executive Committee, all members of which are officers, and the owners, of Herbst Gaming.

Compensation of Directors

Our independent directors will receive compensation in the amount of $25,000 per year for serving on our board and in addition will receive $5,000 per board meeting attended and $1,500 per committee meeting attended.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The securities entitled to vote consist of shares of our common stock, no par value, with each share entitling its owner to one vote. Common stock is the only outstanding class of voting securities authorized by our articles of incorporation. The number of outstanding shares of common stock as of December 31, 2005 was 300.

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

Slot route contract with Terrible Herbst, Inc. We rent space for certain slot machine route operations in convenience stores owned by Terrible Herbst, Inc., a corporation in which our owners are officers and which is owned by the father of our owners. Rent expense of $4,754,400, $5,599,500 and $5,909,000 was incurred under this agreement for the years ended

December 31, 2003, 2004 and 2005, respectively, for the exclusive placement of slot machines in the Terrible Herbst convenience store locations. This contract expires in 2010 but may be extended at our option for two additional terms of five years.

Other arrangements with Terrible Herbst, Inc. We have also entered into a servicing arrangement with Terrible Herbst pursuant to which we provide accounting and administrative services related to the collection of daily deposits from Terrible Herbst convenience stores. We also provide personnel to Terrible Herbst to count, maintain and safeguard large amounts of coin and currency. Terrible Herbst reimburses our expenses in providing these services. Under this servicing arrangement, we were paid approximately $205,800 for services rendered for each of the years ended December 31, 2003, 2004 and 2005.

We have entered into a nonexclusive trademark and license agreement with Terrible Herbst for the use of the Terrible Herbst brand name and its cowboy logo which extends through 2011. Subject to mutual consent, the agreement provides for the ability to renew the agreement for two additional successive terms of five years each. Pursuant to this trademark and license agreement, we paid approximately $1,301,000, $1,345,000 and $1,412,000 to Terrible Herbst in the years ended December 31, 2003, 2004 and 2005, respectively.

Lease agreements. Pursuant to a lease agreement that expires in 2067, including renewal periods, we lease the real property on which our corporate headquarters is located from The Herbst Family Limited Partnership II, or Herbst FLP II. The general partners of the Herbst FLP II are Jerry and Maryanna Herbst. In each of 2003, 2004 and 2005, we paid $172,992 under this lease.

Pursuant to a lease agreement that expires in 2026, including renewal periods, we lease the real property on which Terrible’s Town Casino in Pahrump is located from The Herbst Family Limited Partnership. The lease requires monthly rental payments of $12,500. In each of 2003, 2004 and 2005, we paid $150,000 under this lease.

We lease land and office space in certain of our facilities to Terrible Herbst under various lease agreements with terms ranging from month-to-month to 20 years. Monthly rental income is $63,500. In each of 2003, 2004 and 2005, we received rental income of $762,000 under these leases.

We lease the real property on which Terrible’s Searchlight Casino in Searchlight is located from Terrible Herbst for $15,000 per month, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2022, with options to renew the lease for five additional successive terms of ten years each. Terrible Herbst leases that real property from an unrelated third party, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2042, including renewal periods. In each of 2003, 2004 and 2005, we paid $180,000 under this lease.

We lease a warehouse located in Las Vegas, Nevada for our employment center and purchasing departments from the Herbst’s Grandchildren’s Trust. The lease began in November 2002 and requires payments of $43,525 per month through November 2012. In each of 2003, 2004 and 2005, we incurred rent expense of $522,300 under this lease.

Related-party transactions. Mr. Higgins is our General Counsel, the General Counsel of Terrible Herbst and the brother of Mary E. Higgins, our Chief Financial Officer. Mr. Higgins received a salary for services rendered to us in 2003, 2004 and 2005 of $295,708, $339,394 and $426,763, respectively.

In 2003, we entered into a slot route contract to install, operate and service slot machines at a tavern owned by HIGCO, Inc., a company owned and operated by Mr. Higgins and two of his brothers, G. Michael Higgins and Kevin J. Higgins. Pursuant to this revenue-sharing contract, HIGCO, Inc. paid us $27,097 in 2003, $118,756 in 2004 and $155,804 in 2005.

In 2004, ETT entered into a slot route contract with SamCon, Inc., a company owned and operated by Mr. Higgins, to install, operate and service slot machines at a new location. Terms of this revenue-sharing contract are similar to the terms of the contract we entered into with HIGCO in 2003. Pursuant to this revenue-sharing contract, SamCon, Inc. paid ETT $0 in 2004 and $40,800 in 2005.

In 2005, ETT entered into a slot route contract to install, operate and service slot machines at a tavern owned by Prescott’s Bar LLC, a company owned and operated by Mr. Todd Sosey, the brother in law of Troy D. Herbst, one of the owners of the Company. To date, the Company has received no revenue under this contract.

John N. Brewer, a member of our board of directors, is a partner with Kummer Kaempfer Bonner & Renshaw. We retained Kummer Kaempfer Bonner & Renshaw as outside legal counsel through December 31, 2004, and Kummer Kaempfer Bonner & Renshaw has received fees for legal services in the amount of $251,188, $274,310, and $3,500 for 2003, 2004 and 2005, respectively.

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

Item 14. Principal Accountant Fees and Services.

The aggregate accounting fees billed and services provided by our principal accountants for the years ended December 31, 2004 and 2005 are as follows:

	2004	2005

Audit fees(1)	$157,000	$210,100
Audit-related fees(2)	246,952	80,870
Tax fees	—	—
All other fees	—	—

Total fees	$403,952	$290,970

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

(a)           Financial Statements

1.             List of Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets As of December 31, 2004 and 2005

Consolidated Statements of Operations For the years ended December 31, 2003, 2004 and 2005

Consolidated Statements of Stockholders’ Equity (Deficiency) For the years ended December 31, 2003, 2004 and 2005

Consolidated Statements of Cash Flows For the years ended December 31, 2003, 2004 and 2005

Notes to Consolidated Financial Statements

2.             Financial Statements Schedules

All schedules are omitted given the absence of conditions under which they are required to be included or because the required information is included in the financial statements or notes thereto.

(c)           Exhibits

Index No.	Description

2.1(4)	Asset Purchase Agreement between Anchor Coin and Herbst Gaming, Inc. and Market Gaming, Inc. and E-T-T, Inc. dated as of November 21, 2002.

2.2(4)	First Amendment to Asset Purchase Agreement by and among Anchor Coin and Herbst Gaming, Inc. and Market Gaming, Inc. and E-T-T, Inc. dated as of January 14, 2003.

2.3(7)	Asset Purchase and Sale Agreement, dated July 20, 2004, made by and between Mark Twain Casino, L.L.C. and Herbst Gaming, Inc.

2.4(7)	Asset Purchase and Sale Agreement, dated July 20, 2004, made by and between St. Joseph Riverboat Partners and Herbst Gaming, Inc.

2.5(7)	Asset Purchase and Sale Agreement, dated July 20, 2004, made by and between Southern Iowa Gaming Company and Herbst Gaming, Inc.

2.6(9)	Amendment to Asset Purchase and Sale Agreement, made by and between Mark Twain Casino, L.L.C. and Herbst Gaming, Inc. dated as of December 2004.

2.7(9)	Amendment to Asset Purchase and Sale Agreement, made by and between St. Joseph Riverboat Partners and Herbst Gaming, Inc. dated as of December 2004.

2.8(9)	Amendment to Asset Purchase and Sale Agreement, made by and between Southern Iowa Gaming Company and Herbst Gaming, Inc. dated as of December 2004.

Index No.	Description

2.9(9)	Second Amendment to Asset Purchase and Sale Agreement made by and between Southern Iowa Gaming Company and Herbst Gaming, Inc., dated as of January 25, 2005.

3.1(1)	Articles of Incorporation of Herbst Gaming, Inc.

3.2(2)	By-laws of Herbst Gaming, Inc.

4.1(8)	Indenture dated November 22, 2004 by and among Herbst Gaming, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee, relating to 7% Senior Subordinated Notes due 2014.

4.2(8)	Specimen Form of 7% Senior Subordinated Notes due 2014 (included as part of the Indenture at Exhibit 4.1).

4.3(8)	Registration Rights Agreement dated as of November 22, 2004 by and among Herbst Gaming, Inc., the guarantors identified therein and Lehman Brothers, Inc.

4.4(7)	Indenture dated June 11, 2004 by and among Herbst Gaming, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee, relating to 8 1/8% Senior Subordinated Notes due 2012.

10.1(1)	Trademark License Agreement dated August 24, 2001 by and between Herbst Gaming, Inc. and Terrible Herbst, Inc.

10.2++ (7)	Gaming Devices License Agreement dated October 26, 2004 by and between The Vons Companies, Inc. and Market Gaming, Inc.

10.3+(1)	License Agreement (Gaming Devices) dated September 16, 1998 by and between Albertson’s, Inc. and Cardivan Company.

10.4+(1)	Settlement Agreement dated November 18, 1999 among Cardivan Company, Corral United, Inc., Jackpot Enterprises Inc. and Albertson’s Inc.

10.5+(1)	First Amendment to Settlement Agreement dated December 22, 1999 among Cardivan Company, Corral United, Inc., Jackpot Enterprises Inc. and Albertson’s, Inc.

10.6+(1)	License Agreement dated April 24, 1997 between American Drug Stores, Inc. and Cardivan Company.

10.7+(1)	License Agreement dated April 24, 1997 between American Drug Stores, Inc. and Corral United, Inc. II-13

10.8+(1)	License Agreement dated March 12, 1999 between Rite Aid Corporation and Cardivan Company.

10.9+(1)	First Amendment to Cardivan License Agreement dated March 27, 2000 between Rite Aid Corporation and Cardivan Company.

10.10+(1)	License Agreement dated March 12, 1999 between Rite Aid Corporation and Corral Coin, Inc.

10.11+(1)	First Amendment to Corral Coin License Agreement dated March 27, 2000 between Rite Aid Corporation and Corral Coin, Inc.

Index No.	Description

10.12+(1)	Gaming Devices License Agreement dated December 20, 1999 by and between Terrible Herbst, Inc. and E-T-T, Inc.

10.13(1)	Amendment to Gaming Device License Agreement dated May , 2001 by and between E-T-T, Inc. and Terrible Herbst, Inc.

10.14+(1)	Agreement dated May 1, 1998 by and between Kmart Corporation and Cardivan Company.

10.15+(1)	License Agreement dated April 24, 1997 between Lucky Stores, Inc. and Cardivan Company.

10.16+(5)	Lease and Sublease Agreement dated July 28, 1993, by and between Smith’s Food & Drug Centers, Inc. and Anchor Coin, as amended.

10.17(5)	Hold Harmless Agreement dated as of September 2, 1993 executed by Anchor Coin in favor of Smith’s Food & Drug Centers, Inc.

10.18+(5)	Letter Agreement and Consent to Assignment dated January 16, 2003.

10.19(1)	Lease Agreement dated July 1, 1997 by and between The Herbst Family Limited Partnership II and E-T-T Enterprises, L.L.C.

10.20(1)	Lease Agreement dated July 1, 1996 by and between The Herbst Family Limited Partnership and E-T-T, Inc.

10.21(1)	Lease extension dated April 30, 2001 between The Herbst Family Limited Partnership and E-T-T, Inc.

10.22(1)	Lease dated September 3, 1993 between The 1993 Samuel Josephson Revocable Family Trust and Phoenix Associates.

10.23(1)	Agreement for Sale dated August 1, 1995 between Phoenix Associates and Market Gaming, Inc.

10.24(5)	Lease Agreement dated November 27, 2002 by and between Herbst Grandchildren’s Trust and Herbst Gaming, Inc.

10.25(5)	Lease dated June 2002 by and between Centennial Acquisitions, LLC and Terrible Herbst, Inc.

10.26(5)	Amendment to Lease dated July 30, 2002 by and between Centennial Acquisitions, LLC and Terrible Herbst, Inc.

10.27(5)	Lease Agreement dated July 1, 2002 by and between Terrible Herbst, Inc. and E-T-T, Inc.

10.28(1)	Employment Agreement with Edward J. Herbst dated August 1, 2001.

10.29(11)	Employment Agreement with Mary E. Higgins dated January 1, 2005.

10.30(1)	Form of Executive Compensation and Bonus Plan.

10.31(5)	Code of Ethics.

Index No.	Description

10.32(7)	Purchase Agreement dated as of November 5, 2004 by and among Herbst Gaming, Inc., the guarantors identified therein and Lehman Brothers Inc.

10.33(7)

Amended and Restated Credit Agreement dated as of October 8, 2004 (“Amended and Restated Credit Agreement”) by and among Herbst Gaming, Inc., Bank of America, N.A., as administrative agent and the other lending parties thereto.

10.34(7)	Security Agreement dated as of June 10, 2004 by and among Herbst Gaming, Inc, the grantors identified therein and Bank of America, N.A.

10.35(7)

Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Las Vegas Hotel/Casino Facility) dated June 10, 2004, and made by Flamingo Paradise Gaming, LLC to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.36(7)

Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Henderson Facility) dated June 10, 2004, and made by Market Gaming, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.37(7)

Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Terrible’s Lakeside Casino) dated June 10, 2004, and made by E-T-T Enterprises L.L.C. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.38(7)

Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Russell Avenue Sublease) dated June 10, 2004, and made by E-T-T, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.39(7)

Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Russell Avenue Lease) dated June 10, 2004, and made by E-T-T Enterprises L.L.C. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.40(7)

Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Terrible Lakeside Casino) dated June 10, 2004, and made by E-T-T, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.41(7)

Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Terrible’s Town Pahrump) dated June 10, 2004, and made by E-T-T, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.42(7)

Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Searchlight, Nevada Casino) dated June 10, 2004, and made by E-T-T, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.43(7)

Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Henderson Facility) dated June 10, 2004, and made by Market Gaming, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.44(7)

Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Training Center Lease) dated June 10, 2004, and made by Herbst Gaming, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.45(7)	Guaranty, dated June 10, 2004, made by Flamingo Paradise Gaming, LLC in favor of Bank of America, N.A., for the benefit each lender party to the Credit Agreement.

Index No.	Description

10.46(7)	Guaranty, dated June 10, 2004, made by Market Gaming, Inc. in favor of Bank of America, N.A., for the benefit of each lender party to the Credit Agreement.

10.47(7)	Guaranty, dated June 10, 2004, made by E-T-T, Inc. in favor of Bank of America, N.A., for the benefit each lender party to the Credit Agreement.

10.49(7)	Guaranty, dated June 10, 2004, made by E-T-T Enterprises L.L.C. in favor of Bank of America, N.A., for the benefit each lender party to the Credit Agreement.

10.49(7)	Guaranty, dated June 10, 2004, made by Cardivan Company, Corral Coin, Inc., and Corral Country Coin, Inc. in favor of Bank of America, N.A., for the benefit each lender party to the Credit Agreement.

10.50(7)	Form of Term Note, dated June 10, 2004, made by Herbst Gaming, Inc. to lenders with respect to the term commitments under the Credit Agreement.

10.51(7)	Form of Swing Line Note, dated June 10, 2004, made by Herbst Gaming, Inc. to lender with respect to swing line loans made under the Credit Agreement.

10.52(7)	Form of Revolving Note, dated June 10, 2004, made by Herbst Gaming, Inc. to lenders with respect to the revolving commitment under the Credit Agreement.

10.53(7)	Deposit Escrow Agreement, dated July 20, 2004, made by and between Mark Twain Casino, L.L.C., Herbst Gaming, Inc. and Lawyers Title of Arizona.

10.54(7)	Deposit Escrow Agreement, dated July 20, 2004, made by and between St. Joseph Riverboat Partners, Herbst Gaming, Inc. and Lawyers Title of Arizona.

10.55(7)	Deposit Escrow Agreement, dated July 20, 2004, made by Southern Iowa Gaming Company, Herbst Gaming, Inc. and Lawyers Title of Arizona.

10.56(7)

Form of Indemnity Escrow Agreement, Exhibit E, dated July , 2004, made by and between Southern Iowa Gaming Company, St. Joseph Riverboat Partners, Mark Twain Casino, L.L.C., Herbst Gaming, Inc. and Lawyers Title of Arizona.

10.57(10)	Term Joinder Agreement dated as of January 31, 2005, among Herbst Gaming, Inc., Bank of America, N.A., as administrative agent and the other lending parties thereto.

10.58(10)

Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Buchanan County, MO) dated January 31, 2005, and made by HGI—St. Jo to Todd W. Griffee, Esq., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.59(10)

Fee and Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Lewis County, MO) dated January 31, 2005, and made by HGI—Mark Twain to Todd W. Griffee, Esq., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.60(10)	Mortgage, Assignment of Rents and Fixture Filing (Clarke County, IA) dated January 31, 2005, and made by HGI—Lakeside to Bank of America, N.A.

10.61(10)

First Amendment dated January 31, 2005 to Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Las Vegas Hotel/Casino Facility) made by Flamingo Paradise Gaming, LLC to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

Index No.	Description

10.62(10)

First Amendment dated January 31, 2005 to Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Terrible’s Lakeside Casino) made by E-T-T Enterprises L.L.C. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.63(10)

First Amendment dated January 31, 2005 to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Russell Avenue Sublease) made by E-T-T, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.64(10)

First Amendment to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Russell Avenue Lease) dated January 31, 2005, and made by E-T-T Enterprises L.L.C. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.65(10)

First Amendment to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Terrible Lakeside Casino) dated January 31, 2005, and made by E-T-T, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.66(10)

First Amendment to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Terrible’s Town Pahrump) dated January 31, 2005, and made by E-T-T, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.67(10)

First Amendment to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Searchlight, Nevada Casino) dated January 31, 2005, and made by E-T-T, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.68(10)

First Amendment dated January 31, 2005 to Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Henderson Facility) made by Market Gaming, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.69(10)

First Amendment dated January 31, 2005 to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Training Center Lease) made by Herbst Gaming, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.70(10)

First Amendment dated January 31, 2005 to Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (Training Center Lease) made by Market Gaming, Inc. to PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., as beneficiary.

10.71(11)	Amendment No. 1 to Amended and Restated Credit Agreement dated as of August 30, 2005.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21.1(9)	Subsidiaries of Herbst Gaming, Inc.

31.1*	Certification of Edward J. Herbst under Section 302 of the Sarbanes-Oxley Act of 2002.

Index No.	Description

31.2*	Certification of Edward J. Herbst under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Edward J. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(10)                 Incorporated herein by reference from our annual report on Form 10-K filed with the SEC on March 30, 2005.

(11)                 Incorporated herein by reference from our current report on Form 8-K filed with the SEC on March 15, 2006.

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

NAME	TITLE	DATE

/s/ Edward J. Herbst	Chairman of the Board, Chief Executive	March 31, 2006
Edward J. Herbst	Officer and President (Principal Executive Officer)

/s/ Mary E. Higgins	Chief Financial Officer (Principal	March 31, 2006
Mary E. Higgins	Financial and Accounting Officer

/s/ Timothy P. Herbst	Executive Vice President and Director	March 31, 2006
Timothy P. Herbst

/s/ Troy D. Herbst	Executive Vice President, Secretary,
Troy D. Herbst	Treasurer and Director	March 31, 2006

/s/ John N. Brewer	Director	March 31, 2006
John N. Brewer

/s/ John F. O’Reilly	Director	March 31, 2006
John F. O’Reilly

S-1