Form 10-Q
period 2006-03-31
HERBST GAMING INC
filed 2006-05-15
CIK 1160294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. YES  ☐  NO  ☐  Not Applicable ☒

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value, 300 outstanding shares

FORM 10-Q

i

PART I. – FINANCIAL INFORMATION

ITEM 1.                                   FINANCIAL STATEMENTS.

HERBST GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2005	March 31, 2006
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$73,849	$85,428
Accounts receivable, net	2,001	2,198
Notes and loans receivable	597	669
Prepaid expenses	6,238	6,268
Inventory	2,351	2,378
Total current assets	85,036	96,941
Property and equipment, net	189,648	198,688
Lease acquisition costs, net	41,921	39,801
Due from related parties	164	372
Other assets, net	14,972	14,528
Intangibles, net	199,934	199,698
Goodwill	3,255	3,255
Total assets	$534,930	$553,283

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,117	$1,117
Accounts payable	10,858	9,318
Accrued expenses	13,961	21,003
Due to related parties	2	—
Total current liabilities	25,938	31,438
Long-term debt, less current portion	499,476	497,234
Other liabilities	1,535	1,637
Commitments and contingencies

Stockholders’ equity
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
Retaiined earnings	3,982	18,975
Total stockholders’ equity	7,981	22,974
Total liabilities and stockholders’ equity	$534,930	$553,283

The accompanying notes are an integral part of these
 unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2005	2006
	(in thousands)
Revenues
Route operations	$81,519	$90,872
Casino operations	47,155	59,740
Other	1,337	2,070
Total revenues	130,011	152,682
Promotional allowances	(4,455)	(7,774)
Net revenues	125,556	144,908

Costs of revenues
Route operations	61,627	68,637
Casino operations	28,478	36,529
Other operations	—	771
General and administrative	3,892	4,168
Depreciation and amortization	7,384	8,560
Total costs and expenses	101,381	118,665
Income from operations	24,175	26,243

Other income (expense)
Interest income	274	208
Interest expense, net of capitalized interest	(8,302)	(9,229)
Total other expense	(8,028)	(9,021)
Net income	$16,147	$17,222

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2005	2006
	(in thousands)
Cash flows from operating activities
Net income	$16,147	$17,222
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,384	8,560
Amortization of debt issuance costs	396	451
Debt discount amortization	36	35
(Gain) loss on sale of property and equipment	(1)	1
Decrease (increase) in
Accounts receivable	(436)	(218)
Prepaid expenses	(863)	(30)
Inventory	39	(27)
Due from related parties	(88)	(208)
Other assets	(4)	(36)
Increase (decrease) in
Accounts payable	2,274	(1,653)
Accrued expenses	8,627	7,042
Due to related parties	(36)	(2)
Other liabilities	39	102
Net cash provided by operating activities	33,514	31,239
Cash flows from investing activities
Net cash paid for acquisition of riverboat assets	(264,457)	—
Additions to notes receivable	(582)	(225)
Collection on notes receivable	298	206
Proceeds from sale of property and equipment	49	54
Purchases of property and equipment	(8,415)	(14,799)
Lease acquisition costs	(301)	(390)
Net cash used in investing activities	(273,408)	(15,154)
Cash flows from financing activities
Proceeds from long-term debt	186,000	4,000
Reduction of long-term debt	(41)	(6,277)
Loan origination fees	(1,780)	—
Stockholders’ distributions	(1,624)	(2,229)
Net cash provided by (used in) financing activities	182,555	(4,506)
Net (decrease) increase in cash and cash equivalents	(57,339)	11,579
Cash and cash equivalents
Beginning of period	138,172	73,849
End of period	$80,833	$85,428
Supplemental cash flow information
Cash paid for interest	$1,200	$2,767
Supplemental schedule of non-cash investing and financing activities
Purchase of property and equipment financed through accounts payable	$2,229	$3,405

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Principles of Consolidation—The accompanying consolidated financial statements of Herbst Gaming, Inc. (“Herbst” or the “Company”) include the accounts of Herbst and its subsidiaries: E-T-T, Inc. and Subsidiaries (“ETT”), Market Gaming, Inc. (“MGI”), E-T-T Enterprises L.L.C. (“E-T-T Enterprises”), Flamingo Paradise Gaming, LLC (“FPG”), HGI-Lakeside (“ HGI-L ”), HGI-St. Jo (“ HGI-ST ”) and HGI-Mark Twain (“HGI-MT ”). The financial statements of ETT are consolidated and include the following wholly-owned subsidiaries: Cardivan Company, Corral Coin, Inc., and Corral Country Coin, Inc.

All significant intercompany balances and transactions between Herbst, ETT, MGI, E-T-T Enterprises, FPG, HGI-L, HGI-ST and HGI- MT have been eliminated in the consolidated financial statements.

ETT and MGI conduct business in the gaming industry and generate revenue principally from gaming machine route operations and casino operations. Gaming machine route operations involve the installation, operation, and service of gaming machines owned by the Company that are located in licensed, leased, or subleased space in retail stores (supermarkets, convenience stores, etc.), bars, and restaurants throughout the State of Nevada. The Company operates Terrible’s Town Casino & Bowl in Henderson, Nevada, Terrible’s Searchlight Casino in Searchlight, Nevada, and Terrible’s Town Casino and Terrible’s Lakeside Casino & RV Park, both of which are located in Pahrump, Nevada, a community 60 miles west of Las Vegas.

•                   E-T-T Enterprises develops and leases real estate to ETT.

•                   FPG owns and operates Terrible’s Hotel & Casino in Las Vegas, Nevada, which began operations in December 2000.

•                   HGI-L owns and operates Terrible’s Lakeside Casino in Osceola, Iowa, which was acquired in February 2005.

•                   HGI-ST owns and operates Terrible’s St Jo Frontier Casino in St. Joseph, Missouri, which was acquired in February 2005.

•                   HGI-MT owns and operates Terrible’s Mark Twain Casino in La Grange, Missouri, which was acquired in February 2005.

The gaming industry in the States of Nevada, Iowa, and Missouri is subject to extensive state and local government regulation. The Company’s gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada Gaming Control Board, the Iowa Racing and Gaming Commission, the Missouri Gaming Commission as well as local jurisdictions.

Basis of presentation—The condensed consolidated financial statements of Herbst Gaming, Inc. as of March 31, 2006, and for the three months ended March 31, 2006 and 2005, are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the financial results for the interim periods. Our results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

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

Reclassifications—Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period’s presentation. Such reclassifications had no impact on net income or equity.

Recently Issued and Adopted Accounting Standards—The adoption of the following recent accounting pronouncement did not have any impact on our results of operations or financial condition:

•                                          FASB Statement No. 154, “Accounting Changes and Error Correction—a Replacement of APB Opinion No. 20 and SFAS No. 3”.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3. SFAS 154 changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes made in years beginning after December 15, 2005, which includes our results as of and for the quarter ended March 31, 2006. The adoption of SFAS 154 had no impact on our results of operations, financial position or cash flows.

2.                                      ACQUISITION

On February 1, 2005, the Company consummated the purchase of assets consisting of three casinos from Grace Entertainment, Inc. for an aggregate cash purchase price of $266.8 million (the “Grace Acquisition”). The purchase price does not include $2.4 million in fees associated with the consummation of the Grace Acquisition that are not included in the table below. The Grace Acquisition allowed the Company to expand its casino operations segment to stable and relatively protected markets outside of southern Nevada with casinos that it believes have significant upside potential. The acquired assets consist of Terrible’s Lakeside Casino Resort, located in Osceola, Iowa, or Lakeside Iowa, which contains 921 slot machines, 31 table games and an adjacent 60 room all-suite hotel, Terrible’s Mark Twain Casino, located in LaGrange, Missouri, or Mark Twain, which contains 505 slot machines and 17 table games, and Terrible’s St. Jo Frontier Casino, located in St. Joseph, Missouri, or St. Jo, which contains 487 slot machines and 15 table games. The Company used proceeds from a $170.0 million 7% senior subordinated notes offering along with borrowings under its amended and restated credit facility to fund the purchase price of the Grace Acquisition. The Grace Acquisition was recorded under the purchase method of accounting and the results of operations of the Grace assets have been included in the Company’s consolidated results as of the date of acquisition.

The allocation of the purchase price is as follows:

Estimated Fair Market Value of assets acquired (in thousands) net of cash:

Inventory	$170
Receivables	57
Prepaid	1,032
Property, plant and equipment	62,409
Intangibles	204,055
Total	$267,723

Estimated Fair Market Value of liabilities assumed (in thousands):

Accrued expenses	(3,266)
Net cash purchase price	$264,457

The table below reflects unaudited pro forma consolidated results of the Company as if the Grace Acquisition had taken place at January 1, 2005 (dollars in thousands).

Three months ended March 31, 2005 Pro Forma

Net Revenues	$133,642
Income from operations	26,029
Net income	16,574

In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of the earliest period presented.

A third-party valuation firm was engaged by the Company to value the assets acquired pursuant to the Grace Acquisition and to assist in the allocation of the purchase price. These tasks included the identification and valuation of any intangible assets acquired and resulted in the recognition of certain intangible assets, such as gaming licenses, customer lists and an executive non-competition agreement, as well as goodwill. The Company allocated approximately $200.8 million to intangible assets acquired pursuant to the Grace Acquisition.

The Company has currently allocated $3.3 million to goodwill, which the Company believes is attributable to the strong cash flows generated by these properties as well as the enhancement and diversification of the Company’s base businesses outside the state of Nevada.

3.                                      ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	Balance as of
	December 31, 2005	March 31, 2006

Accrued interest	$3,373	$9,508
Progressive jackpot liabilities	2,047	2,086
Accrued payroll and related	3,678	4,918
Other accrued expenses	4,863	4,491
Total	$13,961	$21,003

4.                                      BUSINESS SEGMENTS

The Company operates through two business segments—slot route operations and casino operations. The slot route operations involve the installation, operation, and service of slot machines at strategic, high traffic non-casino locations, such as grocery stores, drug stores, convenience stores, bars, and restaurants. Casino operations are broken into geographic segments: casinos located in Nevada and casinos located in other states. The Company has five casinos located in Nevada: Terrible’s Town Casino in Henderson, Nevada, Terrible’s Casino Searchlight in Searchlight, Nevada, Terrible’s Town Casino and Terrible’s Lakeside Casino, both of which are located in Pahrump, Nevada, and Terrible’s Hotel & Casino in Las Vegas, Nevada. The Company has three casinos located in other states:  Terrible’s Lakeside Casino Resort in Osceola, Iowa, Terrible’s Mark Twain Casino in LaGrange, Missouri and Terrible’s St. Jo Frontier Casino in St. Joseph, Missouri.

Net revenues, income from operations, depreciation and amortization and EBITDA (as defined in footnote 2 below) for these segments are as follows (dollars in thousands):

	Three Months Ended March 31,
	2005	2006
Net revenues
Slot route operations	$81,481	$90,858
Casino operations
Nevada	21,600	21,345
Other states	21,138	30,635
Other operations-non gaming	1,337	2,070
Total net revenues	$125,556	$144,908
Income from segment operations (excluding general and administrative expense)
Slot route operations	$14,817	$17,417
Casino operations:
Nevada	5,474	5,122
Other states	6,519	6,653
Total income from segment operations	26,810	29,192
Other	(2,635)	(2,949)
Total income from operations	$24,175	$26,243

Depreciation and amortization
Slot route operations	$5,037	$4,804
Casino operations
Nevada	1,568	1,408
Other states	699	2,268
Other	80	80
Total depreciation and amortization	$7,384	$8,560

Segment EBITDA (2)
Slot route operations	$19,854	$22,221
Casino operations
Nevada	7,042	6,530
Other states	7,218	8,921
Other and corporate (1)	(2,281)	(2,661)
Depreciation and amortization	(7,384)	(8,560)
Interest expense, net of capitalized interest	(8,302)	(9,229)
Net income	$16,147	$17,222

(1)          Represents non-gaming revenues, general and administrative expenses and interest income.

(2)          Segment EBITDA is used by management to measure segment profits and losses and consists of income from segment operations plus depreciation and amortization and is calculated before allocation of overhead.

5.                                      COMMITMENTS AND CONTINGENCIES

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a diversified gaming company that focuses on two business lines: slot route operations and casino operations. At March 31, 2006, we owned and operated approximately 11,000 slot machines. Our route operations involve the exclusive installation and operation of approximately 7,100 slot machines as of March 31, 2006 in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants. Our casino operations consist of eight casinos located in Nevada, Iowa and Missouri, all operated under the “Terrible’s” brand.

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

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Route Operations

	Three months ended March 31, 2005		Three months ended March 31, 2006
	$	% of revenue	$	% of revenue
	(dollars in thousands)

Slot route revenue	$81,519	100.0%	$90,872	100.0%
Promotional allowances	(38)	0.0	(14)	0.0
Direct expenses	(61,627)	75.6	(68,637)	75.5
EBITDA	19,854	24.4	22,221	24.5
Depreciation and amortization	(5,037)	6.2	(4,804)	5.3
Income from slot route operations	$14,817	18.2%	$17,417	19.2%

Route operations accounted for 60% of total revenues during the three months ended March 31, 2006. This was a decrease from 63% of total revenues for the three months ended March 31, 2005, which specifically resulted from the addition of the casinos acquired pursuant to the Grace Acquisition in February 2005. Total revenues from route operations were $90.9 million for the three months ended March 31, 2006, an increase of $9.4 million, or 12%, from $81.5 million for the three months ended March 31, 2005. At March 31, 2006, we were operating approximately 7,100 slot machines, which is 300 more than the 6,800 we operated at March 31, 2005. The increase in route revenue in the first quarter of 2006 primarily reflects the strong continued growth of the Las Vegas market.

Route operating costs were $68.6 million, or 76% of route revenues, for the three months ended March 31, 2006. This compares to $61.6 million and 76% of route revenues for the same period in 2005. The increase in route operating expenses was primarily associated with the cost increases associated with revenue growth, such as participation expenses and promotions.

Route EBITDA for the three months ended March 31, 2006 was $22.2 million, an increase of $2.3 million, or 12%, from $19.9 million for the three months ended March 31, 2005. The increase in EBITDA was a result of the continued strength of the Las Vegas market.

Casino Operations

	Three months ended March 31, 2005		Three months ended March 31, 2006
	$	% of revenue	$	% of revenue
	(dollars in thousands)

Casino revenue	$47,155	100.0%	$59,740	100.0%
Promotional allowances	(4,417)	9.4	(7,760)	13.0
Direct expenses	(28,478)	60.4	(36,529)	61.1
EBITDA	14,260	30.2	15,451	25.9
Depreciation and amortization	(2,267)	4.8	(3,676)	6.2
Income from casino operations	$11,993	24.5%	$11,775	19.7%

Casino operations accounted for 39% of total revenues for the three months ended March 31, 2006 and 36% of revenues for the three months ended March 31, 2005. Total revenues derived from casino operations were $59.7 million for the three months ended March 31, 2006, an increase of $12.5 million, or 26%, from $47.2 million for the three months ended March 31, 2005. This increase of revenue was due to the fact that for the first quarter of 2005 the Company’s results only reflected two months of operations of the casinos acquired pursuant to the Grace Acquisition which were acquired on February 1, 2005. The following paragraphs divide the results from our casinos geographically between those in Nevada and those in other states.

Casino Operations – Nevada

	Three months ended March 31, 2005		Three months ended March 31, 2006
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$24,707	100.0%	$24,545	100.0%
Promotional allowances	(3,107)	12.6	(3,200)	13.0
Direct expenses	(14,558)	58.9	(14,815)	60.4
EBITDA	7,042	28.5	6,530	26.6
Depreciation and amortization	(1,568)	6.3	(1,408)	5.7
Income from casino operations	$5,474	22.2%	$5,122	20.9%

Nevada casino operations accounted for 16% of total Company revenues for the three months ended March 31, 2006 and 19% of total revenues for the three months ended March 31, 2005. Revenues derived from Nevada casino operations were $24.5 million for the three months ended March 31, 2006, a decrease of $0.2 million, or 1%, from $24.7 million for the three months ended March 31, 2005. These results reflect the slight decrease in revenue at Terrible’s Hotel & Casino in Las Vegas as a result of the disruption to operations caused by the demolition of one-third of its hotel rooms in connection with the construction of its new parking structure and casino floor expansion. This construction should be completed by September 2006. All other Nevada properties had revenue increases from the previous year during the first quarter of 2006.

Nevada casino operating costs were $14.8 million, or 60% of revenues, for the three months ended March 31, 2006, compared to $14.6 million, or 59% of revenues, for the three months ended March 31, 2005. Casino EBITDA was $6.5 million for the three months ended March 31, 2006, a decrease of $0.5 million, or 7%, from $7.0 million from the three months ended March 31, 2005.

Casino Operations – Other states

	Three months ended March 31, 2005		Three months ended March 31, 2006
	$	% of revenue	$	% of revenue
	(dollars in thousands)

Other state casino revenue	$22,448	100.0%	$35,195	100.0%
Promotional allowances	(1,310)	5.8	(4,560)	13.0
Direct expenses	(13,920)	62.0	(21,714)	61.7
EBITDA	7,218	32.2	8,921	25.3
Depreciation and amortization	(699)	3.1	(2,268)	6.4
Income from casino operations	$6,519	29.1%	$6,653	18.9%

Casino operations in other states accounted for 23% of total Company revenues for the three months ended March 31, 2006 and 17% of total Company revenues for the three months ended March 31, 2005. Total revenues derived from casino operations located in states other than Nevada were $35.2 million for the three months ended March 31, 2006, an increase of $12.8 million, or 57%, from $22.4 million for the three months ended March 31, 2005. This increase of revenue was due to the fact that for the first quarter of 2005 the Company’s results only reflected two months of operations of the casinos acquired pursuant to the Grace Acquisition which were acquired on February 1, 2005 and is also due to increased revenues at each property for the two comparable months.

Other state casino operating costs were $21.7 million, or 62% of revenues, for the three months ended March 31, 2006, compared to $13.9 million, or 62% of revenues, for the three months ended March 31, 2005. Operating expenses increased due to the fact that in the first quarter in 2005 the Company’s results only included two months of operations compared to the three full months of operations in 2006. Additionally, the expenses were higher due to increased promotional spending during the construction at our casinos in Iowa and Missouri. We began these floor improvements at these casinos in the second quarter of 2005. The floor renovations consisted of over 1,200 new machines, new “ticket-in, ticket-out” software at each casino, new carpet and entirely new slot bases. In order to offset the disruption and keep player loyalty during this project, we significantly increased our cash, player point promotions and food specials. As these renovations are completed and the gaming floor stabilizes, these promotional costs should decline. We completed the improvements to the gaming floors early in the first quarter of 2006, and have begun renovating the land-based facilities of these casinos by upgrading amenities such as the restaurants and common areas. These renovations should be completed by late 2006.

Other state casino EBITDA was $8.9 million for the three months ended March 31, 2006, an increase of $1.7 million, or 23%, from $7.2 million for the three months ended March 31, 2005.

Other Revenue

Other revenue consists of revenue items such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations. In 2006, these results also include sales at a new gas station and convenience store located in Osceola, Iowa that opened in December 2005. Other revenues were $2.1 million for the three months ended March 31, 2006 compared to $1.3 million for the three months ended March 31, 2005. Costs associated with these other revenues were $0.8 million.

Promotional Allowances

Promotional allowances were $7.8 million, or 5.1% of total revenues, for the three months ended March 31, 2006, an increase of $3.3 million, or 73%, from 4.5 million, or 3.4% of total revenues, for the three months ended March 31, 2005. The increase was due to heavier promotional spending at the casinos as described above and the additional month of operations at the new casino properties acquired pursuant to the Grace Acquisition.

Costs of Revenues

	Three months ended March 31, 2005		Three months ended March 31, 2006
	$	% of total revenues	$	% of total revenues
	(dollars in thousands)

General and administrative	$3,892	3.0%	$4,168	2.7%
Other operations	$—	—	$771	0.5%
Depreciation and amortization	$7,384	5.7%	$8,560	5.6%

General and administrative expenses (“G&A”), were $4.2 million for the three months ended March 31, 2006, which is $0.3 million higher than the three months ended March 31, 2005.  G&A expenses as a percentage of revenue was 2.7% of the revenue for the third quarter of 2006 compared to 3.0% for the same period in 2005.

Depreciation and amortization expense was $8.6 million for the three months ended March 31, 2006, an increase of $1.2 million, or 16%, from $7.4 million for the three months ended March 31, 2005.  The increase was due primarily to the depreciation and amortization expenses associated with the additional assets purchased for the  new Midwest casino properties.

Other operations consist of costs related primarily to the opening in December 2005 of a convenience store and gas station in Osceola, Iowa.

Income from Operations

As a result of the factors discussed above, income from operations was $26.2 million for the three months ended March 31, 2006, an increase of $2.0 million from $24.2 million for the three months ended March 31, 2005. As a percentage of total revenues, income from operations decreased from 18.6% during 2005 to 17.2% during the same period in 2006.

Other Expenses

Other expense was $9.0 million for the three months ended March 31, 2006, an increase of $1.0 million from the three months ended March 31, 2005.

Our interest costs increased from $8.3 million during the three months ended March 31, 2005 to $9.2 million during the three months ended March 31, 2006. The Company’s debt decreased from $519.4 million at March 31, 2005 to $498.4 million at March 31, 2006. Although the debt level is lower at quarter end, the debt related to the acquisition of the Midwest casinos was outstanding one additional month in 2006 as compared to 2005.

Net Income

Net income for the three months ended March 31, 2006 was $17.2 million. This is an improvement of $1.1 million, or 7%, from net income of $16.1 million for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

At March 31, 2006, we maintained $85.4 million in cash and equivalents. We expect to fund our operations, debt service and capital needs from operating cash flow and cash on hand. Based upon our anticipated future operations, we believe that cash on hand, together with available cash flow, will be adequate to meet our anticipated working capital requirements, capital expenditures and scheduled payments of interest on our outstanding indebtedness for at least the foreseeable future. No assurances can be given, however, that our cash flow will be sufficient for that purpose. There can be no assurance that our estimates of our cash needs are accurate or that new business developments or other unforeseeable events will not occur, resulting in the need to raise additional funds.

Operating Activities

During the three months ended March 31, 2006, operating activities provided $31.2 million in cash flows on $17.2 million in net income.

Investing Activities and Capital Expenditures

For the three months ended March 31, 2006, we used for investing activities net cash of $15.1 million primarily related to capital spent for the refurbishment of our casino properties and purchase of gaming machines for our route operations.

We anticipate that the construction and renovations at both Terrible’s Hotel & Casino and the casinos in the Midwest will be completed in 2006, and capital expenditures in connection with these projects for the remainder of the year are anticipated to be approximately $25 million.

Financing Activities

Cash flows used in financing activities were $4.5 million in the first three months of 2006. During the first three months of 2006, the Company repaid debt of $2.25 million and made shareholder distributions of $2.2 million.

We maintain a $175.0 million amended and restated senior revolving credit facility due June 30, 2009, of which $105 million is available for future borrowings at March 31, 2006. Interest accrues on borrowings under our amended credit facility based on a floating rate. This floating rate is based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread.

At March 31, 2006, our debt included approximately $/ 159 million of our 8 1/8% senior subordinated notes due 2012 and $170.0 million of our 7% senior subordinated notes due 2014. After giving effect to indebtedness under our senior subordinated notes and borrowings under our amended credit facility, our total debt is approximately $498 million.

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

Other significant uses of cash in the three months ended March 31, 2006 include interest and distributions made to stockholders for payment of S corporation taxes and discretionary distributions. Our cash payments for interest were $2.2 million for the three months ended March 31, 2006. The distributions to stockholders included $1.0 million in distributions for S corporation taxes and non-tax distributions of approximately $1.2 million.

Cash interest payments and recurring stockholder distributions for the remainder 2006 should be approximately the same as 2005. Stockholder distributions for S corporation taxes will be significantly higher in 2006 as net income continues to grow and as all tax loss carry-forwards have been absorbed.

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

CERTAIN FORWARD-LOOKING STATEMENTS

We make statements in this report that relate to matters that are not historical facts, which we refer to as “forward-looking statements,” regarding, among other things, our business strategy, our prospects and our financial position. These statements may be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties. Forward-looking statements in this report include, among other things, statements concerning:

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

ITEM 3.                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. We do not have any cash or cash equivalents as of March 31, 2006 that are subject to market risk based on changes in interest rates. As a result of our amended credit facility, we are exposed to some market risk due to floating or variable interest rates. The interest on revolving borrowings and on the additional term loan under our amended credit facility is based on a floating rate (a base rate or LIBOR, at our option), plus a leverage grid-based variable amount. At March 31, 2006, the principal amount of the related borrowings under our amended credit facility is approximately $169 million. A hypothetical 1.0% increase in LIBOR would result in an approximately $1.7 million annual increase in interest expense.

The carrying value of our cash, trade, notes and loans receivable, and trade payables approximates fair value primarily because of the short maturities of these instruments. The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $506.5 million as of March 31, 2006.

We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

ITEM 4.                                   CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

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

ITEM 1A.                          RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in “Item 1A. Risk Factors” of its Form 10-K for the year ended December 31, 2005.

ITEM 2.                                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           On March 7, 2006, the Company held its annual meeting of stockholders.

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

Date: May 15, 2006	HERBST GAMING, INC.
(Registrant)

	By:	/s/ Mary E. Higgins
Mary E. Higgins
	Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Edward J. Herbst pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mary E. Higgins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Edward J. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                         Filed herewith.