Form 10-Q
period 2006-06-30
HERBST GAMING INC
filed 2006-08-14
CIK 1160294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2006

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

FORM 10-Q

i

PART I — FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

HERBST GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2005	June 30, 2006
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$73,849	$69,211
Accounts receivable, net	2,001	2,111
Notes and loans receivable	597	796
Prepaid expenses	6,238	7,333
Inventory	2,351	2,259
Total current assets	85,036	81,710
Property and equipment, net	189,648	214,575
Lease acquisition costs, net	41,921	37,617
Due from related parties	164	305
Other assets, net	14,972	15,223
Intangibles, net	199,934	199,461
Goodwill	3,255	3,255

Total assets	$534,930	$552,146

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,117	$1,117
Accounts payable	10,858	10,717
Accrued expenses	13,961	14,292
Due to related parties	2	—

Total current liabilities	25,938	26,126
Long-term debt, less current portion	499,476	515,992
Other liabilities	1,535	1,737
Commitments and contingencies

Stockholders’ equity
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
Retained earnings	3,982	4,292

Total stockholders’ equity	7,981	8,291

Total liabilities and stockholders’ equity	$534,930	$552,146

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(in thousands)
Revenues
Route operations	$85,088	$87,022	$166,607	$177,894
Casino operations	55,792	57,561	102,947	117,301
Other operations	1,390	2,420	2,727	4,490
Total revenues	142,270	147,003	272,281	299,685
Promotional allowances	(5,648)	(8,207)	(10,103)	(15,981)

Net revenues	136,622	138,796	262,178	283,704

Costs of revenues
Route operations	63,909	67,130	125,536	135,767
Casino operations	36,949	36,601	65,427	73,130
Other operations	—	1,385	—	2,156
General and administrative	3,919	4,096	7,811	8,264
Depreciation and amortization	8,379	8,929	15,763	17,489
Total costs and expenses	113,156	118,141	214,537	236,806
Income from operations	23,466	20,655	47,641	46,898

Other income (expense)
Interest income	146	188	420	396
Interest expense, net of capitalized interest	(9,376)	(9,557)	(17,678)	(18,786)
Total other expense	(9,230)	(9,369)	(17,258)	(18,390)
Net income	$14,236	$11,286	$30,383	$28,508

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2005	2006
	(in thousands)
Cash flows from operating activities
Net income	$30,383	$28,508
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,763	17,489
Amortization of debt issuance costs	873	901
Debt discount amortization	71	71
(Gain) loss on sale of property and equipment	(16)	231
Decrease (increase) in
Accounts receivable	(770)	(131)
Prepaid expenses	(2,999)	(1,095)
Inventory	(278)	92
Due from related parties	(176)	(141)
Other assets	(39)	(1,213)
Increase (decrease) in
Accounts payable	2,556	(2,002)
Accrued expenses	1,342	331
Due to related parties	(36)	(2)
Other liabilities	84	202
Net cash provided by operating activities	46,758	43,241
Cash flows from investing activities
Net cash paid for acquisition of riverboat assets	(264,457)	—
Additions to notes receivable	(787)	(567)
Collection on notes receivable	855	440
Proceeds from sale of property and equipment	114	203
Purchases of property and equipment	(21,588)	(35,510)
Lease acquisition costs	(692)	(692)
Net cash used in investing activities	(286,555)	(36,126)
Cash flows from financing activities
Proceeds from long-term debt	191,000	23,000
Reduction of long-term debt	(10,331)	(6,555)
Loan origination fees	(1,996)	—
Stockholders’ distributions	(7,775)	(28,198)
Net cash provided by (used in) financing activities	170,898	(11,753)
Net decrease in cash and cash equivalents	(68,899)	(4,638)
Cash and cash equivalents
Beginning of period	138,172	73,849
End of period	$69,273	$69,211
Supplemental cash flow information
Cash paid for interest	$16,079	$18,195
Supplemental schedule of non-cash investing and financing activities
Purchase of property and equipment financed through accounts payable	$2,147	$5,181

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Principles of Consolidation—The accompanying condensed consolidated financial statements of Herbst Gaming, Inc. (“Herbst” or the “Company”) include the accounts of Herbst and its subsidiaries: E-T-T, Inc. and Subsidiaries (“ETT”), Market Gaming, Inc. (“MGI”), E-T-T Enterprises L.L.C. (“E-T-T Enterprises”), Flamingo Paradise Gaming, LLC (“FPG”), HGI-Lakeside (“HGI-L”), HGI-St. Jo (“HGI-SJ”), HGI-Mark Twain (“HGI-MT “) and HGI Casinos, Inc. (“HGI-Casinos”). The financial statements of ETT are consolidated and include the following wholly-owned subsidiaries: Cardivan Company, Corral Coin, Inc., and Corral Country Coin, Inc.

All significant intercompany balances and transactions between Herbst, ETT, MGI, E-T-T Enterprises, FPG, HGI-L, HGI-SJ, HGI- MT and HGI Casinos have been eliminated in the condensed consolidated financial statements.

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

•                                            FPG owns and operates Terrible’s Hotel & Casino in Las Vegas, Nevada, which began operations in December 2000.

•                                            HGI-L owns and operates Terrible’s Lakeside Casino as well as a hotel, gas station and convienence store,  all located in Osceola, Iowa and which were acquired in February 2005.

•                                            HGI-SJ owns and operates Terrible’s St Jo Frontier Casino in St. Joseph, Missouri, which was acquired in February 2005.

•                                            HGI-MT owns and operates Terrible’s Mark Twain Casino in La Grange, Missouri, which was acquired in February 2005.

•                                            HGI-Casinos was formed in 2006 and will own the assets of The Sands Regent if the acquisition described in Note 2 below is completed.  As of June 30, 2006, HGI-Casinos had no operations.

The gaming industry in the States of Nevada, Iowa, and Missouri is subject to extensive state and local government regulation. The Company’s gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada Gaming Control Board, the Iowa Racing and Gaming Commission and the Missouri Gaming Commission, as well as local jurisdictions.

Basis of presentation—The condensed consolidated financial statements of Herbst Gaming, Inc. as of June 30, 2006, and for the three and six months ended June 30, 2006 and 2005, are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the financial results for the interim periods. Our results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

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

Recently Issued and Adopted Accounting Standards—The adoption of the following recent accounting pronouncement did not have any impact on our results of operations or financial condition:

•                                            FASB Statement No. 154, “Accounting Changes and Error Correction—a Replacement of APB Opinion No. 20 and SFAS No. 3”.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3. SFAS 154 changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes made in years beginning after December 15, 2005, which includes our results for the three and six months ended June 30, 2006. The adoption of SFAS 154 had no impact on our results of operations, financial position or cash flows.

2.                                      ACQUISITIONS

Sands Regent Acquisition

On May 16, 2006, HGI-Casinos entered into a definitive Agreement and Plan of Merger (the “Sands Merger Agreement”) with The Sands Regent, a Nevada corporation (“The Sands Regent”), whereby The Sands Regent, upon the terms and conditions set forth therein, will merge with HGI-Casinos (the “Sands Regent Merger”) with The Sands Regent continuing as the surviving corporation and a wholly-owned subsidiary of the Company.  Pursuant to the terms of the Sands Merger Agreement, each outstanding share of The Sands Regent common stock will be converted into the right to receive $15.00 in cash, without interest.  The completion of the Sands Regent Merger is subject to several conditions, including the receipt of applicable approvals from The Sands Regent’s stockholders, the absence of any material adverse change in the Sands Regent’s business and the receipt of required gaming approvals.

The Sands Regent, through its wholly-owned subsidiaries, owns and operates the Sands Regency Casino Hotel in Reno, Nevada, the Gold Ranch Casino and RV Resort in Verdi, Nevada, Rail City Casino, in Sparks, Nevada and the Depot Casino and Red Hawk Sports Bar in Dayton, Nevada.

Grace Acquisition

On February 1, 2005, the Company consummated the purchase of assets consisting of three casinos from Grace Entertainment, Inc. for an aggregate cash purchase price of $266.8 million (the “Grace Acquisition”).   The Grace Acquisition allowed the Company to expand its casino operations segment to stable and relatively protected markets outside of southern Nevada with casinos that it believes have significant upside potential. The acquired assets consist of Terrible’s Lakeside Casino Resort, located in Osceola, Iowa, or Lakeside Iowa, which contains 921 slot machines, 31 table games and an adjacent 60 room all-suite hotel, Terrible’s Mark Twain Casino, located in LaGrange, Missouri, or Mark Twain, which contains 505 slot machines and 17 table games, and Terrible’s St. Jo Frontier Casino, located in St. Joseph, Missouri, or St. Jo, which contains 487 slot machines and 15 table games. The Company used proceeds from a $170.0 million 7% senior subordinated notes offering along with borrowings under its amended and restated credit facility to fund the purchase price of the Grace Acquisition. The Grace Acquisition was recorded under the purchase method of accounting and the results of operations of the Grace assets have been included in the Company’s consolidated results since the date of the acquisition.

The table below reflects unaudited pro forma consolidated results of the Company as if the Grace Acquisition had taken place at January 1, 2005 (dollars in thousands).

Six months ended June 30, 2005 Pro Forma
Net Revenues	$270,264
Income from operations	49,495
Net income	30,810

In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of the earliest period presented.

3.                                      ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	Balance as of
	December 31, 2005	June 30, 2006

Accrued interest	$3,373	$3,419
Progressive jackpot liabilities	2,047	2,119
Accrued payroll and related	3,678	4,334
Other accrued expenses	4,863	4,420
Total	$13,961	$14,292

4.                                      BUSINESS SEGMENTS

The Company operates through two business segments—slot route operations and casino operations. The slot route operations involve the installation, operation, and service of slot machines at strategic, high traffic non-casino locations such as grocery stores, drug stores, convenience stores, bars and restaurants. Casino operations are broken into geographic segments: casinos located in Nevada and casinos located in other states. The Company has five casinos located in Nevada: Terrible’s Town Casino in Henderson, Nevada, Terrible’s Casino Searchlight in Searchlight, Nevada, Terrible’s Town Casino and Terrible’s Lakeside Casino, both of which are located in Pahrump, Nevada, and Terrible’s Hotel & Casino in Las Vegas, Nevada. The Company has three casinos located in other states:  Terrible’s Lakeside Casino Resort in Osceola, Iowa, Terrible’s Mark Twain Casino in LaGrange, Missouri and Terrible’s St. Jo Frontier Casino in St. Joseph, Missouri.

Net revenues, income from operations, depreciation and amortization and EBITDA (as defined in footnote 2 below) for these segments are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net revenues
Slot route operations	$85,043	$86,999	$166,524	$177,857
Casino operations:
Nevada	20,877	19,999	42,477	41,344
Other states	29,312	29,378	50,450	60,013
Other operations-non gaming	1,390	2,420	2,727	4,490
Total net revenues	$136,622	$138,796	$262,178	$283,704
Income from segment operations (excluding general and administrative expense)
Slot route operations	$16,081	$14,872	$30,898	$32,289
Casino operations:
Nevada	4,380	3,565	9,854	8,687
Other states	5,613	5,358	12,132	12,011
Total income from segment operations	26,074	23,795	52,884	52,987
Other	(2,608)	(3,140)	(5,243)	(6,089)
Total income from operations	$23,466	$20,655	$47,641	$46,898

Depreciation and amortization
Slot route operations	$5,053	$4,997	$10,090	$9,801
Casino operations:
Nevada	1,592	1,488	3,160	2,896
Other states	1,655	2,365	2,354	4,633
Other	79	79	159	159
Total depreciation and amortization	$8,379	$8,929	$15,763	$17,489

Segment EBITDA (2)
Slot route operations	$21,134	$19,869	$40,988	$42,090
Casino operations:
Nevada	5,972	5,053	13,014	11,583
Other states	7,268	7,723	14,486	16,644
Other and corporate (1)	(2,383)	(2,873)	(4,664)	(5,534)
Depreciation and amortization	(8,379)	(8,929)	(15,763)	(17,489)
Interest expense, net of capitalized interest	(9,376)	(9,557)	(17,678)	(18,786)
Net income	$14,236	$11,286	$30,383	$28,508

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

OVERVIEW

We are a diversified gaming company that focuses on two business lines: slot route operations and casino operations. At June 30, 2006, we owned and operated approximately 11,500 slot machines. Our route operations involve the exclusive installation and operation of approximately 7,200 slot machines as of June 30, 2006 in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants. Our casino operations consist of eight casinos located in Nevada, Iowa and Missouri, all operated under the “Terrible’s” brand.

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

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Route Operations

	Three months ended June 30, 2005		Three months ended June 30, 2006
	$	% of revenue	$	% of revenue
		(dollars in thousands)
Slot route revenue	$85,088	100.0%	$87,022	100.0%
Promotional allowances	(45)	0.1	(23)	0.0
Direct expenses	(63,909)	75.1	(67,130)	77.1
EBITDA	21,134	24.8	19,869	22.9
Depreciation and amortization	(5,053)	5.9	(4,997)	5.7
Income from slot route operations	$16,081	18.9%	$14,872	17.2%

Route operations accounted for 59% of total revenues during the three months ended June 30, 2006. Total revenues from route operations were $87.0 million for the three months ended June 30, 2006, an increase of $1.9 million, or 2.2%, from $85.1 million for the three months ended June 30, 2005. At June 30, 2006, we were operating approximately 7,200 slot machines, which is 300 more than the 6,900 we operated at June 30, 2005. The increase in route revenue in the second quarter of 2006 primarily reflects slower growth of the Las Vegas market than we experienced over the prior two-year period, where growth in route revenues averaged over 17% in each of 2004 and 2005.

Route operating costs were $67.1 million, or 77.1% of route revenues, for the three months ended June 30, 2006. This compares to $63.9 million and 75% of route revenues for the same period in 2005. The increase in route operating expenses was primarily associated with the cost increases associated with revenue growth, such as participation expenses and space leases, which resulted in an additional $2.6 million in costs.   Payroll costs also experienced a slight increase of $0.5 million, or 6%, over the results for the three months ended June 30, 2005.

Route EBITDA for the three months ended June 30, 2006 was $19.9 million, a decrease of $1.2 million, or 6%, from $21.1 million for the three months ended June 30, 2005. The decrease in EBITDA was a direct result of the cost increases and slower growth in revenue at our route locations in the Las Vegas market.

Casino Operations

	Three months ended June 30, 2005		Three months ended June 30, 2006
	$	% of revenue	$	% of revenue
		(dollars in thousands)
Casino revenue	$55,792	100.0%	$57,561	100.0%
Promotional allowances	(5,603)	10.0	(8,184)	14.2
Direct expenses	(36,949)	66.2	(36,601)	63.6
EBITDA	13,240	23.8	12,776	22.2
Depreciation and amortization	(3,247)	5.8	(3,853)	6.7
Income from casino operations	$9,993	18.0%	$8,923	15.5%

Casino operations accounted for 39% of total revenues for both of the three month periods ended June 30, 2006 and June 30, 2005. Total revenues derived from casino operations were $57.6 million for the three months ended June 30, 2006, an increase of $1.8 million, or 3%, from $55.8 million for the three months ended June 30, 2005. The following paragraphs reflect the results from our casinos geographically between those in Nevada and those in other states.

Casino Operations — Nevada

	Three months ended June 30, 2005		Three months ended June 30, 2006
	$	% of revenue	$	% of revenue
		(dollars in thousands)
Casino revenue	$23,915	100.0%	$23,364	100.0%
Promotional allowances	(3,038)	12.7	(3,365)	14.4
Direct expenses	(14,905)	62.3	(14,946)	64.0
EBITDA	5,972	25.0	5,053	21.6
Depreciation and amortization	(1,592)	6.7	(1,488)	6.4
Income from casino operations	$4,380	18.3%	$3,565	15.2%

Nevada casino operations accounted for 16% of total revenues for the three months ended June 30, 2006 and 17% of total revenues for the three months ended June 30, 2005. Revenues derived from Nevada casino operations were $23.4 million for the three months ended June 30, 2006, a decrease of $0.5 million, or 2%, from $23.9 million for the three months ended June 30, 2005. These results reflect the slight decrease in revenue at Terrible’s Hotel & Casino in Las Vegas as a result of the disruption to operations caused by the demolition of one-third of its hotel rooms in connection with the construction of its new parking structure and casino floor expansion. This construction should be completed by September 2006. All other Nevada properties had revenue increases from the previous year during the second quarter of 2006.

Although Nevada casino operating costs for the three months ended June 30, 2006 were flat at $14.9 million, promotional spending was up $0.4 million.  As a result, promotional allowances increased from 12.7% of revenues for the three months ended June 30, 2005 to 14.4% of revenues for the three months ended June 30, 2006. This increase in promotional allowances, taken together with a slight reduction in revenue, resulted in casino EBITDA for the three months ended June 30, 2006 declining by $0.9 million, or 15%, from the same period in 2005. Casino EBITDA was $5.1 million for the three months ended June 30, 2006 compared to $6.0 million from the three months ended June 30, 2005.

Casino Operations — Other states

	Three months ended June 30, 2005		Three months ended June 30, 2006
	$	% of revenue	$	% of revenue
		(dollars in thousands)
Casino revenue	$31,877	100.0%	$34,197	100.0%
Promotional allowances	(2,565)	8.0	(4,819)	14.1
Direct expenses	(22,044)	69.2	(21,655)	63.3
EBITDA	7,268	22.8	7,723	22.6
Depreciation and amortization	(1,655)	5.2	(2,365)	6.9
Income from casino operations	$5,613	17.6%	$5,358	15.7%

Casino operations in other states accounted for 23% of total revenues for the three months ended June 30, 2006 and 22% of total revenues for the three months ended June 30, 2005. Total revenues derived from casino operations located in states other than Nevada were $34.2 million for the three months ended June 30, 2006, an increase of $2.3 million, or 7%, from $31.9 million for the three months ended June 30, 2005. This increase was due to increased play at Lakeside Iowa and St. Jo.

Other state casino operating costs were $21.7 million, or 63% of revenues, for the three months ended June 30, 2006, a decrease of $0.3 million compared to $22.0 million, or 69% of revenues, for the three months ended June 30, 2005. Operating costs decreased due to a shift in the Company’s promotional programs, which resulted in decreased spending on promotions not directly associated with player points, which are included in “direct expenses”, and increased spending on promotions directly associated with player points, which are included in “promotional allowances”. As a result, operating costs for the three months ended June 30, 2006 were $1.3 million less than those for the prior year period while promotional allowances for the three months ended June 30, 2006 increased as described below. Adjusting for this difference in spending, operating costs actually increased by approximately $0.9 million for the three months ended June 30, 2006, which was primarily attributable to an increase of $0.7 million in gaming tax paid due to the increase in revenues described above. The rate of gaming tax in respect of our Midwest properties ranges between 22% and 24% of gaming revenue.

Promotional allowances for the three months ending June 30, 2006 were $4.8 million compared to $2.6 million for the three months ended June 30, 2006, an increase of $2.3 million. This cost increase was due to the increase in cash, player point promotions and food specials that we began offering to patrons in order to offset the disruption and keep player loyalty during the construction connected with floor improvements at our casinos in Iowa and Missouri which commenced in the second quarter of 2005. As we complete these renovations and the gaming floor stabilizes at these properties, these promotional costs are expected to decline. We completed the improvements to the gaming floors early in the first quarter of 2006, and have begun renovating the land-based facilities of these casinos by upgrading amenities such as the restaurants and common areas. These renovations should be completed by the late 2006.

Adjusting for the decreased spending on promotional costs included in “direct expenses” and the increased spending on promotional costs included in “promotional allowances”, in each case as described above, the net change in the Company’s promotional costs from the three months ended June 30, 2006 to the same period in 2005 was $1.0 million.

Other state casino EBITDA was $7.7 million for the three months ended June 30, 2006, an increase of $0.4 million, or 5.5%, from $7.3 million for the three months ended June 30, 2005.

Other Operations

Revenue from other operations consists of revenue from sources such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations. In 2006, these revenues also include sales at a new gas station and convenience store located in Osceola, Iowa that opened in December 2005. Revenues from other operations were $2.4 million for the three months ended June 30, 2006 compared to $1.4 million for the three months ended June 30, 2005. Costs associated with these revenues were $1.4 million for the three months ended  June 30, 2006 and $0 for the three months ended June 30, 2005.

Promotional Allowances

Promotional allowances were $8.2 million, or 5.6 % of total revenues, for the three months ended June 30, 2006, an increase of $2.6 million, or 46%, from $5.6 million, or 4.0% of total revenues, for the three months ended June 30, 2005. The increase was due to heavier promotional spending at the casinos as described above during all of our construction projects.

Costs of Revenues

	Three months ended June 30, 2005		Three months ended June 30, 2006
	$	% of total revenues	$	% of total revenues
	(dollars in thousands)
Other operations	$—	—%	$1,385	0.9%
General and administrative	$3,919	2.8%	$4,096	2.8%
Depreciation and amortization	$8,379	5.9%	$8,929	6.1%

General and administrative (“G&A”) expenses were $4.1 million for the three months ended June 30, 2006, which is $0.2 million higher than the $3.9 million for the three months ended June 30, 2005.  G&A expenses as a percentage of revenue was 2.8% of revenue for both the second quarter of 2006 and the second quarter of 2005.

Depreciation and amortization expense was $8.9 million for the three months ended June 30, 2006, an increase of $0.5 million, or 6%, from $8.4 million for the three months ended June 30, 2005.  The increase was due primarily to the depreciation and amortization expenses associated with the additional assets purchased for our Midwest casino properties.

Other operations consist of costs related primarily to the opening in December 2005 of a convenience store and gas station in Osceola, Iowa.

Income from Operations

As a result of the factors discussed above, income from operations was $20.7 million for the three months ended June 30, 2006, a decrease of $2.8 million from $23.5 million for the three months ended June 30, 2005. As a percentage of total revenues, income from operations decreased from 16.5% during 2005 to 14.1 % during the same period in 2006.

Other Expenses

Other expense was $9.4 million for the three months ended June 30, 2006, an increase of $0.2 million from $9.2 million for the three months ended June 30, 2005.

Our interest costs increased from $9.4 million during the three months ended June 30, 2005 to $9.6 million during the three months ended June 30, 2006. The Company’s debt increased from $514.2 million at June 30, 2005 to $517.1 million at June 30, 2006.

Net Income

Net income for the three months ended June 30, 2006 was $11.3 million. This is a decrease of $2.9 million, or 20%, from net income of $14.2 million for the three months ended June 30, 2005.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Route Operations

	Six months ended June 30, 2005		Six months ended June 30, 2006
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$166,607	100.0%	$177,894	100.0%
Promotional allowances	(83)	0.0	(37)	0.0
Direct expenses	(125,536)	75.3	(135,767)	76.3
EBITDA	40,988	24.7	42,090	23.7
Depreciation and amortization	(10,090)	6.1	(9,801)	5.5
Income from slot route operations	$30,898	18.6%	$32,289	18.2%

Route operations accounted for 59% of total revenues during the six months ended June 30, 2006 compared with 61% of total revenues for the six months ended June 30, 2005.  The difference is due primarily to the fact that the results of the current year include an additional month of operations of the casinos acquired pursuant to the Grace Acquisition not included in the results for the corresponding period in 2005.  Total revenues from route operations were $177.9 million for the six months ended June 30, 2006, an increase of $11.3 million, or 7%, from $166.6 million for the six months ended June 30, 2005.  At June 30, 2006, we were operating approximately 7,200 slot machines, which is approximately 300 more than the 6,900 we were operating as of June 30, 2005.  The increase in route revenue in the first half of 2006 reflects additional installations as well as modest growth in the Las Vegas market.

Route operating costs were $135.8 million, or 76% of route revenues, for the six months ended June 30, 2006.  This compares to $125.5 million and 75% of route revenues for the same period in 2005.  The increase in route operating expenses was primarily associated with the cost increases associated with revenue growth, such as participation expenses and promotions.

Route EBITDA (as defined) for the six months ended June 30, 2006 was $42.1 million, an increase of $1.1 million, or 3%, from $41.0 million for the six months ended June 30, 2005.  The increase in EBITDA is consistent with revenue increases from additional installations as well as modest growth in the Las Vegas market.

Casino Operations

	Six months ended June 30, 2005		Six months ended June 30, 2006
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$102,947	100.0%	$117,301	100.0%
Promotional allowances	(10,020)	9.7	(15,944)	13.6
Direct expenses	(65,427)	63.6	(73,130)	62.3
EBITDA	27,500	26.7	28,227	24.1
Depreciation and amortization	(5,514)	5.4	(7,529)	6.4
Income from casino operations	$21,986	21.3%	$20,698	17.7%

Casino operations accounted for 39% of total revenues for the six months ended June 30, 2006 and 38% of revenues for the six months ended June 30, 2005.  Total revenues derived from casino operations were $117.3 million for the six months ended June 30, 2006, an increase of $14.4 million, or 14%, from $102.9 million for the six months ended June 30, 2005. This increase was due to the inclusion of an additional month of operations of the casinos acquired pursuant to the Grace Acquisition, as well as growth from our existing operations. These results are tempered by a decrease in revenues at Terrible’s Hotel & Casino in Las Vegas due to disruptions caused by remodeling expected to be completed late in the third quarter.  The following sections present the results from this segment geographically between Nevada and casinos in other states.

Casino Operations — Nevada

	Six months ended June 30, 2005		Six months ended June 30, 2006
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$48,622	100.0%	$47,909	100.0%
Promotional allowances	(6,145)	12.6	(6,565)	13.7
Direct expenses	(29,463)	60.6	(29,761)	62.1
EBITDA	13,014	26.8	11,583	24.2
Depreciation and amortization	(3,160)	6.5	(2,896)	6.0
Income from casino operations	$9,854	20.3%	$8,687	18.2%

Nevada casino operations accounted for 16% of total revenues for the six months ended June 30, 2006 and 18% of total revenues for the six months ended June 30, 2005.  Revenues derived from Nevada casino operations were $47.9 million for the six months ended June 30, 2006, a decrease of $0.7 million, or 1%, from $48.6 million for the six months ended June 30, 2005.  This decrease in revenue was primarily due to declines in customer play at Terrible’s Hotel & Casino due to the remodeling described above.  Increased promotional allowances helped to increase customer play at both casinos in Pahrump.

Nevada casino operating costs were $29.8 million, or 62% of revenues, for the six months ended June 30, 2006, compared to $29.5 million, or 61% of revenues, for the six months ended June 30, 2005.  The increase in expenses were generally in areas that helped to drive the increase in revenue, such as comps, slot club, payroll and participation game fees.  Casino EBITDA was $11.6 million for the six months ended June 30, 2006, a decrease of $1.4 million, or 11%, from $13.0 million from the six months ended June 30, 2005.

Casino Operations — Other states

	Six months ended June 30, 2005		Six months ended June 30, 2006
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$54,325	100.0%	$69,392	100.0%
Promotional allowances	(3,875)	7.1	(9,379)	13.5
Direct expenses	(35,964)	66.2	(43,369)	62.5
EBITDA	14,486	26.7	16,644	24.0
Depreciation and amortization	(2,354)	4.3	(4,633)	6.7
Income from casino operations	$12,132	22.4%	$12,011	17.3%

Casino operations in other states accounted for 23% of total revenues for the six months ended June 30, 2006 and 20% of total revenues for the six months ended June 30, 2005.  Total revenues derived from casino operations located in states other than Nevada were $69.4 million, an increase of $15.1 million, or 28%, from $54.3 million for the six months ended June 30, 2005.  This increase in revenue was the result of the inclusion of an additional month of operations of the casinos acquired pursuant to the Grace Acquisition in 2006 as well as increased customer play at both Missouri properties and the Iowa property.

Other state casino operating costs were $43.4 million, or 62% of revenues, for the six months ended June 30, 2006, an increase of $7.4 million, or 21%, from $36.0 million for the six months ended June 30, 2005. This increase of operating costs was due to the fact that our results for the six months ended June 30, 2006 included an additional month of operating costs for our casinos in other states.  As a percentage of revenue, operating costs for casinos in other states declined from 66% for the six months ended June 30, 2005 to 62% for the six months ended June 30, 2006.

Other Operations

Other operations consists of revenue from ATM fees, pay phone charges, rental income and other miscellaneous sources unrelated to route and casino operations.  In 2006, these results also include sales at a new gas station and convenience store located in Osceola, Iowa that opened in December 2005. Revenues from other operations were $4.5 million for the six months ended June 30, 2006 compared to $2.7 million for the six months ended June 30, 2005. Costs associated with these other revenues were $2.2 million for the six months ended June 30, 2006 and $0 for the six months ended June 30, 2005.

Promotional Allowances

Promotional allowances were $16.0 million, or 5.3% of total revenues, for the six months ended June 30, 2006, an increase of $5.9 million, or 58%, from $10.1 million, or 3.7% of total revenues, for the six months ended June 30, 2005.  The increase was due to heavier promotional spending at the casinos and the inclusion of a full six months of operations for the Iowa and Missouri casino properties acquired pursuant to the Grace Acquisition.

Other Costs

	Six months ended June 30, 2005		Six months ended June 30, 2006
	$	% of total revenues	$	% of total revenues
	(dollars in thousands)
Other Costs	$—	—%	$2,156	0.7%
General and administrative	$7,811	2.9%	$8,264	2.8%
Depreciation and amortization	$15,763	5.8%	$17,489	5.8%

G&A expenses were $8.3 million for the six months ended June 30, 2006, an increase of $0.5 million, or 6%, from $7.8 million for the six months ended June 30, 2005.  G&A expenses as a percentage of revenue was 2.8% of the revenue for the second quarter of 2006 compared to 2.9% for the same period in 2005.

Depreciation and amortization expense was $17.5 million for the six months ended June 30, 2006, an increase of $1.7 million, or 11%, from $15.8 million for the six months ended June 30, 2005.  The increase was due primarily to the depreciation and amortization expenses associated with asset upgrades and enhancements at the Missouri and Iowa properties as well as an additional month of expense in the current year in respect of these properties.

Income from Operations

As a result of the factors discussed above, income from operations was $46.9 million for the six months ended June 30, 2006, a decrease of $0.7 million from $47.6 million for the six months ended June 30, 2005.  As a percentage of total revenues, income from operations decreased from 17.5% during 2005 to 15.6% during the same period in 2006.

Other Expenses

Other expense was $18.4 million for the six months ended June 30, 2006, an increase of $1.1 million from the six months ended June 30, 2005 when other expense was $17.3 million.  This increase was due to interest costs increasing from $17.7 million during the first six months of 2005 to $18.8 million during the first six months of 2006 as a result of higher average outstanding debt balance for the current-year period as well as a higher average borrowing rate on floating rate debt. The Company’s debt grew from $514.2 million at June 30, 2005 to $517.1 million at June 30, 2006.

Net Income

Net income for the six months ended June 30, 2006 was $28.5 million.  This is a decline of $1.9 million, from net income of $30.4 million recorded for six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

At June 30, 2006, we maintained $69.2 million in cash and equivalents. We expect to fund our existing operations, debt service and capital needs from operating cash flow and cash on hand. Based upon our anticipated future operations, we believe that cash on hand, together with available cash flow, will be adequate to meet our anticipated working capital requirements in respect of existing operations, capital expenditures in respect of existing operations and scheduled payments of interest on our outstanding indebtedness for at least the foreseeable future. No assurances can be given, however, that our cash flow will be sufficient for that purpose. There can be no assurance that our estimates of our cash needs in respect of existing operations are accurate or that new business developments or other unforeseeable events will not occur, resulting in the need to raise additional funds.

On May 16, 2006, we entered into a definitive agreement to acquire by means of merger the casino operations of The Sands Regent.  We have not finalized financing in respect of The Sands Regent Merger and will address the matter after the proxy vote has been completed and if the shareholders of The Sands Regent approve the transaction.  However, we expect that the Company will obtain financing through the incurrence of additional debt.

Operating Activities

During the six months ended June 30, 2006, operating activities provided $43.2 million in cash flows on $28.5 million in net income.

Investing Activities and Capital Expenditures

For the six months ended June 30, 2006, we used for investing activities net cash of $36.1 million primarily related to capital spent for the refurbishment of our casino properties and purchase of gaming machines for our route operations.

We anticipate that the construction and renovations at both Terrible’s Hotel & Casino and the casinos in the Midwest will be completed in 2006, and capital expenditures in connection with these projects for the remainder of the year are anticipated to be approximately $7.0 million.

Financing Activities

Cash flows used in financing activities were $11.8 million in the first six months of 2006. During the first six months of 2006, the Company repaid debt of $6.6 million and made shareholder distributions of $28.2 million.

We maintain a $275.0 million amended and restated senior credit facility, $100.0 million of which consists of a term loan incurred in connection with the Grace Acquisition due on January 31, 2011 and $175.0 million of which consists of a revolving credit facility due June 30, 2009, of which $85.4 million was available for future borrowings at June 30, 2006. Interest accrues on borrowings under our amended credit facility based on a floating rate. This floating rate is based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread. Our average floating rate on debt incurred under the amended credit facility was 5.35% at June 30, 2005 and 6.75% at June 30, 2006.

At June 30, 2006, our debt included approximately $159 million of our 8 1/8% senior subordinated notes due 2012 and $170.0 million of our 7% senior subordinated notes due 2014. After giving effect to indebtedness under our senior subordinated notes and borrowings under our amended credit facility, our total debt is approximately $517.1 million.

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

Other significant uses of cash in the six months ended June 30, 2006 include interest and distributions made to stockholders for payment of S corporation taxes and discretionary distributions. Our cash payments for interest were $18.2 million for the six months ended June 30, 2006. The distributions to stockholders included $25.2 million in distributions for S corporation taxes and non-tax distributions of approximately $3.0 million.

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

•                  expectations of the continued availability of capital resources; and

•                  expectations of the consummation of the acquisition of The Sand’s Regent.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. We do not have any cash or cash equivalents as of June 30, 2006 that are subject to market risk based on changes in interest rates. As a result of our amended credit facility, we are exposed to some market risk due to floating or variable interest rates. The interest on revolving borrowings and on the additional term loan under our amended credit facility is based on a floating rate (a base rate or LIBOR, at our option), plus a leverage grid-based variable amount. At June 30, 2006, the principal amount of the related borrowings under our amended credit facility is approximately $187.8 million. A hypothetical 1.0% increase in LIBOR would result in an approximately $1.9 million annual increase in interest expense.

The carrying value of our cash, trade, notes and loans receivable and trade payables approximates fair value primarily because of the short maturities of these instruments. The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $514.0 million as of June 30, 2006.

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

ITEM 1A.   RISK FACTORS

On May 16, 2006, HGI-Casinos and The Sands Regent executed a definitive agreement and plan of merger to merge HGI-Casinos with and into The Sands Regent with The Sands Regent continuing as the surviving corporation and a wholly-owned subsidiary of the Company.  The execution of the Sands Regent Merger Agreement results, and the completion of the

Sands Regent Merger would result, in the following risk factors, which should be read in conjunction with, and are in addition to, those disclosed in “Item 1A. Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2005:

If we are not successful in completing the Sands Regent Merger, then we will not own and operate, and receive the revenues from, the casinos currently operated by The Sands Regent.

On May 16, 2006, we entered into a definitive agreement and plan of merger pursuant to which The Sands Regent will become our wholly-owned subsidiary.  Closing of the Sands Regent Merger is conditioned upon, among other things, our obtaining all applicable government and regulatory approvals, including gaming approvals.

While we anticipate closing of the Sands Regent Merger by the first quarter of 2007, we cannot assure you that all of the required approvals will be obtained within the time contemplated by the Sands Regent Merger Agreement.  In addition, we may obtain the required approvals, but with terms or conditions that have a material adverse effect on us or the casinos that we are purchasing.  A failure to satisfy any of the conditions to the consummation of the Sands Regent Merger, including a failure to obtain required regulatory approvals, or the imposition of unfavorable terms or conditions by government entities, could delay or prevent the consummation of the Sands Regent Merger or have an adverse effect on our business, financial condition or results of operations.  If we are not able to consummate the Sands Regent Merger, then we will not own, operate or receive any revenues from any of the casinos currently operated by The Sands Regent.  In addition, we would have to expense certain legal, accounting and other costs incurred in connection with such efforts.

The failure to achieve the anticipated benefits of the Sands Regent Merger could adversely impact our business.

The Sands Regent Merger constitutes a material acquisition on the part of the Company.  We will incur significant capitalized costs and commit significant management time in integrating operations, information, communications and other systems, among other items, which will involve fees and expenses of professionals and consultants involved in completing the acquisition process, integrating technology and other transaction costs associated with the purchase, including financial advisor, attorney, accountant and other fees.  However, despite the incurrence of such costs or the commission of such resources, difficulties may arise due to factors such as integrating personnel with disparate corporate cultures, reconciling different information, communications and other systems and managing customer relationships.  The failure to achieve the anticipated benefits of the Sands Regent Merger could harm our business and results of operations.

The casinos owned by The Sands Regent may be adversely impacted if the Reno economy declines, which could lead to an adverse impact on the operations of the Company.

The Sands Regent heavily markets to and relies upon business from Reno area residents.  In recent years, Reno has enjoyed robust business growth and has attracted a number of technology, product distribution and marketing companies. These businesses have created jobs and helped fuel residential development, including the Reno metropolitan area. Should there be negative changes in the business and job conditions in Reno, the locals business of The Sands Regent, which is a substantial part of its overall business, could be adversely impacted, which could lead to an adverse impact on the overall results of the Company.

The business of The Sands Regent may be adversely impacted by expanded Native American gaming operations in California and the Pacific Northwest, which could lead to an adverse impact on the operations of the Company.

The largest sources of tourist customers for casinos owned by The Sands Regent are California and the Pacific Northwest, including a large number who drive to Reno from the San Francisco and Sacramento metropolitan areas.  The expansion of Native American casinos in California, Oregon, and Washington continues to have an impact on casino revenues in Nevada in general, and some analysts have predicted the impact will be significant on the Reno-Tahoe market.

For example, Thunder Valley Casino, a large new Native American casino managed by Station Casinos, Inc., opened June 9, 2003, 110 miles west of Reno in Rocklin, California. California’s well-documented budgetary problems have state officials in active negotiations to renegotiate certain compacts with Native American tribes.  Some Native American casino compacts have already been changed to allow for additional slot machines.  The effect of increased gaming in California and other states is difficult to predict. However, the business of The Sands Regent would be adversely impacted if Thunder Valley and other casinos attract patrons who would otherwise travel to Reno. In addition, a significant portion of The Sands Regent’s customer base is made up of Reno area residents. If other Reno area casinos lose business due to competition from Native American casinos, they may intensify their marketing efforts to Reno area residents as well, which could materially and adversely impact the business and financial results of The Sands Regent and thereby the overall business and financial results of the Company.

Adverse winter weather conditions in the Sierra Nevada Mountains and Reno-Lake Tahoe area could have a material adverse effect on the results of operations and financial condition of The Sands Regent, which could lead to an adverse impact on the results of operation and financial condition of the Company.

Adverse winter weather conditions, particularly snowfall, can deter customers of The Sands Regent from traveling or make it difficult for them to frequent its facilities. Adverse winter weather would most significantly affect the drive-in customers of The Sands Regent from northern California and the Pacific Northwest.  If the Reno area itself were to experience prolonged adverse winter weather conditions, the results of operations and financial condition of The Sands Regent could also be materially adversely affected, thereby adversely affecting the results of operations and financial condition of the Company in the event the Sands Regent Merger is consummated.

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

(b)           The following persons were elected to the Board of Directors to serve for a period of one year or until their successors are elected:

•                    Edward Herbst,

•                    Timothy Herbst,

•                    Troy Herbst,

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

Date: August 14, 2006	HERBST GAMING, INC.
(Registrant)

By:	/s/ Mary E. Higgins
Mary E. Higgins
Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Edward J. Herbst pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mary E. Higgins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Edward J. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________________

*                    Filed herewith.