Form 10-Q
period 2006-09-30
HERBST GAMING INC
filed 2006-11-14
CIK 1160294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1       FINANCIAL STATEMENTS

HERBST GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2005	September 30, 2006
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$73,849	$72,106
Accounts receivable, net	2,001	2,695
Notes and loans receivable	597	2,249
Prepaid expenses	6,238	6,710
Inventory	2,351	2,441
Total current assets	85,036	86,201
Property and equipment, net	189,648	234,521
Lease acquisition costs, net	41,921	35,559
Due from related parties	164	440
Other assets, net	14,972	14,792
Intangibles, net	199,934	200,509
Goodwill	3,255	3,255

Total assets	$534,930	$575,277

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,117	$1,117
Accounts payable	10,858	13,166
Accrued expenses	13,961	22,269
Due to related parties	2	—

Total current liabilities	25,938	36,552
Long-term debt, less current portion	499,476	521,750
Other liabilities	1,535	1,684
Commitments and contingencies (Note 6)

Stockholders’ equity
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
Retained earnings	3,982	11,292

Total stockholders’ equity	7,981	15,291

Total liabilities and stockholders’ equity	$534,930	$575,277

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(in thousands)		(in thousands)
Revenues
Route operations	$83,581	$83,730	$250,188	$261,624
Casino operations	54,347	59,195	157,294	176,496
Other operations	1,528	3,376	4,255	7,866
Total revenues	139,456	146,301	411,737	445,986
Promotional allowances	(5,499)	(8,205)	(15,602)	(24,186)

Net revenues	133,957	138,096	396,135	421,800

Costs of revenues
Route operations	64,923	66,251	190,459	202,018
Casino operations	36,314	37,323	101,741	110,453
Other operations	—	2,247	—	4,403
General and administrative	3,622	4,606	11,433	12,870
Depreciation and amortization	8,673	9,764	24,436	27,253
Loss on retirement of assets	3,360	—	3,360	—
Total costs and expenses	116,892	120,191	331,429	356,997
Income from operations	17,065	17,905	64,706	64,803

Other income (expense)
Interest income	143	183	563	579
Loss on early retirement of debt	(221)	—	(221)	—
Interest expense, net of capitalized interest (capitalized interest of $32, $458, $32 and $873, respectively)	(9,413)	(9,888)	(27,091)	(28,674)
Total other expense	(9,491)	(9,705)	(26,749)	(28,095)
Net income	$7,574	$8,200	$37,957	$36,708

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2006
	(in thousands)
Cash flows from operating activities
Net income	$37,957	$36,708
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	24,436	27,253
Amortization of debt issuance costs	1,348	1,356
Debt discount amortization	110	107
(Gain) loss on sale of property and equipment	15	231
Loss on retirement of assets	3,360	—
Loss on early retirement of debt	221	—
Decrease (increase) in
Accounts receivable	(240)	(715)
Prepaid expenses	(2,889)	(472)
Inventory	(743)	189
Due from related parties	(274)	(276)
Other assets	(74)	(1,221)
Increase (decrease) in
Accounts payable	2,241	(727)
Accrued expenses	7,992	8,308
Due to related parties	(36)	(2)
Other liabilities	250	149
Net cash provided by operating activities	73,674	70,888
Cash flows from investing activities
Net cash paid for acquisition of riverboat assets	(264,458)	—
Net cash paid for acquisition of software system assets	—	(10,231)
Additions to notes receivable	(1,090)	(1,003)
Collection on notes receivable	1,091	631
Proceeds from sale of property and equipment	197	218
Purchases of property and equipment	(34,205)	(53,870)
Lease acquisition costs	(940)	(1,141)
Net cash used in investing activities	(299,405)	(65,396)
Cash flows from financing activities
Proceeds from long-term debt	191,000	33,000
Reduction of long-term debt	(19,684)	(10,833)
Loan origination fees	(2,034)	(4)
Stockholders’ distributions	(10,179)	(29,398)
Prepayment penalty on retired debt	(221)	—
Net cash provided by (used in) financing activities	158,882	(7,235)
Net decrease in cash and cash equivalents	(66,849)	(1,743)
Cash and cash equivalents
Beginning of period	138,172	73,849
End of period	$71,323	$72,106
Supplemental cash flow information
Cash paid for interest	$18,730	$21,720
Supplemental schedule of non-cash investing and financing activities
Purchase of property and equipment financed through accounts payable	$1,126	$6,374

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Principles of Consolidation—The accompanying condensed consolidated financial statements of Herbst Gaming, Inc. (“Herbst” or the “Company”) include the accounts of Herbst and its subsidiaries: E-T-T, Inc. and subsidiaries (“ETT”), Market Gaming, Inc. (“MGI”), E-T-T Enterprises L.L.C. (“E-T-T Enterprises”), Flamingo Paradise Gaming, LLC (“FPG”), HGI-Lakeside (“HGI-L”), HGI-St. Jo (“HGI-SJ”), HGI-Mark Twain (“HGI-MT”) and HGI Casinos, Inc. (“HGI-Casinos”).  The financial statements of ETT are consolidated and include the following wholly-owned subsidiaries: Cardivan Company, Corral Coin, Inc., and Corral Country Coin, Inc.

All significant intercompany balances and transactions between Herbst, ETT, MGI, E-T-T Enterprises, FPG, HGI-L, HGI-SJ, HGI-MT and HGI Casinos have been eliminated in the condensed consolidated financial statements.

ETT and MGI conduct business in the gaming industry and generate revenue principally from gaming machine route operations and casino operations.  Gaming machine route operations involve the installation, operation, and service of gaming machines owned by the Company that are located in licensed, leased, or subleased space in retail stores (supermarkets, convenience stores, etc.), bars, and restaurants throughout the State of Nevada.  The Company operates Terrible’s Town Casino & Bowl in Henderson, Nevada, Terrible’s Searchlight Casino in Searchlight, Nevada and Terrible’s Town Casino and Terrible’s Lakeside Casino & RV Park, both of which are located in Pahrump, Nevada, a community 60 miles west of Las Vegas.

•                                          E-T-T Enterprises develops and leases real estate to ETT.

•                                          FPG owns and operates Terrible’s Hotel & Casino in Las Vegas, Nevada, which began operations in December 2000.

•                                          HGI-L owns and operates Terrible’s Lakeside Casino, as well as a hotel, gas station and convenience store, all located in Osceola, Iowa, which were acquired in February 2005.

•                                          HGI-SJ owns and operates Terrible’s St Jo Frontier Casino in St. Joseph, Missouri, which was acquired in February 2005.

•                                          HGI-MT owns and operates Terrible’s Mark Twain Casino in La Grange, Missouri, which was acquired in February 2005.

•                                          HGI-Casinos was formed in 2006 and will own the assets of The Sands Regent if the acquisition of The Sands Regent described in Note 2 below is completed.  As of September 30, 2006, HGI-Casinos had no operations.

The gaming industry in the States of Nevada, Iowa, and Missouri is subject to extensive state and local government regulation.  The Company’s gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada Gaming Control Board, the Iowa Racing and Gaming Commission and the Missouri Gaming Commission, as well as local jurisdictions.

Basis of presentation—The condensed consolidated financial statements of Herbst Gaming, Inc. as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005, are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the financial results for the interim periods.  Our results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006.  These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

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

Recently Issued and Adopted Accounting Standards

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3. SFAS 154 changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS 154 applies to all voluntary changes in accounting principles.  It also applies to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  SFAS 154 is effective for accounting changes made in years beginning after December 15, 2005, which includes our results for the three and nine months ended September 30, 2006.  The adoption of SFAS 154 had no impact on our results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 158. “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. This Statement also requires employers to measure the funded status of a plan as of the date of its year end and is effective for publicly traded companies as of the end of the fiscal year ending after December 31, 2006. We do not expect the adoption of SFAS No. 158 to have a material effect on our consolidated financial statements as we do not currently have a defined benefit postretirement plan that meets the criteria specified under SFAS No. 158.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which adds Section N to Topic 1, “Financial Statements”. Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. To provide full disclosure, registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in their financial statements covering the first fiscal year ending after November 15, 2006. We do not expect the adoption of SAB No. 108 to have a material effect on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to irrevocably account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006. We do not expect the adoption of SFAS No. 155 to materially effect our consolidated financial statements, as we do not currently have any financial instruments that meet the criteria specified under SFAS No. 155.

2.           ACQUISITIONS

Primm Valley Acquisition

On October 31, 2006, the Company entered into a definitive Purchase Agreement (the “Primm Purchase Agreement”) with a subsidiary of MGM MIRAGE to purchase (the “Primm Valley Resorts Purchase”), upon the terms and conditions set forth therein, all outstanding equity interests of the owner of the Buffalo Bill’s, Primm Valley and Whiskey Pete’s hotel-casinos (collectively, the “Primm Valley Resorts”) located in Primm, Nevada, for a purchase price of $400 million.

The completion of the Primm Valley Resorts Purchase is subject to several conditions, including the receipt of required gaming approvals.

Sands Regent Acquisition

On May 16, 2006, HGI-Casinos entered into a definitive Agreement and Plan of Merger (the “Sands Merger Agreement”) with The Sands Regent, a Nevada corporation (“The Sands Regent”), whereby The Sands Regent, upon the terms and conditions set forth therein, will merge with HGI-Casinos (the “Sands Regent Merger”) with The Sands Regent continuing as the surviving corporation and a wholly-owned subsidiary of the Company.  Pursuant to the terms of the Sands Merger Agreement, each outstanding share of The Sands Regent common stock will be converted into the right to receive $15.00 in cash, without interest, for an aggregate purchase price of approximately $148 million.  The completion of the Sands Regent Merger is subject to several conditions, including the absence of any material adverse change in the Sands Regent’s business and the receipt of required gaming approvals.

The Sands Regent, through its wholly-owned subsidiaries, owns and operates the Sands Regency Casino Hotel in Reno, Nevada, the Gold Ranch Casino and RV Resort in Verdi, Nevada, Rail City Casino, in Sparks, Nevada and the Depot Casino and Red Hawk Sports Bar in Dayton, Nevada.

Acquisition of Software Assets

In July 2006, we purchased software assets from three small affiliated software development companies for $10.2 million (the “Software Acquisition”). These companies had been providing products to the Company, which the Company continues to use, such as Tavern TrackerTM , Card of the DayTM and other accounting and promotional devices for the route segment of our business. As a result of the Software Acquisition, the Company will no longer have to pay monthly royalties for the use of the purchased assets.  In addition,  in connection with the Acquisition, the Company has entered into employment agreements with certain employees of the seller companies.

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

Nine months ended September 30, 2005 Pro Forma
Net Revenues	$404,221
Income from operations	69,920
Net income	41,744

In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of the earliest period presented.

3.           ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	Balance as of
	December 31, 2005	September 30, 2006
Accrued interest	$3,373	$9,736
Progressive jackpot liabilities	2,047	2,002
Accrued payroll and related	3,678	5,190
Other accrued expenses	4,863	5,341
Total	$13,961	$22,269

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

Net revenues, income from operations, depreciation and amortization and EBITDA (as defined in footnote 2 below) for these segments are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net revenues
Slot route operations	$83,512	$83,707	$250,036	$261,564
Casino operations:
Nevada	19,425	19,950	61,902	61,294
Other states	29,492	31,063	79,942	91,076
Other operations-non gaming	1,528	3,376	4,255	7,866
Total net revenues	$133,957	$138,096	$396,135	$421,800
Income from segment operations (excluding general and administrative expense)
Slot route operations	$13,436	$11,915	$44,334	$44,204
Casino operations:
Nevada	2,987	3,044	12,841	11,731
Other states	6,176	6,503	18,308	18,514
Total income from segment operations	22,599	21,462	75,483	74,449
Other	(5,534)	(3,557)	(10,777)	(9,646)
Total income from operations	$17,065	$17,905	$64,706	$64,803

Depreciation and amortization
Slot route operations	$5,153	$5,541	$15,243	$15,342
Casino operations:
Nevada	1,609	1,589	4,769	4,485
Other states	1,831	2,554	4,185	7,187
Other	80	80	239	239
Total depreciation and amortization	$8,673	$9,764	$24,436	$27,253

Segment EBITDA(2)
Slot route operations	$18,589	$17,456	$59,577	$59,546
Casino operations:
Nevada	4,596	4,633	17,610	16,216
Other states	8,007	9,057	22,493	25,701
Other and corporate(1)	(5,311)	(3,294)	(9,975)	(8,828)
Depreciation and amortization	(8,673)	(9,764)	(24,436)	(27,253)
Interest expense, net of capitalized interest	(9,413)	(9,888)	(27,091)	(28,674)
Loss on early retirement of debt	(221)	—	(221)	—
Net income	$7,574	$8,200	$37,957	$36,708

(1)          Represents non-gaming revenues, general and administrative expenses and interest income.

(2)          Segment EBITDA is used by management to measure segment profits and losses and consists of income from segment operations plus depreciation and amortization and is calculated before allocation of overhead.

5.           RELATED PARTY TRANSACTIONS

In March 2006, ETT entered into a slot route contract to install, operate and service slot machines at a tavern owned by Prescott’s Bar, LLC, a company owned and operated by the brother-in-law of one of the shareholders of the Company.   Pursuant to this revenue-sharing contract, Prescott’s Bar paid to ETT $21,500 for the nine months ended September 30, 2006.  In addition, at September 30, 2006, accounts receivable included approximately $285,000 due from this location related to expenses to repair fire damage, which will be repaid upon receipt of insurance proceeds.

6.           COMMITMENTS AND CONTINGENCIES

On February 17, 2006, the Clark County District Court entered judgment of a jury verdict delivered on January 14, 2006 against ETT for $4.2 million in compensatory damages and $10.0 million in punitive damages.  On October 9, 2006, the court lowered the punitive damage award to $4.2 million.  The jury verdict was delivered in connection with an action brought by the family of an individual that alleged that ETT had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from ETT and, while drunk, hit and killed the individual.  The Company believes the award of compensatory and punitive damages against ETT, the liability of ETT, and the amount thereof, is not supportable in either law or in fact and plans to vigorously pursue all appropriate post-trial and other remedies, including exercising its right to appeal. To this end, the Company has appealed the judgment to the Nevada Supreme Court.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a diversified gaming company that focuses on two business lines: slot route operations and casino operations.  At September 30, 2006, we owned and operated approximately 11,500 slot machines.  Our route operations involve the exclusive installation and operation of approximately 7,200 slot machines as of September 30, 2006 in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants.  Our casino operations consist of eight casinos located in Nevada, Iowa and Missouri, all operated under the “Terrible’s” brand.

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

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Route Operations

	Three months ended September 30, 2005		Three months ended September 30, 2006
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$83,581	100.0%	$83,730	100.0%
Promotional allowances	(69)	0.1	(23)	0.0
Direct expenses	(64,923)	77.7	(66,251)	79.1
EBITDA	18,589	22.2	17,456	20.9
Depreciation and amortization	(5,153)	6.2	(5,541)	6.6
Income from slot route operations	$13,436	16.0%	$11,915	14.3%

Route operations accounted for 57% of total revenues during the three months ended September 30, 2006, compared to 60% of total revenues during the three months ended September 30, 2005.  Total revenues from route operations were $83.7 million for the three months ended September 30, 2006, an increase of $0.1 million from $83.6 million for the three months ended September 30, 2005.  At September 30, 2006, we were operating approximately 7,200 slot machines, which is 300 more than the 6,900 we operated at September 30, 2005.  The increase in route revenue in the third quarter of 2006 primarily reflects slower growth of the Las Vegas market than we experienced over the prior two-year period, where growth in route revenues averaged over 17% in each of 2004 and 2005.

Route operating costs were $66.3 million, or 79% of route revenues, for the three months ended September 30, 2006.  This compares to $64.9 million and 78% of route revenues for the same period in 2005.  The increase in route operating expenses was primarily associated with the cost increases associated with revenue growth, such as participation expenses and space leases, which resulted in an additional $0.5 million in costs.  Payroll and related expenses increased $0.8 million, or 10%, over the results for the three months ended September 30, 2005.

Route EBITDA for the three months ended September 30, 2006 was $17.5 million, a decrease of $1.1 million, or 6%, from $18.6 million for the three months ended September 30, 2005.  The decrease in Route EBITDA was a direct result of cost increases as well as a decline in daily win per unit from $131 to $125.

Casino Operations

	Three months ended September 30, 2005		Three months ended September 30, 2006
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$54,347	100.0%	$59,195	100.0%
Promotional allowances	(5,430)	10.0	(8,182)	13.8
Direct expenses	(36,314)	66.8	(37,323)	63.1
EBITDA	12,603	23.2	13,690	23.1
Depreciation and amortization	(3,440)	6.3	(4,143)	7.0
Income from casino operations	$9,163	16.9%	$9,547	16.1%

Casino operations accounted for 41% of total revenues for the three month period ended September 30, 2006 and 39% of total revenues for the three months ended September 30, 2005.  Total revenues derived from casino operations were $59.2 million for the three months ended September 30, 2006, an increase of $4.9 million, or 9%, from $54.3 million for the three months ended September 30, 2005.  The following paragraphs reflect the results from our casinos geographically between those in Nevada and those in other states.

Casino Operations – Nevada

	Three months ended September 30, 2005		Three months ended September 30, 2006
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$22,553	100.0%	$23,255	100.0%
Promotional allowances	(3,128)	13.9	(3,305)	14.2
Direct expenses	(14,829)	65.8	(15,317)	65.9
EBITDA	4,596	20.3	4,633	19.9
Depreciation and amortization	(1,609)	7.1	(1,589)	6.8
Income from casino operations	$2,987	13.2%	$3,044	13.1%

Nevada casino operations accounted for 16% of total revenues for the three months ended September 30, 2006 and 16% of total revenues for the three months ended September 30, 2005.  Revenues derived from Nevada casino operations were $23.3 million for the three months ended September 30, 2006, an increase of $0.7 million, or 3%, from $22.6 million for the three months ended September 30, 2005.  These results reflect moderate increases in revenue for each of the Nevada properties including Terrible’s Hotel & Casino in Las Vegas, the new parking structure for which was opened in mid-September.

Nevada casino operating costs for the three months ended September 30, 2006 were up $0.5 million, or 3%, and promotional spending was up $0.2 million.  As a result, promotional allowances increased from 13.9% of revenues for the three months ended September 30, 2005 to 14.2% of revenues for the three months ended September 30, 2006.  Casino EBITDA was $4.6 million for the three months ended September 30, 2006 compared to $4.6 million from the three months ended September 30, 2005.

Casino Operations – Other states

	Three months ended September 30, 2005		Three months ended September 30, 2006
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$31,794	100.0%	$35,940	100.0%
Promotional allowances	(2,302)	7.2	(4,877)	13.6
Direct expenses	(21,485)	67.6	(22,006)	61.2
EBITDA	8,007	25.2	9,057	25.2
Depreciation and amortization	(1,831)	5.8	(2,554)	7.1
Income from casino operations	$6,176	19.4%	$6,503	18.1%

Casino operations in other states accounted for 25% of total revenues for the three months ended September 30, 2006 and 23% of total revenues for the three months ended September 30, 2005.  Total revenues derived from casino operations located in states other than Nevada were $35.9 million for the three months ended September 30, 2006, an increase of $4.1 million, or 13%, from $31.8 million for the three months ended September 30, 2005.  This increase was due to increased play at Lakeside Iowa and St. Jo.

Other state casino operating costs were $22.0 million, or 61% of revenues, for the three months ended September 30, 2006, an increase of $0.5 million compared to $21.5 million, or 68% of revenues, for the three months ended September 30, 2005.  The increase in operating costs was primarily attributable to increased taxes of $0.9 million and increased payroll of $0.4 million, which increases were partially offset by a $1.3 million decrease in spending on promotions not directly associated with player points, the costs of which are included in “direct expenses.”  In connection with this decrease in spending on promotions not directly associated with player points, the Company increased spending on promotions directly associated with player points, the costs of which are included in “promotional allowances.”

Promotional allowances for the three months ending September 30, 2006 were $4.9 million compared to $2.3 million for the three months ended September 30, 2005, an increase of $2.6 million. This increase in promotional allowances was partially due to the redirection of $1.3 million to promotions directly associated with player points, with the remaining increase attributable to increased spending on promotions associated with increased customer play. Increased spending on promotions associated with increased customer play consists of the increase in cash, player point promotions and food specials that we began offering to patrons in order to offset the disruption and keep player loyalty during the construction connected with floor improvements at our casinos in Iowa and Missouri which commenced in the second quarter of 2005.  As we complete these renovations and the gaming floor stabilizes at these properties, these promotional costs are expected to decline.  We completed the improvements to the gaming floors early in the first quarter of 2006, and have begun renovating the land-based facilities of these casinos by upgrading amenities such as the restaurants and common areas.  These renovations should be completed by late 2006.

Other state casino EBITDA was $9.1 million for the three months ended September 30, 2006, an increase of $1.1 million, or 13.8%, from $8.0 million for the three months ended September 30, 2005.

Other Operations

Revenue from other operations consists of revenue from sources such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations.  In 2006, these revenues also include sales at a new gas station and convenience store located in Osceola, Iowa that opened in December 2005.  Revenues from other operations were $3.4 million for the three months ended September 30, 2006 compared to $1.5 million for the three months ended September 30, 2005.  Costs associated with these revenues were $2.2 million for the three months ended September 30, 2006 and $0 for the three months ended September 30, 2005.

Promotional Allowances

Promotional allowances were $8.2 million, or 5.6% of total revenues, for the three months ended September 30, 2006, an increase of $2.7 million, or 49%, from $5.5 million, or 3.9% of total revenues, for the three months ended September 30, 2005.  The increase was a result of a $1.3 million increase in spending on promotions directly associated with player points and a $1.4 million increase in spending on promotions associated with increased customer play.

Costs of Revenues

	Three months ended September 30, 2005		Three months ended September 30, 2006
	$	% of total revenues	$	% of total revenues
	(dollars in thousands)
Other operations	$—	—%	$2,247	1.5%
General and administrative	$3,622	2.6%	$4,606	3.1%
Depreciation and amortization	$8,673	6.2%	$9,764	6.7%
Loss on retirement of assets	$3,360	2.4%	$—	—%

General and administrative (“G&A”) expenses were $4.6 million for the three months ended September 30, 2006, which is $1.0 million higher than the $3.6 million for the three months ended September 30, 2005. The increase was due in part to $0.5 million spent during the quarter in opposition to a proposed anti-smoking regulation previously described in our Form 10-K that would prohibit smoking in indoor places of employment including, but not limited to, bars and taverns that serve food, grocery stores, malls and other retail establishments and in favor of a competing anti-smoking regulation.  These costs are unlikely to recur.  G&A expenses as a percentage of revenue was 3.1% of revenue for the third quarter of 2006 compared to 2.6% for the third quarter of 2005.

Depreciation and amortization expense was $9.8 million for the three months ended September 30, 2006, an increase of $1.1 million, or 13%, from $8.7 million for the three months ended September 30, 2005.  The increase was due primarily to the depreciation and amortization expenses associated with the additional assets purchased for our Midwest casino properties.

Other operations consist of costs related primarily to the opening in December 2005 of a convenience store and gas station in Osceola, Iowa.

Income from Operations

As a result of the factors discussed above, income from operations was $17.9 million for the three months ended September 30, 2006, an increase of $0.8 million from $17.1 million for the three months ended September 30, 2005.  As a percentage of total revenues, income from operations was 12.2% for the three month period in both 2005 and 2006.

Other Expenses

Other expense was $9.7 million for the three months ended September 30, 2006, an increase of $0.2 million from $9.5 million for the three months ended September 30, 2005.

Our interest costs increased from $9.4 million during the three months ended September 30, 2005 to $9.9 million during the three months ended September 30, 2006.  The Company’s debt increased from $504.8 million at September 30, 2005 to $522.9 million at September 30, 2006.

Net Income

Net income for the three months ended September 30, 2006 was $8.2 million.  This is an increase of $0.6 million, or 8%, from net income of $7.6 million for the three months ended September 30, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Route Operations

	Nine months ended September 30, 2005		Nine months ended September 30, 2006
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$250,188	100.0%	$261,624	100.0%
Promotional allowances	(152)	0.1	(60)	0.0
Direct expenses	(190,459)	76.1	(202,018)	77.2
EBITDA	59,577	23.8	59,546	22.8
Depreciation and amortization	(15,243)	6.1	(15,342)	5.9
Income from slot route operations	$44,334	17.7%	$44,204	16.9%

Route operations accounted for 59% of total revenues during the nine months ended September 30, 2006 compared with 61% of total revenues for the nine months ended September 30, 2005.  The difference is due primarily to the fact that the results of the current year include an additional month of operations of the casinos acquired pursuant to the Grace Acquisition not included in the results for the corresponding period in 2005.  Total revenues from route operations were $261.6 million for the nine months ended September 30, 2006, an increase of $11.4 million, or 5%, from $250.2 million for the nine months ended September 30, 2005.  At September 30, 2006, we were operating approximately 7,200 slot machines, which is approximately 300 more than the 6,900 we were operating as of September 30, 2005.  The increase in route revenue in the first three quarters of 2006 reflects additional installations as well as modest growth in the Las Vegas market.

Route operating costs were $202.0 million, or 77% of route revenues, for the nine months ended September 30, 2006.  This compares to $190.5 million and 76% of route revenues for the same period in 2005.  The increase in route operating expenses was primarily associated with the cost increases associated with revenue growth, such as participation expenses and promotions.

Route EBITDA for the nine months ended September 30, 2006 was $59.5 million, compared to $59.6 million for the nine months ended September 30, 2005.  The decrease in EBITDA was due to a flat Las Vegas market.

Casino Operations

	Nine months ended September 30, 2005		Nine months ended September 30, 2006
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$157,294	100.0%	$176,496	100.0%
Promotional allowances	(15,450)	9.8	(24,126)	13.7
Direct expenses	(101,741)	64.7	(110,453)	62.6
EBITDA	40,103	25.5	41,917	23.7
Depreciation and amortization	(8,954)	5.7	(11,672)	6.6
Income from casino operations	$31,149	19.8%	$30,245	17.1%

Casino operations accounted for 39% of total revenues for the nine months ended September 30, 2006 and 38% of revenues for the nine months ended September 30, 2005.  Total revenues derived from casino operations were $176.5 million for the nine months ended September 30, 2006, an increase of $19.2 million, or 12%, from $157.3 million for the nine months ended September 30, 2005.  This increase was due to the inclusion of an additional month of operations of the casinos acquired pursuant to the Grace Acquisition, as well as growth from our existing operations.  These results are tempered by a decrease in revenues at Terrible’s Hotel & Casino in Las Vegas due to disruptions caused by remodeling that was completed in mid-September.  The following sections present the results from this segment geographically between Nevada and casinos in other states.

Casino Operations — Nevada

	Nine months ended September 30, 2005		Nine months ended September 30, 2006
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$71,175	100.0%	$71,164	100.0%
Promotional allowances	(9,273)	13.0	(9,870)	13.9
Direct expenses	(44,292)	62.2	(45,078)	63.3
EBITDA	17,610	24.8	16,216	22.8
Depreciation and amortization	(4,769)	6.7	(4,485)	6.3
Income from casino operations	$12,841	18.1%	$11,731	16.5%

Nevada casino operations accounted for 16% of total revenues for the nine months ended September 30, 2006 and 17% of total revenues for the nine months ended September 30, 2005.  Revenues derived from Nevada casino operations were $71.2 million for each of the nine months ended September 30, 2005 and 2006.  The flat year to year revenue is a result of declines in customer play at Terrible’s Hotel & Casino due to its previously disclosed room demolition, casino floor expansion and parking structure construction, which decline was offset by increases at all other Nevada properties.

Nevada casino operating costs were $45.1 million, or 63% of revenues, for the nine months ended September 30, 2006, compared to $44.3 million, or 62% of revenues, for the nine months ended September 30, 2005.  The increases in expense were generally in areas that helped to drive increases in revenue at the Company’s Nevada properties, such as comps and slot club and also include an increase in gaming taxes as a result of such increased revenue.  Casino EBITDA was $16.2 million for the nine months ended September 30, 2006, a decrease of $1.4 million, or 8%, from $17.6 million from the nine months ended September 30, 2005.

Casino Operations – Other states

	Nine months ended September 30, 2005		Nine months ended September 30, 2006
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$86,119	100.0%	$105,332	100.0%
Promotional allowances	(6,177)	7.2	(14,256)	13.5
Direct expenses	(57,449)	66.7	(65,375)	62.1
EBITDA	22,493	26.1	25,701	24.4
Depreciation and amortization	(4,185)	4.9	(7,187)	6.8
Income from casino operations	$18,308	21.2%	$18,514	17.6%

Casino operations in other states accounted for 24% of total revenues for the nine months ended September 30, 2006 and 21% of total revenues for the nine months ended September 30, 2005.  Total revenues derived from casino operations located in states other than Nevada were $105.3 million, an increase of $19.2 million, or 22%, from $86.1 million for the nine months ended September 30, 2005.  This increase in revenue was the result of the inclusion of an additional month of operations of the casinos acquired pursuant to the Grace Acquisition in 2006 as well as increased customer play at both Missouri properties and the Iowa property.

Other state casino operating costs were $65.4 million, or 62% of revenues, for the nine months ended September 30, 2006, an increase of $8.0 million compared to $57.4 million, or 67% of revenues, for the nine months ended September 30, 2005.  The increase in operating cost was primarily due to the fact that operating costs for the nine months ended September 30, 2006 included costs of an additional month of operations for the casinos acquired pursuant to the Grace Acquisition than did the prior year period, which was partially offset by a $3.3 million decrease in spending on promotions not directly associated with player points, the costs of which are included in “direct expenses.”

Promotional allowances for the nine months ending September 30, 2006 were $14.3 million compared to $6.2 million for the nine months ended September 30, 2006, an increase of $8.1 million.  This increase in promotional allowances was partially due to the redirection of $3.3 million to promotions directly associated with player points, with the remaining increase attributable to an additional month of operating the Grace Acquisition casinos in 2006 and increased spending on promotions associated with increased customer play.

Other Operations

Other operations consists of revenue from ATM fees, pay phone charges, rental income and other miscellaneous sources unrelated to route and casino operations.  In 2006, these results also include sales at a new gas station and convenience store located in Osceola, Iowa that opened in December 2005.  Revenues from other operations were $7.9 million for the nine months ended September 30, 2006 compared to $4.3 million for the nine months ended September 30, 2005.  Costs associated with these other revenues were $4.4 million for the nine months ended September 30, 2006 and $0 for the nine months ended September 30, 2005.

Promotional Allowances

Promotional allowances for the Company’s casino operations were $24.2 million, or 5.4% of total revenues, for the nine months ended September 30, 2006, an increase of $8.6 million, or 55%, from $15.6 million, or 3.8% of total revenues, for the nine months ended September 30, 2005.  The increase was due to heavier promotional spending at the casinos and the inclusion of a full nine months of operations for the casino properties acquired pursuant to the Grace Acquisition.

Other Costs

	Nine months ended September 30, 2005		Nine months ended September 30, 2006
	$	% of total revenues	$	% of total revenues
	(dollars in thousands)
Other Costs	$—	—%	$4,403	1.0%
General and administrative	$11,433	2.8%	$12,870	2.9%
Depreciation and amortization	$24,436	5.9%	$27,253	6.1%
Loss on retirement of assets	$3,360	0.8%	$—	—%

G&A expenses were $12.9 million for the nine months ended September 30, 2006, an increase of $1.5 million, or 13%, from $11.4 million for the nine months ended September 30, 2005. The increase was due in part to the $0.6 million spent during the period in opposition to a proposed anti-smoking regulation previously described in our Form 10-K that would prohibit smoking in indoor places of employment including, but not limited to, bars and taverns that serve food, grocery stores, malls and other retail establishments and in favor of a competing anti-smoking regulation.  These costs are unlikely to recur.  G&A expenses as a percentage of revenue was 2.9% of the revenue for the third quarter of 2006 compared to 2.8% for the same period in 2005.

Depreciation and amortization expense was $27.3 million for the nine months ended September 30, 2006, an increase of $2.9 million, or 12%, from $24.4 million for the nine months ended September 30, 2005.  The increase was due primarily to the depreciation and amortization expenses associated with asset upgrades and enhancements at the Missouri and Iowa properties as well as an additional month of expense in the current year in respect of these properties.

Income from Operations

As a result of the factors discussed above, income from operations was $64.8 million for the nine months ended September 30, 2006, an increase of $0.1 million from $64.7 million for the nine months ended September 30, 2005.  As a percentage of total revenues, income from operations decreased from 15.7% during 2005 to 14.5% during the same period in 2006.

Other Expenses

Other expense was $28.1 million for the nine months ended September 30, 2006, an increase of $1.4 million from the nine months ended September 30, 2005 when other expense was $26.7 million.  This increase was due to interest costs increasing from $27.1 million during the first nine months of 2005 to $28.7 million during the first nine months of 2006 as a result of higher average outstanding debt balance for the current-year period as well as a higher average borrowing rate on floating rate debt.  The Company’s debt grew from $504.8 million at September 30, 2005 to $522.9 million at September 30, 2006.

Net Income

Net income for the nine months ended September 30, 2006 was $36.7 million.  This is a decline of $1.3 million, from net income of $38.0 million recorded for nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

At September 30, 2006, we maintained $72.1 million in cash and equivalents.  We expect to fund our existing operations, debt service and capital needs from operating cash flow and cash on hand.  Based upon our anticipated future operations, we believe that cash on hand, together with available cash flow, will be adequate to meet our anticipated working capital requirements for existing operations, capital expenditures for existing operations and scheduled payments of interest on our outstanding indebtedness for at least the foreseeable future.  No assurances can be given, however, that our cash flow will be sufficient for that purpose.  There can be no assurance that our estimates of our cash needs in respect of existing operations are accurate or that new business developments or other unforeseeable events will not occur, resulting in the need to raise additional funds.

On October 31, 2006, we entered into a definitive agreement to acquire the Primm Valley Resorts and on May 16, 2006, we entered into a definitive agreement to acquire the casino operations of The Sands Regent.  We expect to close the Primm Valley Resorts Purchase in the second quarter of 2007 and we expect to close the Sands Regent Merger in early January 2007.  We have not finalized financing in respect of the Primm Valley Resorts Purchase or the Sands Regent Merger, but have received commitments to provide such financing from Lehman Brothers and Wachovia Securities subject to terms and conditions customary for similar financings.

Operating Activities

During the nine months ended September 30, 2006, operating activities provided $70.9 million in cash flows on $36.7 million in net income.

Investing Activities and Capital Expenditures

For the nine months ended September 30, 2006, we used for investing activities net cash of $65.4 million primarily related to capital spent for the refurbishment of our casino properties and purchase of gaming machines for our route operations. Cash paid for capital expenditures for the nine month period was $53.9 million.

The construction and renovations at Terrible’s Hotel & Casino were recently completed and the improvements at both Lakeside Iowa and St Jo Missouri are substantially complete.

Capital expenditures for the remainder of the year are anticipated to be approximately $10.0 million.

Financing Activities

Cash flows used in financing activities were $7.2 million in the first nine months of 2006.  During the first nine months of 2006, the Company repaid debt of $10.8 million while borrowing $33.0 million and made shareholder distributions of $29.4 million. Approximately $25.2 million of these distributions were for income taxes.

We maintain a $275.0 million amended and restated senior credit facility, $100.0 million of which consists of a term loan incurred in connection with the Grace Acquisition due on January 31, 2011 and $175.0 million of which consists of a revolving credit facility due September 30, 2009, of which $79.4 million was available for future borrowings at September 30, 2006.  Interest accrues on borrowings under our amended credit facility based on a floating rate.  This floating rate is based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread.  Our average floating rate on debt incurred under the amended credit facility was 5.7% at September 30, 2005 and 7.3% at September 30, 2006.

At September 30, 2006, our debt included approximately $159.0 million of our 8 1/8% senior subordinated notes due 2012 and $170.0 million of our 7% senior subordinated notes due 2014.  After giving effect to indebtedness under our senior subordinated notes and borrowings under our amended credit facility, our total debt is approximately $522.9 million.

We may from time to time seek to retire our outstanding debt through cash purchases, open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

Our ability to service our debt will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

Other significant uses of cash in the nine months ended September 30, 2006 include interest and distributions made to stockholders for payment of S corporation taxes and discretionary distributions.  Our cash payments for interest were $21.7 million for the nine months ended September 30, 2006.  The distributions to stockholders included $25.2 million in distributions for S corporation taxes and non-tax distributions of approximately $4.2 million.

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

•                  expectations of the continued availability of capital resources; and

•                  expectations of the consummation of the Sand’s Regent Merger and the Primm Valley Resorts Purchase.

Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change.  Actual results of our operations may vary materially from any forward-looking statement made by or on our behalf.  Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved.  Undue reliance should not be placed on any forward-looking statements.  Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, the following:

•                  Our substantial indebtedness and projected growth of that indebtedness in association with our announced acquisitions could adversely affect our financial health and prevent us from fulfilling our obligations under the instruments governing our outstanding indebtedness.

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

•                  The successful integration of the proposed Sands Regent Merger and the Primm Valley Resorts Purchase.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices.  We do not have any cash or cash equivalents as of September 30, 2006 that are subject to market risk based on changes in interest rates.  As a result of our amended credit facility, we are exposed to some market risk due to floating or variable interest rates.  The interest on revolving borrowings and on the additional term loan under our amended credit facility is based on a floating rate (a base rate or LIBOR, at our option), plus a leverage grid-based variable amount.  At September 30, 2006, the principal amount of the related borrowings under our amended credit facility is approximately $193.5 million.  A hypothetical 1.0% increase in LIBOR would result in an approximately $1.9 million annual increase in interest expense.

The carrying value of our cash, trade, notes and loans receivable and trade payables approximates fair value primarily because of the short maturities of these instruments.  The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.  Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $524.7 million as of September 30, 2006.

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

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

On February 17, 2006, the Clark County District Court entered judgment of a jury verdict delivered on January 14, 2006 against ETT for $4.2 million in compensatory damages and $10.0 million in punitive damages.  On October 9, 2006, the court lowered the punitive damage award to $4.2 million.  The jury verdict was delivered in connection with an action brought by the family of an individual that alleged that ETT had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from ETT and, while drunk, hit and killed the individual.  The Company believes the award of compensatory and punitive damages against ETT, the liability of ETT, and the amount thereof, is not supportable in either law or in fact and plans to vigorously pursue all appropriate post-trial and other remedies, including exercising its right to appeal. To this end, the Company has appealed the judgment to the Nevada Supreme Court.

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

ITEM 1A.       RISK FACTORS

Risk Factors Associated with the Company’s Existing Business

Our operations could be adversely affected due to the adoption of certain anti-smoking regulations.

On November 7, 206, voters in Nevada passed Question 5, an initiative that prohibits smoking in indoor places of employment including, but not limited to, bars and taverns that serve food, grocery stores, malls and other retail establishments, as well as give future control over smoking regulation to individual counties or municipalities.  The Company had supported a competing initiative which banned smoking in restaurants and other locations frequented by minors and vested all future smoking regulation with the Nevada State Legislature.  While it is too early to ascertain its impact, the approval of Question 5 could have a material adverse effect on our business, financial condition and results of operation to the extent that it leads to decreased patron play at our route locations.

Risk Factors Associated with Recent Acquisitions

On October 31, 2006, the Company executed a definitive purchase agreement with a subsidiary of MGM MIRAGE to purchase all outstanding equity interests of the owner of the Buffalo Bill’s, Primm Valley and Whiskey Pete’s hotel-casinos located in Primm, Nevada, and on May 16, 2006, HGI-Casinos and The Sands Regent executed a definitive agreement and plan of merger to merge HGI-Casinos with and into The Sands Regent which would result in The Sands Regent continuing as a wholly-owned subsidiary of the Company.  The execution of the Primm Purchase Agreement and the Sands Regent Merger Agreement result, and the completion of the purchase of the Primm Valley Resorts and the Sands Regent Merger would result, in the following risk factors, which should be read in conjunction with, and are in addition to, those disclosed in “Item 1A. Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2005:

If we are not successful in completing either the Primm Valley Resorts Purchase or  the Sands Regent Merger, then we will not own and operate, and receive the revenues from, respectively, the Primm Valley Resorts or the casinos currently operated by The Sands Regent.

On October 31, 2006, we entered into a definitive agreement pursuant to which we will purchase the Primm Valley Resorts and on May 16, 2006, we entered into a definitive agreement and plan of merger pursuant to which The Sands Regent will become our wholly-owned subsidiary.  Closing of each of the Primm Valley Resorts Purchase and the Sands Regent Merger is conditioned upon, among other things, our obtaining all applicable government and regulatory approvals, including gaming approvals.

While we anticipate closing of the Sands Regent Merger by the first quarter of 2007 and the closing of the Primm Valley Resorts Purchase by the second quarter of 2007, we cannot assure you that all of the required approvals will be obtained within the time contemplated by the Sands Regent Merger Agreement or the Primm Purchase Agreement, respectively.  In addition, in each case we may obtain the required approvals, but with terms or conditions that have a material adverse effect on us or the casinos that we are purchasing.  A failure to satisfy any of the conditions to the consummation of the Sands Regent Merger or the Primm Valley Resorts Purchase, including a failure to obtain required regulatory approvals, or the imposition of unfavorable terms or conditions by government entities, could delay or prevent the consummation of the Sands Regent Merger or the Primm Valley Resorts Purchase, respectively, or could have an adverse effect on our business, financial condition or results of operations.  If we are not able to consummate the Sands Regent Merger or the Primm Valley Resorts Purchase, then we will not own, operate or receive any revenues from any of the casinos currently operated by The Sands Regent or the Primm Valley Resorts, respectively.  In addition, we would have to expense certain legal, accounting and other costs incurred in connection with such efforts.

The failure to achieve the anticipated benefits of either of the Primm Valley Resorts Purchase or the Sands Regent Merger could adversely impact our business.

Each of the Primm Valley Resorts Purchase and the Sands Regent Merger constitutes a material acquisition on the part of the Company.  In each case, we will incur significant capitalized costs and commit significant management time in integrating operations, information, communications and other systems, among other items, which will involve fees and expenses of professionals and consultants involved in completing the acquisition process, integrating technology and other transaction costs associated with the purchase, including financial advisor, attorney, accountant and other fees.  However, despite the incurrence of such costs or the commission of such resources, difficulties may arise due to factors such as integrating personnel with disparate corporate cultures, reconciling different information, communications and other systems and managing customer relationships.  The failure to achieve the anticipated benefits of either the Primm Valley Resorts Purchase or the Sands Regent Merger could harm our business and results of operations.

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

The business of the Primm Valley Resorts may be adversely impacted by expanded Native American gaming operations in California and The Sands Regent may be adversely impacted by expanded Native American gaming operations in California and the Pacific Northwest, which in each case could lead to an adverse impact on the operations of the Company.

The largest sources of tourist customers for the Primm Valley Resorts are from southern California, including a large number who drive to Las Vegas from the San Bernardino and Barstow metropolitan areas.  The largest sources of tourist customers for casinos owned by The Sands Regent are California and the Pacific Northwest, including a large number who drive to Reno from the San Francisco and Sacramento metropolitan areas.  The expansion of Native American casinos in California, Oregon, and Washington continues to have an impact on casino revenues in Nevada in general, and such impact may be significant on the markets in which the Primm Valley Resorts and the casinos owned by The Sands Regent operate.

California’s well-documented budgetary problems have state officials in active negotiations to renegotiate certain compacts with Native American tribes.  Some Native American casino compacts have already been changed to allow for additional slot machines.  In addition, several initiatives have been proposed which would, if approved, further expand the scope of gaming in California.  While the effect of increased gaming in California and other states is difficult to predict,  the business of the Primm Valley Resorts and The Sands Regent would be adversely impacted if such competing casinos attract patrons who would otherwise travel to Primm and  Reno, respectively.

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

The business of the Primm Valley Resorts may be adversely impacted if their use of water exceed allowances permitted by federal and local governmental agencies or if such governmental agencies impose additional requirements in connection with such use of water, which in each case could lead to an adverse impact on the operations of the Company.

The Primm Valley Resorts are not served by a municipal water system.  As a result, the water supply of such casinos is dependent on rights they have been granted to water in various wells located on federal land in the vicinity of the Primm Valley Resorts and permits that allow the delivery of water to the Primm Valley Resorts.  These permits and rights are subject to the jurisdiction and ongoing regulatory authority of the U.S. Bureau of Land Management, the States of Nevada and California and local governmental units.  While we believe that adequate water for the Primm Valley Resorts is available, the future water needs of the Primm Valley Resorts may exceed the permitted allowance.  In such an event, future requests for additional water may not be approved or may be approved with terms or conditions that are more onerous.  Any such denial or any such additional terms and conditions may have a material adverse effect on the results of operations of the Primm Valley Resorts, thereby adversely affecting the results of operations and financial condition of the Company in the event the Primm Valley Resorts Purchase is consummated.

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

Date: November 14, 2006	HERBST GAMING, INC.
(Registrant)

	By:	/s/ Mary E. Higgins
Mary E. Higgins
	Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Edward J. Herbst pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mary E. Higgins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Edward J. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith.