Form 10-K
period 2006-12-31
HERBST GAMING INC
filed 2007-04-02
CIK 1160294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2006, based on the price at which the common equity was sold, was approximately $0.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of December 31, 2006.

Common Stock, no par value, 300 outstanding shares.

Documents Incorporated by Reference

None.

PART I

Item 1.    Business.

General

We are a diversified gaming company that focuses on two business lines: slot route operations and casino operations.  Our slot route operations involve the exclusive installation and operation of slot machines in certain strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants.  We currently own and operate approximately 7,200 slot machines in our slot route business and are one of the largest slot machine operators in Nevada.  As of December 31, 2006, our casino operations in Nevada consisted of five casinos that focus on local gaming patrons, and included the ownership and operation of Terrible’s Hotel & Casino in Las Vegas, Nevada and four other small casinos in southern Nevada operated under the Terrible’s name.  As of December 31, 2006, these casinos contained an aggregate of approximately 2,016 slot machines and 18 table games.  At the end of our 2006 fiscal year, our casino operations outside of Nevada consisted of Terrible’s St. Jo Frontier Casino in St. Joseph, Missouri (“ St. Jo”), Terrible’s Mark Twain Casino in LaGrange, Missouri (“Mark Twain”), and Terrible’s Lakeside Casino Resort in Osceola, Iowa (“Lakeside Iowa”).  At that time these three properties contained an aggregate of approximately 2,265 slot machines and 44 table games.  As a result of the completion of our acquisition of The Sands Regent (the “Sands Regent Acquisition”) on January 3, 2007 described below, as of that date our casino operations also included the Rail City Casino in Sparks, Nevada (“Rail City”); the Sands Regency Casino Hotel in downtown Reno, Nevada (“Sands”); the Gold Ranch Casino and RV Resort in Verdi, Nevada (“Gold Ranch”) and Depot Casino (“Depot Casino”) and Red Hawk Sports Bar (“Red Hawk”, and together with Rail City, Sands, Gold Ranch and Depot Casino, the “Sands Regent Casinos”) in Dayton, Nevada, which as of that date contained an aggregate of approximately 1,661 slot machines and 27 table games.

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

Available Information

Our Internet address is www.herbstgaming.com.  We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

Recent Developments

Entry into Primm Acquisition Purchase Agreement

On October 31, 2006, the Company and MGM MIRAGE entered into a purchase agreement whereby the Company will acquire from MGM MIRAGE the Buffalo Bill’s, Primm Valley and Whiskey Pete’s hotel-casinos (collectively known as “Primm Valley Resorts”) located in Primm, Nevada, for $400 million (the “Primadonna Acquisition.”). The transaction is subject to customary closing conditions and the parties anticipate the transaction to close in the second quarter of 2007.

Closing of the Sands Regent Acquisition

On January 3, 2007, we consummated the Sands Regent Acquisition, paying approximately $119 million in cash for the outstanding securities of The Sands Regent.  The Sands Regent operates casinos and tourist-based facilities, including Rail City Casino in Sparks, Nevada, which has approximately 16,600 square feet of gaming space housing 622 slots and 7 table games; the Sands Regency Casino Hotel in downtown Reno, Nevada, which contains 539 slot machines, 20 table games and an 833-room hotel; the Gold Ranch Casino and RV Resort in Verdi, Nevada, which contains 245 slot machines, a California lottery station located on the Nevada/California border, a 105-space RV park and an ARCO gas station and convenience store; and Depot Casino and Red Hawk Sports Bar in Dayton, Nevada, which together contain an aggregate of approximately 255 slot machines.  We used proceeds from our credit agreement described below to fund the Sands Regent Acquisition.

Amended and Restated Credit Agreement

On January 3, 2007, we entered into a second amended and restated credit agreement (the “credit agreement”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and L/C Issuer, Lehman Commercial Paper, Inc. and Wachovia Bank, National Association, as Syndication Agents, U.S. Bank, National Association, as Documentation Agent and Lehman Brothers Inc. and Wachovia Capital Markets, LLC, as Joint Lead Arrangers and Joint Book Runners. The credit agreement was an amendment and restatement of our previous amended and restated credit agreement dated as of October 8, 2004.

We borrowed $375 million in term loans under the credit agreement on January 3, 2007 to finance the Sands Regent Acquisition.  Subject to certain conditions set forth in the credit agreement, proceeds from delay draw term loans will be available to finance the Primadonna Acquisition if and when it closes.

Passage of Anti-Smoking Initiative

On November 7, 2006, voters in Nevada passed Question 5, an initiative that prohibits smoking in indoor places of employment, including, but not limited to, bars and taverns that serve food, grocery stores, malls and other retail establishments, and that gives future control over smoking regulation to individual counties or municipalities.  The Company had supported a competing initiative which banned smoking in restaurants and other locations frequented by minors and vested all future smoking regulation with the Nevada State Legislature.  Since its adoption, Question 5 has led to significant decreased patron play at our route locations.

Narrative Description of Business

Our business focuses on attracting and fostering repeat business from local gaming patrons in both our route and casino operations.  Local patrons are typically sophisticated gaming customers who seek convenient locations, high payouts and a pleasant atmosphere.

Route Operations

Our route operations involve the exclusive installation and operation of slot machines in chain store and street account locations.  At December 31, 2006, we operated approximately 7,200 slot machines throughout the state of Nevada.  We define chain stores as grocery stores, drug stores, merchandise stores and convenience stores, each with more than five locations.  Our chain store contracts are primarily with large, national retailers such as Albertsons, Vons, Safeway, SavOn, Smith’s, Kmart and Rite Aid, as well as Terrible Herbst gas stations and convenience stores.  Street accounts include local bars, restaurants and non-chain convenience stores.  Nevada law limits slot route operations to certain types of non-casino locations including bars, taverns, convenience stores, grocery stores and drug stores.  Most locations are limited to offering no more than 15 slot machines.

We generally enter into two types of route contracts: space lease arrangements and revenue-sharing arrangements.  Under space lease arrangements, which we principally enter into with chain stores, we pay a fixed monthly fee for each location in which we place slot machines.  Under revenue-sharing arrangements, which we typically enter into with street accounts, we pay the location owner a percentage of the revenues generated by our slot machines located at that particular street account.  In order to enter into a revenue-sharing arrangement, the location owner must hold a gaming license.  Both space lease and revenue-sharing arrangements typically involve long-term contracts that provide us with the exclusive right to install our slot machines at particular locations.  In the case of chain stores, our contracts give us the exclusive right to install slot machines at stores opened in the future.

Casino Operations

Our casino operations consist of eleven casinos in northern and southern Nevada, six of which we acquired as of January 3, 2007 pursuant to the Sands Regent Acquisition, and three casinos in Missouri and Iowa.  All of our casino properties focus on local customers, with an emphasis on slot play.  The following table summarizes our casino assets as of December 31, 2006 after giving effect to the Sands Regent Acquisition:

		Number of
Property	Location	Slot Machines	Table Games	Hotel Rooms	Additional

Herbst Gaming Casino Properties (as of December 31, 2006)
Terrible’s Hotel & Casino	Las Vegas, NV	1,013	9	255	Race and sports book; 196 seat bingo facility

Terrible’s Town Casino	Pahrump, NV	396	6	—	Race and sports book; 120 seat bingo facility
Terrible’s Lakeside Casino & RV Park	Pahrump, NV	375	3	159 RV spaces	Race and sports book; 192-seat bingo facility; 7 acre lake
Terrible’s Casino & Bowl	Henderson, NV	157	—	—	16-lane bowling alley
Terrible’s Searchlight Casino	Searchlight, NV	75	—	—	—
Terrible’s Lakeside Casino Resort	Osceola, IA	1,095	19	60 47 RV spaces	10,000 sq. ft. conference space; convenience store and gas station; 121 acres (88 acres un-developed; 15 acre lake)
Terrible’s Mark Twain Casino	LaGrange, MO	591	14	—	—
Terrible’s St. Jo Frontier Casino	St. Joseph, MO	579	11	—	2,400 sq. ft. conference space; 40 acres (32 acres undeveloped)
Sands Regent Casino Properties (acquired as of January 3, 2007)(1)
Rail City	Sparks, NV	622	7	—	Sports book
Sands Regency	Reno, NV	539	20	833	Sports book; 12,000 conference space
Gold Ranch	Verdi, NV	245	—	105 RV spaces	Sports book; California lottery station
Dayton Depot Casino and Red Hawk Sports Bar	Dayton, NV	255	—	—	Sports book
Total		5,942	89

(1)          Expected to be operated under the Terrible’s name.

Terrible’s Hotel & Casino

Terrible’s Hotel & Casino in Las Vegas, Nevada (“Terrible’s”), opened on December 6, 2000.  Terrible’s offers a buffet and a 24-hour café.  There are currently 255 rooms with standard amenities as well as a pool and spa.  Terrible’s is conveniently located approximately one mile east of the Las Vegas Strip, which we believe appeals to locals who wish to avoid the congestion of the Strip.  Terrible’s favorable location has made it popular with Strip casino employees.  Although we are not a tourist destination, we receive a certain amount of tourist traffic through our casino due to our location near the airport, the Strip and the Las Vegas Convention Center.

Terrible’s Lakeside Casino Resort

Lakeside Iowa, a riverboat casino located on West Lake in Osceola, Iowa, is a facility that opened in January 2000.  Lakeside Iowa offers a 60 room, all-suite hotel, modular conference and meeting facilities that can seat up to 900 people and that are used for meetings, banquets and concerts, a fitness center, an outdoor pool and a gift shop.  In addition, Lakeside Iowa offers a newly renovated 280-seat restaurant/buffet and lounge located in the main lobby, two bars located in the casino, a convenience store and gas station that are located adjacent to the casino and 47 RV spaces with utility hookups.  Lakeside Iowa owns 121 acres of land, 88 acres of which are undeveloped.

Terrible’s Mark Twain Casino

Mark Twain, located in a man-made basin adjacent to the Mississippi River in LaGrange, Missouri, is facility that opened in July 2001.  Mark Twain offers a 165-seat restaurant, an 80-seat bar and an additional bar in the casino.  The casino has a locally popular theme based on Mark Twain, who grew up in and wrote about nearby Hannibal, Missouri.

Terrible’s St. Jo Frontier Casino

St. Jo, located in a man-made basin adjacent to the Missouri River in St. Joseph, Missouri, is a facility that opened in May 1998 as a successor to a casino that opened in June 1994.  St. Jo offers a recently remodeled bar and buffet.  Additionally, St. Jo offers over 2,400 total square feet of modular conference and meeting space.  The casino and its amenities have a locally popular Pony Express western theme that plays off St. Joseph’s heritage as the founding location and headquarters of the Pony Express.  St. Jo owns 40 acres of land, 32 acres of which are undeveloped.

Rail City Casino

Rail City has approximately 16,600 square feet of gaming space housing 622 slots, 7 table games, including keno, a sports book operated by an independent party, a 24-hour family-style restaurant and a bar. Rail City’s customer base comes primarily from northern Nevada and a majority of its customers reside in close proximity to the casino. The casino is currently undergoing an expansion that will add over 200 new slot machines as well as a new bar and restaurant.  The renovation began in the fourth quarter of 2006 and is expected to be completed early in the second quarter of 2007.

Sands Regency Casino Hotel

The Sands has approximately 29,000 square feet of gaming space and a full selection of gaming alternatives, including 539 slot machines and 20 table games, including keno, bingo, live poker and a sports book operated by an independent party. Additionally, the Sands resort complex has 833 hotel rooms, including 29 suites, a health spa, and a large outdoor swimming pool. Dining options at the Sands include Cabana Café, a coffee house/deli-style restaurant, The Buffet at the Sands, and Fuzio’s, a new Italian restaurant, that is scheduled to open in the first quarter of 2007. The property also has a Mels, the Original, diner style restaurant, and an Arby’s restaurant, both of which are operated by third-parties. The facility also includes an entertainment cabaret, three cocktail lounges, a comedy club operated by a third party and approximately 12,000 square feet of convention and meeting space. Third-parties lease space from the Sands and operate a wedding chapel, a bicycle and ski rental shop, and a beauty shop. The Sands facility contains multiple parking areas, including a parking garage, with total combined capacity for approximately 1,100 vehicles. A substantial portion of the Sands business, particularly our hotel customer base, is arranged through travel groups, both air and motor coach wholesalers, which offer economy rates, and are primarily from Western Canada, the Pacific Northwest and Northern California.

Gold Ranch Casino and RV Resort

As of January 3, 2007, we own the business assets and lease the real property on which the Gold Ranch is located. The real property lease has a twenty-year term with four five-year extension options ending in 2042. We possess the option to purchase the real property on which the Gold Ranch is located. Gold Ranch offers approximately 245 slot machines in an 8,370 square foot casino, a sports book operated by a third party, a family-style restaurant, a Jack-in-the-Box restaurant leased to and operated by a third-party, a bar, a 105-space RV park, a California lottery station, an ARCO gas station, and a convenience store. Gold Ranch’s guests include both tourists and local residents with local residents generating over half of the property’s casino patronage. Gold Ranch attempts to attract local residents through mid-week promotions geared toward enhancing local play mainly through lottery, casino, and restaurant programs. Tourist programs emphasize the RV Park, casino and restaurant cross-promotions. Gold Ranch attempts to attract as much traffic as possible off Interstate 80, the major Nevada/California thoroughfare.

Dayton Depot Casino and Red Hawk Sports Bar

As of January 3, 2007, we own Depot Casino and Red Hawk, each of which is located  in Dayton, Nevada.  This ownership includes, with respect to the Depot Casino, the two buildings that house the Depot Casino and the 4.5 acres of real property on which the Depot Casino is located, and, with respect to Red Hawk, the building which houses the Red Hawk and the 0.5 acres of real property on which the Red Hawk is located. Depot Casino has 16,000 square feet of casino space, a family-style restaurant, two bars, 237 slot machines and a sports book operated by a third party. Red Hawk, located across Highway 50 from Depot Casino, houses 30 slot machines.

Financial Information

The primary source of our revenue and income is from our route and casino operations, although we view the restaurants, bars and services on our premises to be important adjuncts to our casino operations.  The following table sets forth the contribution to total net revenues on a dollar and percentage basis of our major activities for the years ended December 31, 2004, 2005 and 2006.

	Years Ended December 31,
	2004		2005(1)		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenues:
Route operations(2)	$293,244	78.0%	$338,599	63.2%	$347,041	61.7%
Casino operations(2)
Nevada	91,254	24.3	95,400	17.8	95,614	17.0
Other states	—	—	117,475	21.9	140,909	25.1
Other	3,628	1.0	6,024	1.1	11,202	2.0
Total revenues(3)	388,126	103.3	557,498	104.0	594,766	105.8
Less promotional allowances(2)	(12,514)	(3.3)	(21,657)	(4.0)	(32,703)	(5.8)
Total net revenues	$375,612	100.0%	$535,841	100.0%	$562,063	100.0%

(1)          Calendar year 2005 reflects a partial year of operations of the casinos purchased pursuant to the acquisition of our casinos located outside of Nevada from Grace Entertainment, Inc. (the “Grace Acquisition”) in February 2005.  As a result, the results of operations for calendar year 2005 may not be comparable to the results of operations in 2004 or 2006.

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

Marketing

Nevada Market

Since we believe that a vast majority of our patrons at our casinos in southern Nevada are locals, our marketing efforts are primarily focused on the local population of Clark County, Nevada. These marketing efforts seek to capitalize on the strong recognition and high level of quality and value associated with the Terrible Herbst trade name and its cowboy logo, which are used in over 80 gasoline stations and convenience stores in southern Nevada and 9 gasoline stations and convenience stores in California and Arizona.  The Terrible Herbst brand is prominently displayed in our route and casino operations.  We license the Terrible Herbst trade name from Terrible Herbst, Inc., a related party, through 2011.  Subject to mutual consent, we may extend the term of the agreement for two successive 5-year periods.

In addition, we have implemented a unique players club that rewards customers with points for playing at our route and casino locations, as well as for purchases made at Terrible Herbst gas stations and convenience stores in the Las Vegas area.  Points may be redeemed for cash as well as free or discounted rooms, food or other goods or services provided at any such location.

The customer base of the casinos we acquired pursuant to the Sands Regent Acquisition ranges from locals living in northern Nevada, in the case of Rail City, to customers from Western Canada, the Pacific Northwest and Northern California, in the case of the Sands. The marketing efforts for the Sands Regent Casinos prior to our acquisition were primarily focused on attracting locals and value-minded out-of-market visitors through aggressive promotions and customer loyalty programs.  We expect to continue this focus through the adoption of a players club points program that is similar to those that have proven successful at our other casinos.

Midwest Market

Each of Lakeside Iowa, Mark Twain and St. Jo have a highly recognizable brand name within its respective community.  In addition, each of Lakeside Iowa, Mark Twain and St. Jo operates a slot club that rewards customers with points for every coin-in.  Points are redeemable for vouchers that may be used for food, valet or retail items.  Each of the three casinos also hosts blackjack and slot tournaments as well as other special events on the casino premises that seek to recognize and cultivate regular casino patrons.

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

Competition

Nevada Market

Our slot route operations are subject to substantial direct competition for our revenue-sharing and fixed space lease locations from one large route operator and numerous small operators, located principally in Las Vegas, Nevada.  The principal method of competition for slot route operators includes the economic terms of the revenue-sharing or space lease arrangement, the services provided and the reputation of the route operator.  Price competition for revenue-sharing or space lease arrangements is intense and we believe that price competition among slot route operators will continue.  We are one of the largest route operators with approximately 7,200 slot machines situated in locations outside of our casinos as of December 31, 2006.

With respect to our casino operations in Las Vegas, Terrible’s Hotel & Casino competes for local gaming customers with other locals-oriented casino-hotels in Las Vegas.  We do not believe that we are in direct competition with many of the resort-casino properties on the Las Vegas Strip, which focus primarily on attracting tourist players.  Instead, we believe that our principal competitors in our casino operations are the two other local casinos located within a one mile radius.  We compete with these properties on the basis of the desirability of location, payout rates, personalized approach, casino promotions, comfort and value of restaurants and hotel rooms and the variety and value of entertainment.  The construction of new casinos or the expansion of existing casinos near our casinos could have a negative impact on our casino operations.

Our casino operations in Pahrump, Henderson, and Searchlight, Nevada face competition from other casinos located in the vicinity of these properties.

Competition among casinos in the markets in which the Sands Regent Casinos are located, particularly the Reno/Sparks market, is intense. The expansion and maturation of Native American gaming in Northern California, the Pacific Northwest, and British Columbia has had an adverse impact on total gaming revenues of the greater Reno area. Over the last few years, existing Native American casinos in Northern California have undergone significant expansions and now offer most of the amenities that casinos in Reno offer, including big name entertainment and hotel rooms. In addition, Thunder Valley, on the Interstate-80 corridor in California has grown to be one of the country’s busiest and most profitable casinos. More Native American casinos and expansions to existing casinos are planned in northern California and many are partnering with existing gaming companies that have financial resources to promote their facilities.  Many of our direct competitors in the Reno market have greater financial and other resources than we do.

Midwest Market

Each of Lakeside Iowa, Mark Twain and St. Jo competes for local gaming customers with other casinos in their respective markets.

Lakeside Iowa is located along Interstate 35, approximately 40 miles southwest of Des Moines, Iowa.  The primary competitors of Lakeside Iowa are Prairie Meadows racino and the Meskwaki Bingo Casino Hotel.  The Prairie Meadows racino is located approximately 60 miles from Lakeside Iowa east of Des Moines.  The Meskwaki Bingo Casino Hotel is located in Tama, Iowa and is approximately 110 miles from Lakeside Iowa.  Riverside Casino and Golf Resort, a new casino that opened in 2006 in Riverside, Iowa, is approximately 175 miles from Osceola.

Mark Twain is the only casino in northeast Missouri and is approximately 15 miles from Quincy, Illinois and approximately 25 miles from Hannibal, Missouri. The closest casino to Mark Twain is the Catfish Bend Casino, which spends the summer docked in Fort Madison, Iowa and spends the winter docked in Burlington, Iowa, which are approximately 55 miles and 75 miles, respectively, from LaGrange.

St. Jo is approximately 50 miles north of Kansas City, Missouri. St. Jo primarily targets residents of St. Joseph, Missouri and is the only casino in St. Joseph.  However, St. Jo competes indirectly with four riverboats in Kansas City, Missouri, which is approximately 50 miles to the south of St. Joseph, and to a lesser extent with several Native American casinos, none of which is closer than 45 miles from St. Joseph.

Certain states have recently legalized, and other states are considering legalizing, casino gaming in certain areas.  In addition, states such as Illinois, Missouri, Iowa and Kansas have recently considered awarding additional gaming licenses or expanding permitted gaming.

Seasonality

We do not believe that our business as a whole is seasonal to any significant degree.  However, our casinos in the Midwest and in northern Nevada do experience some business interruption during the winter months.

Environmental Laws

Compliance with federal, state and local laws enacted for the protection of the environment to date had no material effect upon our capital expenditures, earnings or competitive position and we do not anticipate any material adverse effects in the future based on the nature of our operations.

Employees

As of December 31, 2006, we employed approximately 3,300 employees.  None of our current employees is or will be covered by a collective bargaining agreement.  We believe that our relationship with our employees is good.

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

Under the Missouri Gaming Law, the ownership and operation of riverboat gaming facilities in Missouri are subject to extensive state and local regulation.  Herbst Gaming, HGI—St. Jo, Inc., the subsidiary of Herbst Gaming that owns St. Jo and the current licensee and HGI—Mark Twain, Inc., the subsidiary of Herbst Gaming that owns Mark Twain and the current licensee, any subsidiaries, and some of their officers and employees are and will be subject to specific regulations, including ongoing licensing requirements.  As part of the application and licensing process for a gaming license, the applicant must submit detailed financial, operating and other reports to the Missouri Gaming Commission.  Each applicant has an ongoing duty to update the information provided to the Missouri Gaming Commission in the application, usually within seven days of a material change in the information on file with the Missouri Gaming Commission.  Each of St. Jo and Mark Twain have frequently updated its application materials since it was initially licensed.  In addition to the information required of the applicant, directors, officers, affiliated business entities and other defined “key persons” (which include individuals and companies designated by the Missouri Gaming Commission) must submit Personal Disclosure Forms, which include detailed financial information, and are subject to thorough investigations.  In addition, some officers and directors of Herbst Gaming, as well as Herbst Gaming itself, have submitted Personal Disclosure Forms and applications to the Missouri Gaming Commission.  All gaming employees must obtain an occupational license issued by the Missouri Gaming Commission.  Suppliers are also subject to licensing requirements of the Missouri Gaming Commission.

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

All Iowa excursion gambling boat licenses were approved for renewal at a March 1, 2007 meeting of the Iowa Gaming Commission.  These licenses are not transferable and will need to be renewed annually and prior to the commencement of each subsequent annual renewal period.

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

Gaming taxes approximating 22% of the adjusted gross receipts above $3,000,000 will be payable by each licensee on its operations to the State of Iowa.  In addition, there was a prepaid assessment due on June 1, 2005 and another prepaid assessment paid on June 1, 2006, in an aggregate amount equal to 2.152% of each licensee’s estimated adjusted gross receipts for fiscal year 2004.  These assessments will be offset by future state gaming taxes paid by each licensee with a credit for 20% of the assessments paid allowed each year beginning July 1, 2010 for five consecutive years.  The state of Iowa is also reimbursed by the licensees for all costs associated with monitoring and enforcement by the Iowa Gaming Commission and the Iowa Department of Criminal Investigation.

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

Risks Related to Our Company

Our operations have been adversely affected by the adoption of certain anti-smoking regulations.

On November 7, 2006, voters in Nevada passed Question 5, an initiative that prohibits smoking in indoor places of employment including, but not limited to, bars and taverns that serve food, grocery stores, malls and other retail establishments, and that gives future control over smoking regulation to individual counties or municipalities.  The Company had supported a competing initiative which banned smoking in restaurants and other locations frequented by minors and vested all future smoking regulation with the Nevada State Legislature. Since its adoption, Question 5 has led to significant decreased patron play at our route locations.  If we are not able to offset such decreased patron play, or such patron play continues to decrease, there may be a material adverse effect on our business, financial condition and results of operations.

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

We pay substantial taxes and fees in connection with our operations as a gaming company.  From time to time, federal, state and local legislators and other government officials have proposed and adopted changes in tax laws, or in the administration of those laws affecting the gaming industry.  It is not possible to determine the likelihood of changes in tax laws or in the administration of those laws.  If adopted, changes to applicable tax laws could have a material adverse effect on our business, financial condition and results of operations.  For example, during the 2003 Nevada state legislative session, there was an increase in the payroll taxes to 0.7% of payroll, an increase of the gross casino gaming taxes from 6.25% to 6.75% and a 33% increase in fees imposed on the operation of slot machines located in a restricted location (15 machines or less).  In addition, in April 2004, the Iowa state legislature approved an increase on the maximum tax rate on gaming revenues of riverboat casinos from 20% to 22%.

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

For a more complete summary of regulations that affect our business, see “Item 1.  Business—Regulation and Licensing.”

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

Edward, Timothy and Troy Herbst own all of the outstanding stock of Herbst Gaming.  This concentration of ownership gives them the power to control the outcome of all matters requiring stockholder approval, including the election of all directors, and will give them the power to hinder or delay a change of control of the Company.  In addition, Edward, Timothy and Troy Herbst are all officers and directors of Terrible Herbst, Inc., a company owned by parties related to us.  We currently engage in transactions with Terrible Herbst, Inc. and plan to continue to do so in the future.  These related-party transactions could lead to potential conflicts of interest.  See “Item 13.  Certain Relationships and Related Transactions.”

The gaming operations and casinos owned by the Company may be adversely impacted if the economy of certain markets declines, which could lead to an adverse impact on the operations of the Company.

Our properties in southern Nevada depend on our customers living principally in southern Nevada, an area that has recently experienced significant population growth.  However, we cannot be certain that this growth will continue.  In addition, these properties are to a large part dependent on the economy of southern Nevada.  An economic downturn in southern Nevada could have a material adverse effect on our operating results, and we cannot assure you that the economy in southern Nevada will continue to grow.

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

Our properties use significant amounts of electricity, natural gas and other forms of energy.  While no shortages of energy have been experienced, the substantial increases in the cost of electricity, natural gas and gasoline in the United States in general, and in southern and northern Nevada, south central Iowa and northeast and northwest Missouri in particular, may negatively affect our operating results.  In addition, further energy price increases in such areas could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at our route and casino operations, which could negatively impact revenues.  Gaming industry revenues are sensitive to general economic conditions and are influenced by consumer confidence in the economy and other factors.  An extended period of reduced discretionary spending could significantly harm our operations and we may not be able to lower our costs rapidly enough, or at all, to offset a decrease in revenues.

The business of The Sands Regent may be adversely impacted by expanded Native American gaming operations in California and the Pacific Northwest, which could lead to an adverse impact on the operations of the Company.

The largest sources of tourist customers for casinos owned by The Sands Regent are California and the Pacific Northwest, including a large number who drive to Reno from the San Francisco and Sacramento metropolitan areas.  The expansion of Native American casinos in California, Oregon and Washington continues to have an impact on casino revenues in Nevada in general, and some analysts have predicted the impact will be significant on the Reno-Tahoe market.

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

We own and operate riverboat and dockside casino facilities, which are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, mechanical failure, extended or extraordinary maintenance, flood or other severe weather.  Reduced patronage and the loss of a dockside or riverboat casino from service for any period of time could adversely affect our results of operations.

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

The failure to achieve the anticipated benefits of the past or future acquisition could adversely impact our business.

The Sands Regent Acquisition constitutes a material acquisition on the part of the Company.  We will incur significant capitalized costs and commit significant management time in integrating operations, information, communications and other systems, among other items, which will involve fees and expenses of professionals and consultants involved in completing the acquisition process, integrating technology and other transaction costs associated with the purchase, including financial advisor, attorney, accountant and other fees.  However, despite the incurrence of such costs or the commission of such resources, difficulties may arise due to factors such as integrating personnel with disparate corporate cultures, reconciling different information, communications and other systems and managing customer relationships.  The failure to achieve the anticipated benefits of the Sands Regent Acquisition could harm our business and results of operations.

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

We have a significant amount of indebtedness.  The following chart shows certain important statistics with respect to such indebtedness.

As of and for the Year ended December 31, 2006
(in thousands, except ratio)
Long-term debt, including current portion	$522,618
Stockholders’ equity	18,771
Ratio of earnings to fixed charges(1)	2.0x

(1)          For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before fixed charges and loss on early retirement of debt (other than capitalized interest).  Fixed charges consist of interest expensed and capitalized and the interest component of rent expense.

In addition, on January 3, 2007, we entered into a second amended and restated credit agreement with Bank of America, as Administrative Agent, which provides for borrowings in an aggregate principal amount of $875 million consisting of (1) a revolving credit facility in an aggregate principal amount of up to $175 million, (2) initial term B loans in an aggregate principal amount of $375 million (the “initial term B loans”) and (3) delay draw term B loans in an aggregate principal amount of $325 million (the “delay draw term B loans”, and together with the initial term B loans, the “term B loans”). We have the option to request further increases to such facilities under certain circumstances as set forth in the credit agreement.

The initial term B loans were funded on January 3, 2007 to repay the previous facility balance and to finance the Sands Regent Acquisition. Proceeds from the delay draw term B loans on will be available to finance the Primadonna Acquisition if and when it closes.

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

Furthermore, all of our indebtedness under our credit facility will bear interest at variable rates.  If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial indebtedness would intensify.

If interest rates rise, the amount of interest paid by us under our credit facility will increase.

The interest on revolving borrowings and on the term loan under our credit facility in effect as of December 31, 2006 is based on a floating rate (a base rate or LIBOR, at our option), plus a leverage grid-based variable amount.  At December 31, 2006, the principal amount of the borrowings under such credit facility was approximately $193 million.  We cannot predict the interest rate environment or guarantee that interest rates will not rise in the near future.  A hypothetical 1.0% increase in LIBOR would result in an approximately $1.9 million annual increase in interest expense.  Should interest rates rise significantly, our ability to satisfy our obligations under the instruments governing our outstanding indebtedness will be adversely affected.

Despite our significant indebtedness, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks described above.

We will have the right to incur substantial additional indebtedness in the future.  The terms of our credit facility and the indentures governing our indebtedness restrict our ability to incur additional indebtedness, but do not prohibit us from doing so.  Subject to satisfying the conditions for borrowing under our credit facility, we could borrow up to the committed amount in full.  If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

Our credit facility and the indentures governing our 8 1/8% senior subordinated notes due 2012 and our 7% senior subordinated notes due 2014 impose operational and financial restrictions on us and our subsidiaries.  The restrictions imposed under these debt instruments include, among other obligations, limitation on our and our subsidiaries’ ability to:

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

•                  make capital expenditures; and

•                  designate restricted and unrestricted subsidiaries.

Our credit facility imposes various customary affirmative covenants on us and our subsidiaries, including among others, reporting covenants, covenants to maintain insurance, comply with laws, maintain properties and other covenants customary in senior credit financings of this type.  In addition, our credit facility will require us to comply with various restrictive financial covenants, including interest coverage and debt to operating cash flow ratios, and capital spending limits.

Our ability to comply with these provisions may be affected by general economic conditions, industry conditions, and other events beyond our control.  As a result, we cannot assure you that we will be able to comply with these covenants.  Our failure to comply with the covenants contained in the instruments governing our indebtedness, including our credit facility and the indentures governing our outstanding senior subordinated notes, including failure as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our operation results and our financial condition.

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

Terrible’s Searchlight Casino.

We lease the space in which Terrible’s Searchlight Casino is located in Searchlight, Nevada.  The space is leased from Terrible Herbst, Inc. and the lease ends on June 30, 2022, with options to renew the lease for five additional successive terms of ten years each.

Terrible’s Hotel & Casino.

We own the ten-acre site in Las Vegas on which Terrible’s Hotel & Casino is located, consisting of a 45,000 square foot casino with 255 guest rooms.

Terrible’s Town Casino.

Terrible’s Town Casino in Pahrump, Nevada, which is approximately 60 miles from Las Vegas, comprises an approximately 30,000 square foot building on approximately three acres.  We lease the land from the Herbst Family Limited Partnership I, a Nevada limited partnership and a related party.  The lease expired on June 30, 2006 and was extended for five additional years.  The new expiration is June 30, 2011.  We also have an option to further extend the lease for three additional successive terms of five years, meaning we can extend the lease through 2026.

Terrible’s Lakeside Casino & RV Park.

We own the land in Pahrump, Nevada on which Terrible’s Lakeside Casino & RV Park, an approximately 8,000 square foot casino on 30 acres, is located.

Terrible’s Town Casino & Bowl.

We lease the land and building on which our Terrible’s Town Casino & Bowl is located in Henderson, Nevada from an unrelated third party.  The lease ends on February 9, 2014, with options to renew the lease for five additional successive terms of ten years each.  We own a 0.8-acre lot adjacent to Terrible’s Town Casino & Bowl that we are holding for possible future development.

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

Item 3.    Legal Proceedings.

On February 17, 2006, the Clark County Circuit Court entered judgment of a jury verdict delivered against ETT for $4.2 million in compensatory damages and $10.1 million in punitive damages.  The jury verdict was lowered in a post trial ruling from $10.1 million to $4.2 to match compensatory damages.  The verdict was delivered in connection with an action brought by the family of an individual that alleged that ETT had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from ETT and, while drunk, hit and killed the individual.  The Company believes the award of compensatory and punitive damages against ETT, the liability of ETT, and the amount thereof, are not supportable in either law or in fact and plans to vigorously pursue all appropriate post-trial and other remedies, including exercising its right to appeal.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market Information

There is no established public trading market for any class of our common equity.  No class of our capital stock has been registered under the Securities Act of 1933, as amended, or under Section 12 of the Exchange Act.  All 300 shares of our outstanding common stock are beneficially owned by Edward, Timothy and Troy Herbst.

(b)           Holders

Edward, Timothy and Troy Herbst beneficially own all of the outstanding shares of our common stock.

(c)           Dividends

Dividends of $12.1 million and $31.3 million were paid in respect of our outstanding common stock in fiscal 2005 and 2006, respectively.

Our credit agreement and the indentures governing our 8 1/8% senior subordinated notes due 2012 and our 7% senior subordinated notes due 2014 restrict our ability to declare or make distributions on our capital shares.  To date, the only distributions that we have made on our common stock are distributions permitted by the instruments governing our outstanding indebtedness.  Subject to contractual restrictions contained in our credit facility and these indentures, any future determinations as to the payment of dividends will be at the discretion of our board of directors, and will depend on our financial condition, results of operations, capital requirements, and such other factors as the board of directors deems relevant.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Item 8.  Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”

Item 6.    Selected Financial Data.

We derived the selected consolidated financial data as of and for each of the five years ended December 31, 2006 from our audited consolidated financial statements, as of and for each of the three years ended December 31, 2006, which are included elsewhere in this report.  In February 2003, we acquired the slot route assets of Anchor Coin.  As a result, the periods beginning on or after January 1, 2003 may not be comparable to prior years.  Similarly, in February 2005, we consummated the Grace Acquisition, and as a result the period beginning on January 1, 2005 may not be comparable to prior years.  The following table summarizes certain selected consolidated financial data, which you should read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this report and under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986.  Under those provisions, the owners of our company pay income taxes on our taxable income.  Accordingly, a provision for income taxes is not included in our financial data.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Income statement data:
Revenues
Route operations	$183,877	$241,833	$293,244	$338,599	347,041
Casino operations
Nevada	72,498	78,342	91,254	95,400	95,614
Other states	—	—	—	117,475	140,909
Other	3,078	3,049	3,628	6,024	11,202
Total revenues	259,453	323,224	388,126	557,498	594,766
Promotional allowances—route	(305)	(371)	(376)	(223)	(86)
Promotional allowances—casino	(9,497)	(10,878)	(12,138)	(21,434)	(32,617)
Net revenues	249,651	311,975	375,612	535,841	562,063
Costs of revenues:
Route operations	150,781	192,757	227,929	258,114	270,149
Casino operations
Nevada	48,635	51,142	56,331	59,125	60,539
Other states	—	—	—	79,239	87,852
Depreciation and amortization	14,562	22,789	25,407	33,941	38,124
General and administrative	10,812	12,514	14,366	15,217	18,448
Other					6,491
Loss on retirement of assets	—	—	—	3,360	—
Loss on lease termination	—	—	600	—	—
Total costs and expenses	224,790	279,202	324,633	448,996	481,603
Income from operations	24,861	32,773	50,979	86,845	80,460
Interest income	336	228	353	740	734
Interest expense	(19,964)	(24,525)	(22,109)	(36,532)	(39,134)
Loss on early retirement of debt(1)	—	(267)	(37,991)	(221)	—
Net income (loss)	$5,233	$8,209	$(8,768)	$50,832	$42,060

Year Ended December 31,
2002	2003	2004	2005	2006
(in thousands, except ratios)
Other data:
Route EBITDA(2)(3)	$32,791	$48,705	$64,939	$80,262	$76,808
Casino EBITDA(2)(4)
Nevada(4)	$14,366	$16,322	$22,785	$23,747	$21,528
Other states(4)	—	—	—	$29,330	$33,986
Net cash provided by operating activities	$19,323	$34,997	$50,010	$92,204	$81,493
Net cash used in investing activities	$(8,700)	$(74,724)	$(17,009)	$(309,172)	$(79,758)
Net cash provided by (used in) financing activities	$(338)	$38,722	$51,141	$152,645	$(9,944)
Capital expenditures	8,442	15,117	15,229	43,893	66,622
Ratio of earnings to fixed charges(5)	1.3	x	1.3	x	2.3	x	2.4	x	2.0	x

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$55,035	$54,030	$138,172	$73,849	$65,640
Total assets	$183,713	$237,068	$318,431	$534,930	$568,450
Total debt(6)	$167,941	$215,269	$333,412	$500,593	$522,618
Stockholders’ equity (deficiency)	$(1,235)	$1,554	$(30,764)	$7,981	$18,771

(1)         Consists of (a) a premium of $267,000 paid in conjunction with the repurchase of $2.0 million of our senior secured notes in 2003, (b) a loss on early retirement of debt in June 2004 which consisted of $31.3 million in a debt prepayment penalty and $6.7 million in unamortized loan fees and (c) a premium of $221,000 paid to call the balance of our 10 ¾% notes in September 2005.

(2)         Route and Casino segment EBITDA are non-GAAP measures but are used by management to measure segment profits and losses in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, and are calculated before allocation of overhead.  See “Note 12.  Business Segments” to the accompanying consolidated financial statements.

(3)         Route segment EBITDA consists of net income plus depreciation and amortization and interest expense, net of capitalized interest, and is calculated before allocation of overhead.

(4)         Casino segment EBITDA consists of net income plus depreciation and amortization, interest expense, net of capitalized interest and costs associated with the retirement of assets.  Casino EBITDA for casinos in Nevada and other states are calculated before allocation of overhead.

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

Overview

We are a diversified gaming company that focuses on two business lines: slot route operations and casino operations.  At December 31, 2006, we owned and operated approximately 11,000 slot machines.  Our route operations involve the exclusive installation and operation of approximately 7,200 slot machines as of December 31, 2006 in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants.  Our casino operations consist of eight casinos located in Nevada, Iowa and Missouri, all operated under the “Terrible’s” brand.

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

Year 2006 Compared to Year 2005

	Year ended December 31, 2005		Year ended December 31, 2006
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$338,599	100.0%	$347,041	100.0%
Promotional allowances	(223)	0.1	(86)	0.0
Direct expenses	(258,114)	76.2	(270,149)	77.8
EBITDA	80,262	23.7	76,806	22.2
Depreciation and amortization	(20,114)	5.9	(21,431)	6.2
Income from slot route operations	$60,148	17.8%	$55,375	16.0%

Route Operations

Route operations accounted for 58% of total revenues during the year ended December 31, 2006.  This was a decrease from 61% of total revenues for the year ended December 31, 2005.  Total revenues from route operations were $347.0 million for the year ended December 31, 2006, an increase of $8.4 million, or 2.0%, from $338.6 million for the year ended December 31, 2005.  The increase in route revenue was a result of increased number of games during 2006.  At December 31, 2006, we were operating approximately 7,200 slot machines, which is 100 greater than the 7,100 we operated at December 31, 2005.

Route operating costs were $270.1 million, or 78%, of route revenues for the year ended December 31, 2006.  This compares to $258.1 million and 76% of route revenues for the same period in 2005.  The increase in route operating expenses was primarily associated with expenses that correlate with increases in revenue such as participation costs and payroll. In addition, partly due to staff additions to our systems and operations departments,  payroll and insurance costs grew during the year, which increase is unrelated to growth in revenue.

As a result of the increased expenses, Route EBITDA for the year ended December 31, 2006 was $76.8 million, a decrease of $3.5 million, or 4%, from $80.3 million for the year ended December 31, 2005.

Casino Operations

	Year ended December 31, 2005		Year ended December 31, 2006
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$212,875	100.0%	$236,523	100.0%
Promotional allowances	(21,434)	10.1	(32,617)	13.8
Direct expenses	(138,364)	65.0	(148,391)	62.7
EBITDA	53,077	24.9	55,515	23.5
Depreciation and amortization	(13,509)	6.3	(16,375)	6.9
Income from casino operations	$39,568	18.6%	$39,140	16.6%

Casino operations accounted for 40% of total revenues for the year ended December 31, 2006 and 38% of revenues for the year ended December 31, 2005.  Total revenues derived from casino operations were $236.5 million for the year ended December 31, 2006, an increase of $23.6 million, or 11%, from $212.9 million for the year ended December 31, 2005.  This increase was due to growth from the Midwest properties,  particularly at St. Jo and Lakeside Iowa, where we made extensive casino renovations.

Casino operating costs were $148.4 million, or 63%, of casino revenues for the year ended December 31, 2006, compared to $138.4 million, or 65%, of casino revenues for the year ended December 31, 2005.  The increase in expenses was due primarily to expenses that correlate with increases in revenue such as payroll and gaming taxes.

As a result of the factors mentioned above, Casino EBITDA was $55.5 million for the year ended December 31, 2006, an increase of $2.4 million, or 5%, from $53.1 million from the year ended December 31, 2005.

The following paragraphs divide the results from our casino operations geographically between casinos in Nevada and those in other states.

Casino Operations — Nevada

	Year ended December 31, 2005		Year ended December 31, 2006
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$95,400	100.0%	$95,614	100.0%
Promotional allowances	(12,528)	13.1	(13,546)	14.2
Direct expenses	(59,125)	62.0	(60,539)	63.3
EBITDA	23,747	24.9	21,529	22.5
Depreciation and amortization	(6,359)	6.7	(6,408)	6.7
Income from casino operations	$17,388	18.2%	$15,121	15.8%

Nevada casino operations accounted for 16% of total Company revenues for the year ended December 31, 2006 and 17% of total revenues for the year ended December 31, 2005.  Revenues derived from Nevada casino operations were $95.6 million for the year ended December 31, 2006 compared with $95.4 million for the year ended December 31, 2005. These results reflect the slight decrease in revenue at Terrible’s Hotel & Casino in Las Vegas as a result of the disruption to operations caused by the demolition of one-third of its hotel rooms in connection with the construction of its new parking structure and casino floor expansion, which was completed in the fourth quarter of 2006.

Nevada casino operating costs were $60.5 million, or 63%, of revenues for the year ended December 31, 2006, compared to $59.1 million, or 62%, of revenues for the year ended December 31, 2004.  This increase in costs was due to an increase in spending at Terrible’s to maintain business during the disruption from the construction described in the previous paragraph as well as increase in payroll and insurance costs..

Casino Operations — Other states

	Year ended December 31, 2005		Year ended December 31, 2006
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Other state casino revenue	$117,475	100.0%	$140,909	100.0%
Promotional allowances	(8,906)	7.6	(19,071)	13.5
Direct expenses	(79,239)	67.5	(87,852)	62.3
EBITDA	29,330	24.9	33,986	24.2
Depreciation and amortization	(7,150)	6.1	(9,967)	7.1
Income from casino operations	$22,180	18.8%	$24,019	17.1%

Casino operations in other states accounted for 24% of total company revenues for the year ended December 31, 2006, which is up from 21% in 2005.  Total revenues derived from casino operations located in states other than Nevada were $140.9 million, an increase of $ 23.4 million, or 20%, compared to $117.5 million for the year ended December 31, 2005.  Other state casino operating costs were $ 87.9 million, or 62% of revenues, for the year ended December 31, 2006 compared to $79.2 million, or 67% of revenues, for the year ended December 31, 2005.  We began floor improvements at our casinos in other states in the second quarter of 2005.  The floor renovations consisted of over 1,200 new machines, new “ticket-in, ticket-out” software at each casino, new carpet and entirely new slot bases.  The revenues during these periods were helped by significant increases in our cash promotions, player point promotions and food specials, which were incurred to offset the disruption from, and to keep player loyalty during, these extensive floor renovations.  As these renovations were completed during the last quarter of 2006, these costs should begin to normalize.

Other Revenue

Other revenue consists of revenue items such as ATM fees, pay phone charges, rental income, gas and convenience store revenue and other miscellaneous items unrelated to route and casino operations.  Other revenues were $11.2 million for the year ended December 31, 2006 compared to $6.0 million for the year ended December 31, 2005.  The growth in this revenue was primarily due to a full year of gasoline sales at Lakeside Iowa.

Promotional Allowances

Promotional allowances were $32.7 million, or 5.5% of total revenues, for the year ended December 31, 2006, an increase of $11.0 million, or 51%, from $21.7 million, or 3.9% of total revenues, for the year ended December 31, 2005.  The increase was due to the increase in promotions during the year to offset business disruption resulting from the significant renovations at the majority of our larger casino properties.

Other Costs

	Year ended December 31, 2005		Year ended December 31, 2006
	$	% of revenue	$	% of revenue
	(dollars in thousands)
General and administrative	$15,217	2.7%	$18,448	3.1%
Depreciation and amortization	$33,941	6.1%	$38,124	6.4%
Loss on retirement of debt and assets	$3,360	0.6%	$0

General and administrative expenses, or G&A, were $18.4 million for the year ended December 31, 2006, an increase of $3.2 million, or 21%, from $15.2 million for the year ended December 31, 2005.  The increase was primarily due to increase in payroll, utilities and insurance costs.  G&A expenses as a percentage of revenue were 3.1% of the revenue for the year ended December 31, 2006, compared to 2.7% of revenue during fiscal year ended December 31, 2005.

Depreciation and amortization expense was $38.1 million for the year ended December 31, 2006, an increase of $4.2 million, or 12%, from $33.9 million for the year ended December 31, 2005.  The increase was due primarily to the depreciation and amortization expenses associated with the parking structure construction and casino expansion at Terrible’s, as well as the renovations at our Midwest casino properties.

Other Non-Gaming Expense

Other non-gaming expense consists of expenses related to the operations of our gasoline and convenience stories.  In 2006, this expense was $6.5 million.  This amount is primarily related to the cost of gasoline and convenience store operations.

Income from Operations

As a result of the factors discussed above, income from operations was $80.5 million for the year ended December 31, 2006, a decrease of $6.3 million, or 7%, from $86.8 million for the year ended December 31, 2005.  As a percentage of total revenues, income from operations decreased from 15.6% during 2005 to 13.5% during the same period in 2006.

Other Expenses

Other expense was $38.4 million for the year ended December 31, 2006, an increase of $2.4 million from expenses of $36.0 million for the year ended December 31, 2005.  This increase was primarily a result of the increase in the interest rates on our debt that coincided with the increases in the prime lending rate during 2006.

Our interest costs increased from $36.5 million during the year ended December 31, 2005 to $39.1 million during the year ended December 31, 2006.  The Company’s debt grew from $500.6 million at December 31, 2005 to $522.6 million at December 31, 2006.

Net Income

Net income for the year ended December 31, 2006 was $42.1 million compared to the net income of $50.8 million recorded for year ended December 31, 2005.  The year over year decrease was primarily the result of the increased expenses discussed above.

Year 2005 Compared to Year 2004

	Year ended December 31, 2004		Year ended December 31, 2005
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$293,244	100.0%	$338,599	100.0%
Promotional allowances	(376)	.1	(223)	0.1
Direct expenses	(227,929)	77.7	(258,114)	76.2
EBITDA	64,939	22.2	80,262	23.7
Depreciation and amortization	(19,362)	6.6	(20,114)	5.9
Income from slot route operations	$45,577	15.6%	$60,148	17.8%

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

Casino Operations

	Year ended December 31, 2004		Year ended December 31, 2005
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$91,254	100.0%	$212,875	100.0%
Promotional allowances	(12,138)	13.3	(21,434)	10.1
Direct expenses	(56,331)	61.7	(138,364)	65.0
EBITDA	22,785	25.0	53,077	24.9
Depreciation and amortization	(5,727)	6.3	(13,509)	6.3
Income from casino operations	$17,058	18.7%	$39,568	18.6%

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

As a result of the factors described above, Casino EBITDA was $53.1 million for the year ended December 31, 2005, an increase of $30.3 million, or 133%, from $22.8 million from the year ended December 31, 2004.  The following paragraphs divide the results from our casino operations geographically between casinos in Nevada and those in other states.

Casino Operations — Nevada

	Year ended December 31, 2004		Year ended December 31, 2005
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$91,254	100.0%	$95,400	100.0%
Promotional allowances	(12,138)	13.3	(12,528)	13.1
Direct expenses	(56,331)	61.7	(59,125)	62.0
EBITDA	22,785	25.0	23,747	24.9
Depreciation and amortization	(5,727)	6.3	(6,359)	6.7
Income from casino operations	$17,058	18.7%	$17,388	18.2%

Nevada casino operations accounted for 17% of total Company revenues for the year ended December 31, 2005 and 23% of total revenues for the year ended December 31, 2004.  Revenues derived from Nevada casino operations were $95.4 million for the year ended December 31, 2005 compared with $91.3 million for the year ended December 31, 2004, an increase of $4.1 million or 4%.  Each of the Nevada properties other than Terrible’s contributed to this increase of revenues.  These results reflect the slight decrease in revenue at Terrible’s as a result of the disruption to operations caused by the demolition of one-third of its hotel rooms in connection with the construction of its new parking structure and casino floor expansion.  This construction should be completed by September 2006.

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

Net Income

Net income for the year ended December 31, 2005 was $50.8 million.  This is an improvement of $59.6 million from a net loss of $8.8 million recorded for year ended December 31, 2004.  The year over year increase was primarily the result of a $38.0 million loss on the early retirement of debt in 2004 and is also attributable to increased profitability of existing businesses and income provided by the casinos acquired in 2005 pursuant to the Grace Acquisition.

Liquidity and Capital Resources

Cash Flows

At December 31, 2006, we had cash and cash equivalents of approximately $65.6 million on hand and approximately $79.4 million available under our revolving credit facility.  Based upon our anticipated future operations, we believe that cash on hand, available cash flow and borrowings under our revolving credit facility will be adequate to meet our anticipated working capital requirements, capital expenditures, and scheduled payments of interest on our outstanding indebtedness for at least the next 12 months.  We cannot assure you, however, that these sources will be sufficient for that purpose or that additional financing, if required, will be available or, if available, will be on terms favorable to us.

On January 3, 2007, we entered into the credit agreement, which was an amendment and restatement of our previous amended and restated credit agreement dated as of October 8, 2004.  We borrowed $375.0 million in term loans under the credit agreement on the date of the agreement to finance the Sands Regent Acquisition.  Subject to certain conditions set forth in the credit agreement, proceeds from delay draw term loans will be available to finance the Primadonna Acquisition if and when it closes.

Operating Activities

During the year ended December 31, 2006, operating activities provided $ 81.5 million in cash flows on net income of $42.1 million.

Investing Activities and Capital Expenditures

For the year ended December 31, 2006, we had net cash used for investing activities of $79.8 million of which $66.6 million related to the net cash used to purchase of new property and equipment including gaming devices.

For the year ended December 31, 2006, we made expenditures of $26.6 million in order to complete the construction of a new parking structure, casino expansion and general property renovations at Terrible’s Hotel & Casino in Las Vegas. In addition, we made expenditures in 2006 totaling $18.0 million in connection with renovations at the casinos acquired pursuant to the Grace Acquisition that consisted of adding new and updating existing slot machines and remodeling each property’s casino floor.

On January 3, 2007, we consummated the Sands Regent Acquisition, paying approximately $119.0 million in cash for the outstanding securities of The Sands Regent.

On October 31, 2006, we announced that we had entered into a purchase agreement to acquire from MGM MIRAGE the Buffalo Bill’s, Primm Valley and Whiskey Pete’s hotel-casinos for $400 million. We anticipate the transaction will close in the second quarter of 2007.

Capital projects for 2007 are anticipated to be approximately $34.0 million plus general maintenance and capital expenditures costs of approximately $12 million. This includes the expansion at Rail City in Sparks, Nevada as well as a conversion to the IGT Advantage slot system at Terrible’s, Terrible’s Town Pahrump, Terrible’s Lakeside in Pahrump and the Primm Valley Resorts should the Primm Acquisition close.

Financing Activities

Cash flows used by financing activities were $9.9 million during the year ended December 31, 2006.  Also in 2006, we made distributions to our stockholders of $31.3 million.  The distribution included $25.2 million for S-corporation taxes and $6.1 million for recurring annual distributions.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Contractual Obligations:
Long-term debt	$522,618	$1,105	$97,041	$95,250	$329,222
Estimated interest payments (1)	208,498	38,685	73,438	57,269	39,106
Operating leases	215,880	73,867	86,135	43,527	12,351
Total contractual cash obligations	$946,996	$113,657	$256,614	$196,046	$380,679

(1) Estimated interest for variable rate debt is based on rates at December 31, 2006

On October 31, 2006, we entered into a purchase agreement to purchase from MGM MIRAGE the Primm Valley Resorts for $400.0 million. The transaction is subject to customary closing conditions and the parties anticipate the transaction to close in the second quarter of 2007.

On January 3, 2007, we consummated the Sands Regent Acquisition, paying approximately $119.0 million in cash for the outstanding securities of The Sands Regent.

Other significant operating uses of cash in 2006 include interest and distributions made to stockholders for payment of S corporation taxes and discretionary distributions.  Our cash payments for interest were $37.8 million for the year ended December 31, 2006 and cash distributions to stockholders were $31.3 million for the year ended December 31, 2006.  The distributions to stockholders included $25.2 million in distributions for S corporation taxes and the recurring annual distributions of approximately $6.1 million.

Recurring stockholder distributions in 2007 should be approximately the same as 2006.  Stockholder distributions for S corporation taxes will be lower in 2007 as net income will be significantly lower due to the recent Sands Regent Acquisition and the pending Primm Acquisition. Interest costs will increase significantly when and if the Primm acquisition takes place.

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

Goodwill and Intangible Assets

We have a significant investment in goodwill and other intangible assets on our consolidated balance sheet as of December 31, 2006.  The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.  The estimated fair values of the assets acquired pursuant to the Grace Acquisition, a substantial portion of which consisted of intangible assets comprised of license rights, were arrived at by management after consideration of an independent appraisal and other consideration of fair values.  To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

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

Recently Issued and Adopted Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (see below). We are currently evaluating whether to adopt the fair value option under this SFAS No. 150 and evaluating what impact such adoption would have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. This Statement also requires employers to measure the funded status of a plan as of the date of its year end and is effective for publicly traded companies as of the end of the fiscal year ending after December 31, 2006. The adoption of SFAS No. 158 did not have a material effect on our consolidated financial statements as we do not currently have a defined benefit postretirement plan that meets the criteria specified under SFAS No. 158.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which adds Section N to Topic 1, “Financial Statements”. Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. To provide full disclosure, registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in their financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3 (“EITF 06-3”), “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions.” The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes.

Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning February 1, 2007. We have historically presented sales net of tax collected and we do not intend to change our policy; therefore, we do not expect the adoption of EITF 06-3 to have a material effect on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to irrevocably account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006. We do not expect the adoption of SFAS No. 155 to have a material effect on our consolidated financial statements, as we do not currently have any financial instruments that meet the criteria specified under SFAS No. 155.

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

•                  We may not be able to successfully integrate the operations of casinos we acquire into our business.

•                  We may experience a loss of market share due to intense competition.

•                  We face extensive regulation from gaming and other government authorities.

•                  Changes to applicable tax laws could have a material adverse effect on our financial condition.

•                  Our operations could be adversely affected due to the recent adoption of anti-smoking regulations.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices.  We do not have any cash or cash equivalents as of December 31, 2006 that are subject to market risk based on changes in interest rates.  As a result of borrowings under our credit facility in existence as of December 31, 2006, we are exposed to some market risk due to floating or variable interest rates.  The interest on revolving borrowings and on the additional term loan under our credit facility is based on a floating rate (a base rate or LIBOR, at our option), plus a leverage grid-based variable amount.  At December 31, 2006, the principal amount of borrowings under our credit facility was approximately $193.0 million.  A hypothetical 1.0% increase in LIBOR would result in an approximately $1.9 million annual increase in interest expense.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Herbst Gaming, Inc. and subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Herbst Gaming, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Herbst Gaming, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
March 30, 2007

Herbst Gaming, Inc.
Consolidated Balance Sheets
(in thousands)

	December 31
	2005	2006
Assets
Current assets
Cash and cash equivalents	$73,849	$65,640
Accounts receivable, net	2,001	3,515
Notes and loans receivable	597	2,093
Prepaid expenses	6,238	6,681
Inventory	2,351	2,553
Total current assets	85,036	80,482
Property and equipment, net	189,648	234,515
Lease acquisition costs, net	41,921	33,162
Due from related parties	164	168
Other assets, net	14,972	16,649
Intangibles, net	199,934	200,219
Goodwill	3,255	3,255

Total assets	$534,930	$568,450

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,117	$1,105
Accounts payable	10,858	10,016
Accrued expenses	13,961	15,408
Due to related parties	2	—
Total current liabilities	25,938	26,529
Long-term debt, less current portion	499,476	521,513
Other liabilities	1,535	1,637
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in-capital	1,631	1,631
Retained earnings	3,982	14,772
Total stockholders’ equity	7,981	18,771

Total liabilities and stockholders’ equity	$534,930	$568,450

See notes to consolidated financial statements.

Herbst Gaming, Inc.
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2004	2005	2006
Revenues
Route operations	$293,244	$338,599	$347,041
Casino operations	91,254	212,875	236,523
Other—non gaming	3,628	6,024	11,202

Total revenues	388,126	557,498	594,766
Less promotional allowances	(12,514)	(21,657)	(32,703)

Net revenues	375,612	535,841	562,063
Costs and expenses
Route operations	227,929	258,114	270,149
Casino operations	56,331	138,364	148,391
Depreciation and amortization	25,407	33,941	38,124
General and administrative	14,366	15,217	18,448
Other – non-gaming			6,491
Loss on lease termination	600	—	—
Loss on asset retirement	—	3,360	—

Total costs and expenses	324,633	448,996	481,603

Income from operations	50,979	86,845	80,460
Other income (expense)
Interest income	353	740	734
Interest expense, net of capitalized interest of $0, $101, and $873, respectively	(22,109)	(36,532)	(39,134)
Loss on early retirement of debt	(37,991)	(221)	—
Total other expense	(59,747)	(36,013)	(38,400)

Net (loss) income	$(8,768)	$50,832	$42,060

See notes to consolidated financial statements.

Herbst Gaming, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

Balance	Common Stock	Additional Paid-In Capital	Retained Earnings	Total

Balance, January 1, 2004	$2,368	$1,631	$(2,445)	$1,554
Net loss	—	—	(8,768)	(8,768)
Stockholders’ distributions	—	—	(23,550)	(23,550)
Balance, January 1, 2005	$2,368	$1,631	$(34,763)	$(30,764)
Net income	—	—	50,832	50,832
Stockholders’ distributions	—	—	(12,087)	(12,087)
Balance, December 31, 2005	$2,368	$1,631	$3,982	$7,981
Net income	—	—	42,060	42,060
Stockholders’ distributions	—	—	(31,270)	(31,270)
Balance, December 31, 2006	$2,368	$1,631	$14,772	$18,771

See notes to consolidated financial statements.

Herbst Gaming, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2004	2005	2006
Cash flows from operating activities
Net (loss) income	$(8,768)	$50,832	$42,060
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	25,407	33,941	38,124
Amortization of debt issuance costs	1,260	1,801	1,811
Debt discount amortization	100	146	143
Gain (loss) on sale of property and equipment	41	(27)	152
Loss on retirement of assets	—	3,360	—
Loss on early retirement of debt	37,991	221	—
Decrease (increase) in:
Accounts receivable	(6)	(621)	(1,527)
Prepaid expenses	(1,112)	(37)	(443)
Inventory	(41)	(1,101)	77
Due from related parties	402	(3)	(4)
Other assets	(84)	(1,303)	(1,295)
Increase (decrease) in:
Accounts payable	(712)	2,813	848
Accrued expenses	(4,703)	1,799	1,447
Due to related parties	36	(34)	(2)
Other liabilities	199	417	102
Net cash provided by operating activities	50,010	92,204	81,493
Cash flows from investing activities
Net cash paid for acquisition of riverboat assets	—	(264,457)	—
Net cash paid for acquisition of software assets	—	—	(10,231)
Net cash paid toward casino acquisition	—	—	(1,542)
Additions to notes and loans receivable	(914)	(1,303)	(1,090)
Collection on notes and loans receivable	699	1,322	872
Proceeds from sale of property and equipment	260	264	378
Purchases of property and equipment	(15,229)	(43,893)	(66,622)
Lease acquisition costs	(1,825)	(1,105)	(1,523)
Net cash used in investing activities	(17,009)	(309,172)	(79,758)

See notes to consolidated financial statements.

	Year Ended December 31,
	2004	2005	2006

Cash flows from financing activities
Proceeds from long term debt	$428,022	$191,000	$33,000
Reduction of long term debt	(310,098)	(23,965)	(11,118)
Loan origination fees	(11,904)	(2,082)	(556)
Prepayment penalty on retired debt	(31,329)	(221)	—
Stockholders’ distributions	(23,550)	(12,087)	(31,270)
Net cash provided by (used in) financing activities	51,141	152,645	(9,944)
Net increase (decrease) in cash and cash equivalents	84,142	(64,323)	(8,209)
Cash and cash equivalents
Beginning of year	54,030	138,172	73,849
End of year	$138,172	$73,849	65,640
Supplemental cash flow information:
Cash paid during the period for interest	$25,918	$33,979	$37,790
Supplemental schedule of non cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$1,343	$3,495	$1,802
Purchase of assets through direct financing	$119	—	—

See notes to consolidated financial statements.

Herbst Gaming, Inc.

Notes to consolidated financial statements

1.             Description of Business and Summary of Significant Accounting Policies

Description of Business and Principles of Consolidation—The accompanying consolidated financial statements of Herbst Gaming, Inc. (“Herbst” or the “Company”) include the accounts of Herbst and its subsidiaries: E-T-T, Inc. and Subsidiaries (“E-T-T”), Market Gaming, Inc. (“MGI”), E-T-T Enterprises L.L.C. (“E-T-T Enterprises”), Flamingo Paradise Gaming, LLC (“FPG”), HGI-Lakeside, Inc. (“ HGI-L ”), HGI-St Jo, Inc. (“ HGI-ST ”) and HGI-Mark Twain, Inc. (“HGI-MT ”). The financial statements of E-T-T are consolidated and include the following wholly-owned subsidiaries: Cardivan Company, Corral Coin, Inc., and Corral Country Coin, Inc.

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

1.             Description of Business and Summary of Significant Accounting Policies (continued)

Reclassifications—Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period’s presentation. Such reclassifications had no impact on net income (loss), or equity.

Cash and Cash Equivalents—Cash and cash equivalents include highly liquid investments with a maturity at the date of purchase of three months or less. The carrying value of these investments approximates their fair value due to their short maturities.

Fair Value of Financial Instruments—The carrying value of the Company’s cash, notes and loans receivable, and trade payables approximates fair value primarily because of the short maturities of these instruments. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $527,709,000 as of December 31, 2006.

Accounts Receivable—Receivables consist primarily of amounts due from customers as a result of normal business operations. The Company periodically performs credit evaluations of its customers. The Company reviews accounts receivable balances in order to determine an allowance for potential credit losses based on our collections experience and the age of the receivables. At December 31, 2005 and 2006, an allowance for potential credit losses was $626,000 and $488,000, respectively.

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

The Company regularly evaluates the collectibility of the loans by individually evaluating each location’s operating results and cash flows. Management provides for the carrying value of loans that are determined to be uncollectible. At December 31, 2005 and 2006, no allowance for potential credit losses was deemed necessary.

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

Lease Acquisition Costs— Significant incremental costs associated with the acquisition of location leases are capitalized and amortized using the straight-line method over the term of the related leases. Lease acquisition costs are stated at cost less accumulated amortization of $35,833,000 and $43,110,000 at December 31, 2005 and 2006, respectively.

Debt Issuance Costs—Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements. Debt issuance costs are included in other assets on the balance sheets (see Note 6).

1.             Description of Business and Summary of Significant Accounting Policies (continued)

Long-Lived Assets—In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If it is determined that the carrying value of long-lived assets may not be recoverable based upon the relevant facts and circumstances, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, the Company will recognize an impairment loss for the difference between the carrying value of the asset and its fair value. The Company believes that no impairment of long-lived assets exists at December 31, 2006.

Goodwill and Intangible Assets—We had approximately $3,255,000 in goodwill on our consolidated balance sheet as of December 31, 2005 and December 31, 2006. We had $199,934,000 and $200,219,000 in other intangible assets on our consolidated balance sheet as of December 31, 2005 and December 31, 2006, respectively. These amounts are primarily a result of the Grace Acquisition in 2005 (see Note 2). The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The estimated fair values of the assets acquired pursuant to the Grace Acquisition were arrived at by management after consideration of an independent appraisal and other consideration of fair values. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires a review of goodwill, license rights and indefinite-lived intangibles for impairment at least annually. We complete our annual assessment for impairment in the fourth quarter of each year. The annual evaluation of goodwill and the license rights requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates. Once impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

Revenue and Promotional Allowances—In accordance with industry practice, the Company recognizes as gaming revenues the net win from route operations, which is the difference between gaming wins and losses. The Company recognizes total net win from gaming devices as revenues from gaming routes that operate under revenue-sharing arrangements. Revenue-sharing payments to route locations are recorded as costs of route operations. Revenues from casino operations are gaming wins less losses. Revenues from retail sales are presented net of sales tax. Revenues from casino operations include the retail value of food and beverage and goods and services provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional allowances is as follows:

	Year Ended December 31,
	2004	2005	2006
	(dollars in thousands)
Room	$502	$858	$986
Food and Beverage	5,677	6,701	8,096
Other	4,299	10,766	19,824
Total	$10,478	$18,325	$28,906

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

Concentrations of Credit Risk—The Company maintains cash balances at certain financial institutions located in southern Nevada. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At times, cash balances may be in excess of FDIC limits. As of December 31, 2006, the Company does not consider itself to have any significant concentrations of credit risk.

Recently Issued and Adopted Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (see below). We are currently evaluating whether to adopt the fair value option under this SFAS No. 150 and evaluating what impact such adoption would have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. This Statement also requires employers to measure the funded status of a plan as of the date of its year end and is effective for publicly traded companies as of the end of the fiscal year ending after December 31, 2006. The adoption of SFAS No. 158 did not have a material effect on our consolidated financial statements as we do not currently have a defined benefit postretirement plan that meets the criteria specified under SFAS No. 158.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which adds Section N to Topic 1, “Financial Statements”. Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. To provide full disclosure, registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in their financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3 (“EITF 06-3”), “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions.” The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning February 1, 2007. We have historically presented sales net of tax collected and we do not intend to change our policy; therefore, we do not expect the adoption of EITF 06-3 to have a material effect on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to irrevocably account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006. We do not expect the adoption of SFAS No. 155 to have a material effect on our consolidated financial statements, as we do not currently have any financial instruments that meet the criteria specified under SFAS No. 155.

2.             Acquisitions

On February 1, 2005, the Company consummated the purchase of assets consisting of three casinos from Grace Entertainment, Inc. for an aggregate cash purchase price of $266.8 million (the “Grace Acquisition”). The purchase price does not include $2.4 million in fees associated with the consummation of the Grace Acquisition that are included in the table below. The acquired assets consist of the Lakeside Casino Resort, located in Osceola, Iowa, or Lakeside Iowa, which contains 921 slot machines, 31 table games and an adjacent 60 room all-suite hotel, the Mark Twain Casino, located in LaGrange, Missouri, or Mark Twain, which contains 505 slot machines and 17 table games, and the St. Jo Frontier Casino, located in St. Joseph, Missouri, or St. Jo, which contains 487 slot machines and 15 table games. The Company used proceeds from a $170.0 million 7% senior subordinated notes offering along with borrowings under its amended and restated credit facility to fund the purchase price of the Grace Acquisition. The Grace Acquisition was recorded under the purchase method of accounting and the results of operations of the Grace assets will be included in the Company’s consolidated results from the date of acquisition.

The allocation of the purchase price is as follows:

Estimated Fair Market Value of assets acquired (in thousands) net of cash

Inventory	$170
Receivables	57
Prepaid	1,032
Property, plant and equipment	62,409
Intangibles	204,055
Total	$267,723

Estimated Fair Market Value of liabilities assumed (in thousands)

Accrued expenses	(3,266)
Total cash purchase price	$264,457

The table below reflects unaudited pro forma consolidated results of the Company as if the Grace Acquisition had taken place at January 1, 2005 (dollars in thousands).

Year ended December 31, 2005 Pro Forma

Net Revenues	$543,927
Loss on retirement of assets	$(3,360)
Income from operations	$88,699
Loss on early retirement of debt	$(221)
Net income	$51,259

In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of the earliest period presented.

A third-party valuation firm was engaged by the Company to value the assets acquired pursuant to this acquisition and to assist in the allocation of the purchase price.  These tasks included the identification and valuation of any intangible assets acquired and resulted in the recognition of certain intangible assets, such as gaming licenses, customer lists and an executive non-competition agreement, as well as goodwill.  The Company allocated approximately $200.8 million to intangible assets acquired pursuant to the Grace Acquisition.  For a description of the nature of the intangibles acquired, as well as whether they are amortizable, and if so, over what period of time, see “Note 5—Goodwill and Other Intangible Assets”.

The Company has allocated $3.3 million to goodwill, which the Company believes is attributable to the strong cash flows generated by these properties as well as the enhancement and diversification of the Company’s base businesses outside the state of Nevada.

3.             Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2005	2006
Building	$84,972	$133,867
Gaming equipment	101,074	116,630
Furniture, fixtures, and equipment	33,871	52,248
Leasehold improvements	1,929	2,001
Land	19,425	19,425
Barge	16,886	17,153
Construction-in-progress	17,004	2,344
	275,161	343,668
Less accumulated depreciation	(85,513)	(109,153)
	$189,648	$234,515

4.             Lease Acquisition Costs

	December 31, 2005		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Lease Acquisition Costs	$77,754	$35,833	$76,272	$43,110

The aggregate amortization expense for the years ended December 31, 2004, 2005 and 2006 was $10,036,000 $10,011,000 and $10,272,000 respectively.

Estimated amortization expense for the years ended 2007, 2008, 2009, 2010 and 2011 is $10,262,000, $8,625,000, $6,774,000, $6,607,000 and $583,000, respectively.

5.             Goodwill and Other Intangible Assets

During 2005 we acquired the casino assets of Grace Entertainment, Inc. pursuant to the Grace Acquisition.  In connection with this transaction, we recorded significant amounts of intangible assets and goodwill during the year ended December 31, 2005 that are included in the table below.

Intangible assets consist of the following (dollars in thousands):

	December 31, 2005		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Amortized intangible assets
Customer List	$2,900	$664	$2,900	$1,390
Non-Competition Agreement	1,100	202	2,180	512
Total	4,000	866	5,080	1,812
Unamortized intangible assets
Gaming License Rights	196,800	—	196,800	—
Patent applications			240
Total	$196,800	$—	$197,040	$—

The changes in the carrying amount of goodwill for the year ended December 31, 2006 are as follows:

Balance as of January 1, 2006	$3,255
Goodwill acquired during the year	—
Total	$3,255

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

For the year ended December 31, 2006, amortization expense of intangibles was $1,035,000.  The expected annual amortization of those assets for the years ended December 31, 2007, 2008, 2009, 2010 and 2011, the amortization costs will be $1,161,000, $1,161,000, $496,000, $234,000 and $126,000, respectively.

During 2005, we had a third party valuation completed on all intangible assets acquired from Grace

Entertainment.  Additionally, we prepared a direct value method valuation to test for impairment of all of those indefinite lived assets.  There was no impairment noted for the year ended December 31, 2005.

Pursuant to the Grace Acquisition, the Company also acquired two lease agreements with the City of LaGrange, Missouri and the City of Osceola, Iowa (see “Note 10. ─ Commitments and Contingencies”).  However, because such agreements are not material to our business operations and are essentially a payment obligation to each such locality, the Company believes such leases have no value.  As a result, such leases are not subject to amortization.

6.             Other Assets

Other assets consist of the following (dollars in thousands):

	December 31,
	2005	2006
Debt issuance costs, net of accumulated amortization of $2,334, and $4,145 respectively	$11,730	$10,475
Other assets	3,242	6,174
Total	$14,972	$16,649

7.             Accrued Expenses

Accrued expenses consist of the following (dollars in thousands):

	December 31,
	2005	2006
Accrued interest	$3,373	3,635
Progressive jackpot liabilities	2,047	2,080
Accrued payroll and related	3,678	4,267
Other accrueds	4,863	5,426
Total	$13,961	$15,408

8.             Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	December 31,
	2005	2006

Revolving credit facility secured by assets of the Company. The draws bear interest at a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The average rate at 12/31/06 was 6.95%. The revolving credit facility matures on June 10, 2009	$72,000	$95,000
Term loan secured by assets of the Company. The term loan bears interest an a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The term loan requires $250 principal payments due quarterly for the first five years of the term loan, with the balance payable at maturity. The average rate at 12/31/06 was 7.37%. The term loan matures on January 31, 2011.	99,250	98,250
8 1/8% senior subordinated notes due June 1, 2012 with interest paid semi-annually on June 1 and December 1, including original issue discount of $922 and $779 as of December 31, 2005 and 2006, respectively.	159,078	159,221
7% senior subordinated notes due November 15, 2014 with interest paid semi-annually on May 15 and November 15.	170,000	170,000
Notes payable to automobile finance companies secured by vehicles, payable in monthly installments of $10, including interest ranging from 0% to 7.99%	265	147
Total debt	500,593	522,618
Less current portion	1,117	1,105
Total long-term debt	$499,476	$521,513

8 1/8% Senior Subordinated Notes

On June 11, 2004, the Company issued (through a private placement) $160 million in 8 1/8% senior subordinated notes due June 1, 2012 (the “8 1/8% notes”).

The proceeds from the 8 1/8 % notes, along with borrowings under the credit facility of the Company existing at the time, were used to retire 97% of its outstanding 10 3/4% notes for $242.1 million and to pay a $15.0 million dividend to shareholders. Fees of $4.3 million associated with the 8 1/8% notes and $3.5 million associated with such credit facility are included in other assets at December 31, 2006 and are being amortized over the life of the indebtedness. In connection with the retirement of 97% of the 10 3/4% notes in 2004, the Company recorded a loss on the early retirement of debt of $38.0 million. The loss consisted of $31.3 million in debt prepayment premiums and $6.7 million in unamortized loan fees.

The 8 1/8% notes mature on June 1, 2012. Interest is payable in cash at a rate of 8 1/8% per annum on June 1 and December 1 of each year, beginning on December 1, 2004. The indenture under which the 8 1/8% notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on certain payments such as dividends. The Company is in compliance with these covenants as of December 31, 2006.

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

The proceeds from the 7% notes, along with borrowings under the amended credit facility were used to finance the Grace Acquisition in February 2005 (see Note 2). Fees of $6.2 million associated with the 7% notes and amended credit facility are included in other assets at December 31, 2005 and are being amortized over the life of the indebtedness.

The 7% notes mature on November 15, 2014. Interest is payable in cash at a rate of 7% per annum on May 15 and November 15 of each year, beginning on May 15, 2005. The indenture under which the 7% notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on certain payments such as dividends. The Company is in compliance with these covenants as of December 31, 2006.

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

Credit Facilities

On October 8, 2004, the Company amended and restated the senior secured credit facility it entered into on June 10, 2004 (the “amended credit facility”). The amendment provided for a $175 million revolving credit facility and included the ability to issue $100 million under a term facility for the acquisition of the Grace Entertainment assets.  The facility was further amended in August of 2005 to revise pricing.  Borrowings under the senior secured credit facility bear interest, selected monthly at the Company’s option, at a premium over the base rate or the one-, two-, three-, or six-month Eurodollar Rate (“Eurodollar”). The premium depends on a leverage ratio and can vary, if determined by reference to the base rate, between 0.0% and 1.125% and, if determined by reference to Eurodollar, between .875% and 2.375%. As of December 31, 2006, using the one-month Eurodollar option, the premium over Eurodollar was 1.75%. The Company incurs a commitment fee, payable quarterly in arrears, on the unused portion of the senior secured credit facility. This fee varies depending on a leverage ratio and can vary between 0.25% and 0.40% per annum. As of December 31, 2006, the fee was 0.35% per annum times the average unused portion of the facility.

The amended credit facility contains various limitations and restrictions, including with respect to leverage covenants (both senior and total) as well as a minimum fixed charge coverage ratio. The Company is in compliance with these covenants as of December 31, 2006.

Long-term debt is expected to mature as follows (dollars in thousands):

December 31,
2006

2007	$1,105
2008	1,034
2009	96,007
2010	1,000
2011	94,250
Thereafter	329,222
Total	$522,618

9.             Related-Party Transactions

General.

Edward Herbst, Timothy Herbst and Troy Herbst are brothers and are the officers and directors of Herbst Gaming, Inc. and its wholly-owned subsidiaries.  In addition, they are officers and directors of Terrible Herbst, Inc. (“Terrible Herbst”).  There is no cross ownership between Herbst Gaming, Inc. and Terrible Herbst.  Terrible Herbst is owned solely by Jerry and Maryanna Herbst, the parents of the Herbst brothers.  Sean Higgins, the Company’s general counsel, is also the general counsel of Terrible Herbst.

Slot route contract with Terrible Herbst, Inc.

The Company rents space for certain slot machine route operations in convenience stores owned by Terrible Herbst.  Rent expense of $5,599,500, $5,909,000 and $6,623,000 was incurred under this agreement for the years ended December 31, 2004, 2005 and 2006, respectively, for the exclusive placement of slot machines in Terrible Herbst convenience store locations.  This contract expires in 2010 but may be extended at the option of the Company for two additional terms of five years.

Other arrangements with Terrible Herbst, Inc.

The Company has entered into a servicing arrangement with Terrible Herbst pursuant to which it provides accounting and administrative services related to the collection of daily deposits from Terrible Herbst convenience stores.  The Company also provides personnel to Terrible Herbst to count, maintain and safeguard large amounts of coin and currency.  Terrible Herbst reimburses the Company’s expenses in providing these services.  Under this servicing arrangement, the Company was paid approximately $205,800 for services rendered for each of the years ended December 31, 2004, 2005 and 2006.

The Company has entered into a nonexclusive trademark and license agreement with Terrible Herbst for the use of the Terrible Herbst brand name and its cowboy logo which extends through 2011.  Subject to mutual consent, the agreement provides for the ability to renew the agreement for two additional successive terms of five years each.  Pursuant to this trademark and license agreement, the Company paid approximately $1,345,000, $1,412,000 and $1,483,000 to Terrible Herbst in the years ended December 31, 2004, 2005 and 2006, respectively.

Lease agreements.

Pursuant to a lease agreement that expires in 2067, including renewal periods, the Company leases the real property on which its corporate headquarters is located from The Herbst Family Limited Partnership II, or Herbst FLP II.  The general partners of the Herbst FLP II are Jerry and Maryanna Herbst.  The lease requires monthly rental payments of $14,416.  In each of 2004, 2005 and 2006, the Company paid $172,992 under this lease.

Pursuant to a lease agreement that expires in 2026, including renewal periods, the Company leases the real property on which Terrible’s Town Casino in Pahrump is located from The Herbst Family Limited Partnership.  The lease requires monthly rental payments of $15,000.  In each of 2004, 2005, the Company paid $150,000 under this lease. During 2006, the company paid $165,000 under this lease.

The Company leases land and office space in certain of its facilities to Terrible Herbst under various lease agreements with terms ranging from monthly to 20 years.  Monthly rental income is $39,000 at year end.  Under these leases, in each of 2004 and 2005 the Company received rental income of $762,000 and in 2006 the Company received rental income of $640,500.

The Company subleases the real property on which Terrible’s Searchlight Casino in Searchlight is located from Terrible Herbst for $15,000 per month, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2022, with options to renew the lease for five additional successive terms of ten years each.  Terrible Herbst leases that real property from an unrelated third party, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2042, including renewal periods.  In each of 2004, 2005 and 2006, amounts paid under this lease was $180,000.

The Company leases a warehouse located in Las Vegas, Nevada for its employment center and purchasing departments from the Herbst’s Grandchildren’s Trust.  The lease began in November 2002 and requires payments of $46,500 per month through November 2012.  Rent expense incurred under this lease arrangement was $522,300 for each of the years ended December 31, 2004, 2005 and $558,000 during 2006.

Future rental income under related-party agreements is as follows (dollars in thousands):

2007	$348
2008	348
2009	348
2010	348
2011	348
Thereafter	2,084
Total	$3,824

Related-party transactions.

Mr. Higgins is the Company’s General Counsel, the General Counsel of Terrible Herbst, Inc. and the brother of Mary E. Higgins, the Company’s Chief Financial Officer.  Mr. Higgins received a salary for services rendered to us in 2004, 2005 and 2006 of $339,394, $426,763 and $625,851, respectively.

In 2003, the Company entered into a slot route contract to install, operate and service slot machines at a tavern owned by HIGCO, Inc., a company owned and operated by Mr. Higgins and two of his brothers.  Pursuant to this revenue-sharing contract, HIGCO, Inc. paid the Company $118,756 in 2004, $155,804 in 2005 and $154,220 in 2006.

In 2004, E-T-T entered into a slot route contract with SamCon, Inc., a company owned and operated by Mr. Higgins, to install, operate and service slot machines at a new location.  Terms of this revenue-sharing contract are similar to the terms of the contract the Company entered into with HIGCO in 2003.  Pursuant to this revenue-sharing contract, SamCon, Inc. paid E-T-T $0 in 2004, $40,800 in 2005 and $21,112 in 2006.

In March 2006, E-T-T entered into a slot route contract to install, operate and service slot machines at a tavern owned by Prescott’s Bar LLC, a company owned and operated by Mr. Todd Sosey, the brother-in-law of Troy D. Herbst, one of the owners of the Company. Pursuant to this revenue-sharing contract, Prescott’s Bar LLC paid E-T-T $52,844 in 2006.

John N. Brewer, a member of the Company’s board of directors, is a partner with Kummer Kaempfer Bonner & Renshaw.  The Company retained Kummer Kaempfer Bonner & Renshaw as outside legal counsel through December 31, 2004, and Kummer Kaempfer Bonner & Renshaw has received fees for legal services in the amount of $274,310, $3,500 and $5,673 for 2004, 2005 and 2006, respectively

The balance sheet item “due from related parties” includes receivables of $160,000, $164,000 and $168,000 at December 31, 2004, 2005 and 2006, respectively, from Terrible Herbst, which are non-interest bearing.

Obligations due to related parties at December 31, 2004, 2005 and 2006 consisted of balances due to Terrible Herbst for expenditures made on behalf of the Company, accrued rent, and accrued management fees.  The balances are non-interest bearing and payable on demand.

10.          Commitments and Contingencies

At December 31, 2006, the Company has non-cancelable location license agreements for space leases at groups of affiliated stores that expire on various dates from 2006 through 2011, with certain options for renewal. Revenues from gaming machines in these stores accounted for approximately 33.5% of the Company’s total revenues for the year ended December 31, 2006.

Future minimum lease payments under non-cancelable operating leases and location license agreements are as follows (dollars in thousands):

2007	$73,867
2008	52,963
2009	33,172
2010	32,711
2011	10,816
Thereafter	12,351
Total	$215,880

Rent expense related to non-cancelable leases with terms exceeding one year was $72,228,000, $74,378,000 and $ 74,852,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

On February 17, 2006, the Clark County Circuit Court entered judgment of a jury verdict delivered on January 14, 2006 against ETT for $4.1 million in compensatory damages and $10.1 million in punitive damages.  The jury verdict was delivered in connection with an action brought by the family of an individual,  that alleged that ETT had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from ETT and, while drunk, hit and killed the individual.  The punitive damage award was subsequently lowered to $4.1 million in a post-trial ruling.  The Company believes the award of compensatory and punitive damages against ETT, the liability of ETT, and the amount thereof, is not supportable in either law or in fact and plans to vigorously pursue all appropriate post-trial and other remedies, including exercising its right to appeal. Based on a review of the legal opinions and facts available to the Company at this time, the Company has not reserved for this lawsuit.

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

11.          Revenue Derived From Major Locations

Route operations revenues at three groups of affiliated store chains in the years ended December 31, 2004 and 2005 each accounted for more than 10 percent of the Company’s total route revenues. The total of such revenues were approximately $137,468,000, $150,933,000 and $0. in the years ended December 31, 2004, 2005 and 2006, respectively. Each individual store chain included in such affiliated group of store chains has a separate lease with the Company. No one chain accounted for more than 10% in 2006.

12.          Business Segments

The Company operates through two business segments:  slot route operations and casino operations. The slot route operations involve the installation, operation, and service of slot machines at strategic, high traffic non-casino locations, such as grocery stores, drug stores, convenience stores, bars, and restaurants. Casino operations consist of two geographic areas, Nevada and Other States.  The Nevada locations include the following five casinos: Terrible’s Town Casino (Henderson) in Henderson, Nevada, Terrible’s Searchlight Casino in Searchlight, Nevada and Terrible’s Town Casino and Terrible’s Lakeside Casino, both of which are located in Pahrump, Nevada, and Terrible’s Hotel & Casino in Las Vegas, Nevada.  Casinos located in other states are Terrible’s Lakeside Casino in Osceola, Iowa, Terrible’s St. Jo Frontier Casino in St. Joseph, Missouri and Terrible’s Mark Twain Casino in La Grange, Missouri.

Revenues and income for these segments are as follows (dollars in thousands):

	Year Ended December 31,
	2004	2005	2006

Net revenues
Slot route operations	$292,868	$338,376	$346,955
Casino operations
Nevada	79,116	82,872	82,068
Other States	—	108,569	121,838
Other—non gaming	3,628	6,024	11,202
Total net revenues	$375,612	$535,841	$562,063
Depreciation and amortization
Slot route operations	19,362	20,114	21,431
Casino operations
Nevada	5,727	6,359	6,408
Other States	—	7,150	9,967

Other	318	318	318
Total depreciation and amortization	$25,407	$33,941	$38,124
Segment EBITDA(2)
Slot route operations	$64,939	$80,262	76,806
Casino operations
Nevada	22,785	23,747	21,529
Other states	—	29,330	33,986
Other and corporate(1)	(10,985)	(11,813)	(13,003)
Depreciation and amortization	(25,407)	(33,941)	(38,124)
Interest expense, net of capitalized interest (capitalized interest of $0,$102, and $873 respectively)	(22,109)	(36,532)	(39,134)
Loss on early retirement of debt	(37,991)	(221)	—
Net (loss) income	$(8,768)	$50,832	$42,060

(1)   Represents non-gaming revenues, general and administrative expenses, interest income and loss on lease termination.

(2)   Segment EBITDA is used by management to measure segment profits and losses and consists of income from segment operations plus depreciation and amortization and is calculated before allocation of overhead.

13.          Subsequent Events

                On January 3, 2007, the Company consummated the acquisition of The Sands Regent (the “Sands Regent Acquisition”), paying approximately $119.0 million in cash for the outstanding securities of The Sands Regent.  The Company used proceeds from the credit agreement it entered into concurrently with the Sands Regent Acquisition to fund such transaction.

Selected Quarterly Financial Information (Unaudited)
(in thousands)

	Mar. 31	June 30		Sept. 30		Dec. 31	Total
Year Ended December 31, 2006
Net revenues—Route operations	$90,858	$86,999		$83,707		$85,391	$346,955
Net revenues—Casino operations
Nevada	21,345	19,999		19,950		20,774	82,068
Other states	30,635	29,378		31,063		30,762	121,838
Net revenues—Other	2,070	2,420		3,376		3,336	11,202
Operating income	26,243	20,655		17,905		15,657	80,460
Net income	17,222	11,286		8,200		5,352	42,060
Year Ended December 31, 2005
Net revenues—Route operations	$81,481	$85,043		$83,512		$88,340	$338,376
Net revenues—Casino operations
Nevada	21,600	20,877		19,425		20,970	82,872
Other states	21,138	29,312		29,492		28,627	108,569
Net revenues—Other	1,337	1,390		1,528		1,769	6,024
Operating income	24,175	23,466		17,065		22,139	86,845
Net income	16,147	14,236		7,574	(1)	12,875	50,832
Year Ended December 31, 2004
Net revenues—Route operations	$68,835	$72,674		$73,472		$77,887	$292,868
Net revenues—Casino operations	19,985	19,699		19,460		19,972	79,116
Net revenues—Other	823	1,003		847		955	3,628
Operating income	11,632	13,805		11,766		13,776	50,979
Net income (loss)	5,486	(29,831	)(2)	7,163		8,414	(8,768)

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

There has been no change in our internal controls over financial reporting during the fourth quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

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

Directors and Executive Officers

The following is a list of our directors and executive officers:

Name	Age	Position
Edward J. Herbst	45	Chairman of the Board, Chief Executive Officer and President
Timothy P. Herbst	43	Executive Vice President and Director
Troy D. Herbst	40	Executive Vice President, Secretary, Treasurer and Director
Mary E. Higgins	49	Chief Financial Officer
John N. Brewer	49	Director
John F. O’Reilly	61	Director

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

Our Audit Committee is comprised of Messrs. Troy Herbst and John Brewer.  Mr. Brewer is the Chairman of the Audit Committee.  Our board of directors has determined that Mr. Brewer is qualified as an audit committee financial expert as defined by Item 401(h) of Regulation S-K and is independent under the listing standards of the New York Stock Exchange.

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

Item 11.  Executive Compensation.

Executive Compensation

The following table lists all compensation we paid or accrued for services rendered by our executive officers whose aggregate cash compensation exceeded $100,000 for the last three fiscal years:

	Annual Compensation				Compensation ($)—
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation(2)	Stockholder Tax Distribution(3)
Edward J. Herbst(1),	2006	$572,505	$—	$2,010,893	$8,412,500
Chairman of the Board, Chief Executive	2005	538,296	$—	1,857,693	2,179,250
Officer and President	2004	512,663	—	6,752,769	1,100,000

Timothy P. Herbst,	2006	187,469	—	2,012,393	8,411,000
Executive Vice President	2005	173,644	—	1,852,519	2,179,250
	2004	165,375	—	6,753,126	1,100,000

Troy D. Herbst,	2006	187,469	—	2,012,393	8,411,000
Executive Vice President, Secretary and	2005	173,644	—	1,856,874	2,179,250
Treasurer	2004	165,375	—	6,753,130	1,100,000

Mary E. Higgins(1),	2006	354,281	250,000	—	—
Chief Financial Officer	2005	330,625	50,000	3,699	—
	2004	269,052	153,000	3,262	—

(1)   We have entered into employment agreements with Edward J. Herbst and Mary E. Higgins.

(2)   Includes stockholders’ distributions and fringe benefits, such as automobiles.

(3)   We are an S corporation and taxes on our income are paid by the stockholders.

Employment Agreements

On August 1, 2001, we entered into an employment agreement with Edward J. Herbst, our Chairman, Chief Executive Officer and President, in which we agreed to pay him annual base compensation of $465,000, which may be increased annually by five percent.  This agreement commenced on August 1, 2001 and terminates on July 31, 2006, with the automatic renewal periods described below.  In January of 2005, we entered into an a new employment agreement with Mary E. Higgins, our Chief Financial Officer, in which we agreed to pay her an annual base salary of $325,625 plus a non-discretionary bonus of $50,000 per year.  That agreement terminates on December 31, 2008.  Both of these agreements automatically renew for successive one-year periods unless sooner terminated or unless either party to the respective agreements notifies the other in writing at least 60 days prior to the date the respective agreement is scheduled to expire.  Each employment agreement provides that if the executive’s employment is terminated for Cause (as defined in the employment agreement), such executive will receive no severance payment of any kind.  If the executive voluntarily terminates employment, the executive will receive no severance payment of any kind.  In the event that we choose to terminate the executive’s employment for any reason other than Cause, the executive will receive a severance payment equal to one year’s salary.  The employment agreements with these executives also contain a covenant to protect confidential information.

Executive Compensation and Bonus Plan

The board of directors has adopted the Executive Compensation and Bonus Plan for our executive officers who are also stockholders.  Any payments to be made under this plan must be approved by our independent directors.  Commencing with calendar year 2003 and each succeeding calendar year, the maximum aggregate amount of annual compensation and cash bonuses increases by 5%.  To date, there have been no cash bonuses paid to the executive officers.  If any cash bonus plan is implemented it will be administered by our independent directors.

Executive Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2006, Edward, Timothy and Troy Herbst were members of the Executive Committee of our board of directors.  Our executive compensation is determined by the Executive Committee, all members of which are officers, and the owners, of Herbst Gaming.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The securities entitled to vote consist of shares of our common stock, no par value, with each share entitling its owner to one vote.  Common stock is the only outstanding class of voting securities authorized by our articles of incorporation.  The number of outstanding shares of common stock as of December 31, 2006 was 300.

Name and Address(1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Shares
Edward J. Herbst (2)	100	33 1/3%
Timothy P. Herbst (2)	100	33 1/3%
Troy D. Herbst (2)	100	33 1/3%
John N. Brewer	—	—
Mary E. Higgins	—	—
John F. O’Reilly	—	—
All executive officers and directors as a group (6 persons)	300	100.0%

(1)   The address of each such person is c/o Herbst Gaming, Inc., 3440 West Russell Road, Las Vegas, Nevada 89118.

(2)   Includes shares held in trusts for the benefit of each of Edward J. Herbst, Timothy P. Herbst and Troy D. Herbst.

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

Slot route contract with Terrible Herbst, Inc.  We rent space for certain slot machine route operations in convenience stores owned by Terrible Herbst, Inc., a corporation in which our owners are officers and which is owned by the father of our owners.  Rent expense of $5,599,500, $5,909,000 and $6,623,000 was incurred under this agreement for the years ended December 31, 2004, 2005 and 2006, respectively, for the exclusive placement of slot machines in Terrible Herbst convenience store locations.  This contract expires in 2010 but may be extended at our option for two additional terms of five years.

Other arrangements with Terrible Herbst, Inc. We have also entered into a servicing arrangement with Terrible Herbst pursuant to which we provide accounting and administrative services related to the collection of daily deposits from Terrible Herbst convenience stores.  We also provide personnel to Terrible Herbst to count, maintain and safeguard large amounts of coin and currency.  Terrible Herbst reimburses our expenses in providing these services.  Under this servicing arrangement, we were paid approximately $205,800 for services rendered for each of the years ended December 31, 2004, 2005 and 2006.

We have entered into a nonexclusive trademark and license agreement with Terrible Herbst for the use of the Terrible Herbst brand name and its cowboy logo which extends through 2011.  Subject to mutual consent, the agreement provides for the ability to renew the agreement for two additional successive terms of five years each.  Pursuant to this trademark and license agreement, we paid approximately $1,345,000, $1,412,000 and $ 1,483,000 to Terrible Herbst in the years ended December 31, 2004, 2005 and 2006, respectively.

Lease agreements.  Pursuant to a lease agreement that expires in 2067, including renewal periods, we lease the real property on which our corporate headquarters is located from The Herbst Family Limited Partnership II, or Herbst FLP II.  The general partners of the Herbst FLP II are Jerry and Maryanna Herbst.  In each of 2003, 2004 and 2005, we paid $172,992 under this lease.

Pursuant to a lease agreement that expires in 2026, including renewal periods, we lease the real property on which Terrible’s Town Casino in Pahrump is located from The Herbst Family Limited Partnership.  The lease requires monthly rental payments of $15,000.  In each of 2004 and 2005, we paid $150,000 under this lease and in 2006 we paid $165,000 under this lease.

We lease land and office space in certain of our facilities to Terrible Herbst under various lease agreements with terms ranging from month-to-month to 20 years.  Monthly rental income is $39,000 at year end.  In each of 2004 and 2005, we received rental income of $762,000 under these leases. In 2006 we received rental income of $641,000 under these leases.

We lease the real property on which Terrible’s Searchlight Casino in Searchlight is located from Terrible Herbst for $15,000 per month, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2022, with options to renew the lease for five additional successive terms of ten years each.  Terrible Herbst leases that real property from an unrelated third party, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2042, including renewal periods.  In each of 2004, 2005 and 2006, we paid $180,000 under this lease.

We lease a warehouse located in Las Vegas, Nevada for our employment center and purchasing departments from the Herbst’s Grandchildren’s Trust.  The lease began in November 2002 and requires payments of

$46,500 per month through November 2012.  In each of 2004 and 2005, we incurred rent expense of $522,300 under this lease. In 2006 this expense was $558,000

Related-party transactions.  Mr. Higgins is our general counsel, the general counsel of Terrible Herbst and the brother of Mary E. Higgins, our chief financial officer.  Mr. Higgins received a salary for services rendered to us in 2004, 2005 and 2006 of $339,394, $426,763 and $625,851, respectively.

In 2003, we entered into a slot route contract to install, operate and service slot machines at a tavern owned by HIGCO, Inc., a company owned and operated by Mr. Higgins and two of his brothers, G. Michael Higgins and Kevin J. Higgins.  Pursuant to this revenue-sharing contract, HIGCO, Inc. paid us $118,756 in 2004 and $155,804 in 2005 and $154,220 in 2006

In 2004, ETT entered into a slot route contract with SamCon, Inc., a company owned and operated by Mr. Higgins, to install, operate and service slot machines at a new location.  Terms of this revenue-sharing contract are similar to the terms of the contract we entered into with HIGCO in 2003.  Pursuant to this revenue-sharing contract, SamCon, Inc. paid ETT $0 in 2004, $40,800 in 2005 and $21,112 in 2006.

In 2005, ETT entered into a slot route contract to install, operate and service slot machines at a tavern owned by Prescott’s Bar LLC, a company owned and operated by Mr. Todd Sosey, the brother-in-law of Troy D. Herbst, one of the owners of the Company.  Pursuant to this revenue-sharing contract, Prescott’s paid ETT $0 in 2004 and 2005 and $52,844 in 2006.

John N. Brewer, a member of our board of directors, is a partner with Kummer Kaempfer Bonner & Renshaw.  We retained Kummer Kaempfer Bonner & Renshaw as outside legal counsel through December 31, 2004, and Kummer Kaempfer Bonner & Renshaw has received fees for legal services in the amount of $274,310, $3,500 and $5,673 for 2004, 2005 and 2006, respectively.

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

Item 14.  Principal Accountant Fees and Services.

The aggregate accounting fees billed and services provided by our principal accountants for the years ended December 31, 2005 and 2006 are as follows:

	2005	2006
Audit fees(1)	$210,100	$309,000
Audit-related fees(2)	80,870	61,700
Tax fees	—	—
All other fees	—	—
Total fees	$290,970	$370,700

(1)   Represents the aggregate fees Deloitte & Touche LLP billed us in each of the last two fiscal years for professional services for the audits of our annual financial statements and review of financial statements included in our periodic filings with the SEC and for services that are normally provided by Deloitte & Touche LLP in connection with those filings.

(2)   Represents the aggregate fees Deloitte & Touche LLP billed us in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit, including audit-related services in conjunction with the acquisition of the Grace properties and our debt offerings.

It is our practice that all services provided to us by our independent auditors be pre-approved either by the Audit Committee or by the Chairman of the Audit Committee pursuant to authority delegated by the Audit Committee.  No part of the independent auditor services related to the audit fees, audit-related fees, tax fees, or other fees listed in the table above was approved by the Audit Committee pursuant to the exemption from pre-approval provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)           Financial Statements

1.             List of Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets As of December 31, 2005 and 2006

Consolidated Statements of Operations For the years ended December 31, 2004, 2005 and 2006

Consolidated Statements of Stockholders’ Equity (Deficiency) For the years ended December 31, 2004, 2005 and 2006

Consolidated Statements of Cash Flows For the years ended December 31, 2004, 2005 and 2006

Notes to Consolidated Financial Statements

2.             Financial Statements Schedules

All schedules are omitted given the absence of conditions under which they are required to be included or because the required information is included in the financial statements or notes thereto.

(c)           Exhibits

Index No.	Description

2.1(3)	Asset Purchase Agreement between Anchor Coin and Herbst Gaming, Inc. and Market Gaming, Inc. and E-T-T, Inc. dated as of November 21, 2002.

2.2(3)	First Amendment to Asset Purchase Agreement by and among Anchor Coin and Herbst Gaming, Inc. and Market Gaming, Inc. and E-T-T, Inc. dated as of January 14, 2003.

2.3(5)	Asset Purchase and Sale Agreement, dated July 20, 2004, made by and between Mark Twain Casino, L.L.C. and Herbst Gaming, Inc.

2.4(5)	Asset Purchase and Sale Agreement, dated July 20, 2004, made by and between St. Joseph Riverboat Partners and Herbst Gaming, Inc.

2.5(5)	Asset Purchase and Sale Agreement, dated July 20, 2004, made by and between Southern Iowa Gaming Company and Herbst Gaming, Inc.

Index No.	Description

2.6(7)	Amendment to Asset Purchase and Sale Agreement, made by and between Mark Twain Casino, L.L.C. and Herbst Gaming, Inc. dated as of December 2004.

2.7(7)	Amendment to Asset Purchase and Sale Agreement, made by and between St. Joseph Riverboat Partners and Herbst Gaming, Inc. dated as of December 2004.

2.8(7)	Amendment to Asset Purchase and Sale Agreement, made by and between Southern Iowa Gaming Company and Herbst Gaming, Inc. dated as of December 2004.

2.9(7)	Second Amendment to Asset Purchase and Sale Agreement made by and between Southern Iowa Gaming Company and Herbst Gaming, Inc., dated as of January 25, 2005.

2.10(9)	Agreement and Plan of Merger, dated as of May 16, 2006, by and among The Sands Regent, Herbst Gaming, Inc. and HGI-Casinos, Inc.

2.11(10)	Amendment No. 1 to the Agreement and Plan of Merger among The Sands Regent, Herbst Gaming, Inc. and HGI-Casinos, Inc. dated as of August 24, 2006

2.12(11)	Purchase Agreement, dated as of October 31, 2006, by and among New York-New York Hotel & Casino, LLC, PRMA Land Development Company, The Primadonna Company, LLC, and Herbst Gaming, Inc.

3.1(1)	Articles of Incorporation of Herbst Gaming, Inc.

3.2(2)	By-laws of Herbst Gaming, Inc.

4.1(6)	Indenture dated November 22, 2004 by and among Herbst Gaming, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee, relating to 7% Senior Subordinated Notes due 2014.

4.2(6)	Specimen Form of 7% Senior Subordinated Notes due 2014 (included as part of the Indenture at Exhibit 4.1).

4.3(5)	Indenture dated June 11, 2004 by and among Herbst Gaming, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee, relating to 8 1/8% Senior Subordinated Notes due 2012.

10.1(1)	Trademark License Agreement dated August 24, 2001 by and between Herbst Gaming, Inc. and Terrible Herbst, Inc.

10.2++ (5)	Gaming Devices License Agreement dated October 26, 2004 by and between The Vons Companies, Inc. and Market Gaming, Inc.

10.3(1)	Letter Agreement dated May 31, 2006 among Albertson’s, Inc., SUPERVALU, Inc., AB Acquisition LLC and Cardivan Company.

Index No.	Description

10.4++(1)

Gaming License Agreement dated as of June 2, 2006 among Cardivan Company, Nevada CVS Pharmacy, L.L.C., Henderson CVS, L.L.C., Desert Eastern CVS, L.L.C., Maryland Parkway CVS, L.L.C., CVS 2989 Las Vegas, L.L.C. and Senip CVS, L.L.C.*

10.5+(1)	License Agreement dated April 24, 1997 between American Drug Stores, Inc. and Cardivan Company.

10.6+(1)	License Agreement dated April 24, 1997 between American Drug Stores, Inc. and Corral United, Inc. II-13

10.7+(1)	License Agreement dated March 12, 1999 between Rite Aid Corporation and Cardivan Company.

10.8+(1)	First Amendment to Cardivan License Agreement dated March 27, 2000 between Rite Aid Corporation and Cardivan Company.

10.9+(1)	License Agreement dated March 12, 1999 between Rite Aid Corporation and Corral Coin, Inc.

10.10+(1)	First Amendment to Corral Coin License Agreement dated March 27, 2000 between Rite Aid Corporation and Corral Coin, Inc.

10.11+(1)	Gaming Devices License Agreement dated December 20, 1999 by and between Terrible Herbst, Inc. and E-T-T, Inc.

10.12(1)	Amendment to Gaming Device License Agreement dated May , 2001 by and between E-T-T, Inc. and Terrible Herbst, Inc.

10.13+(1)	Agreement dated May 1, 1998 by and between Kmart Corporation and Cardivan Company.

10.14+(1)	License Agreement dated April 24, 1997 between Lucky Stores, Inc. and Cardivan Company.

10.15+(4)	Lease and Sublease Agreement dated July 28, 1993, by and between Smith’s Food & Drug Centers, Inc. and Anchor Coin, as amended.

10.16(4)	Hold Harmless Agreement dated as of September 2, 1993 executed by Anchor Coin in favor of Smith’s Food & Drug Centers, Inc.

10.17+(4)	Letter Agreement and Consent to Assignment dated January 16, 2003.

10.18(1)	Lease Agreement dated July 1, 1997 by and between The Herbst Family Limited Partnership II and E-T-T Enterprises, L.L.C.

10.19(1)	Lease Agreement dated July 1, 1996 by and between The Herbst Family Limited Partnership and E-T-T, Inc.

10.20(1)	Lease extension dated April 30, 2001 between The Herbst Family Limited Partnership and E-T-T, Inc.

Index No.	Description

10.21(1)	Lease dated September 3, 1993 between The 1993 Samuel Josephson Revocable Family Trust and Phoenix Associates.

10.22(1)	Agreement for Sale dated August 1, 1995 between Phoenix Associates and Market Gaming, Inc.

10.23(4)	Lease Agreement dated November 27, 2002 by and between Herbst Grandchildren’s Trust and Herbst Gaming, Inc.

10.24(4)	Lease dated June 2002 by and between Centennial Acquisitions, LLC and Terrible Herbst, Inc.

10.25(4)	Amendment to Lease dated July 30, 2002 by and between Centennial Acquisitions, LLC and Terrible Herbst, Inc.

10.26(4)	Lease Agreement dated July 1, 2002 by and between Terrible Herbst, Inc. and E-T-T, Inc.

10.27(1)	Employment Agreement with Edward J. Herbst dated August 1, 2001.

10.28(8)	Employment Agreement with Mary E. Higgins dated January 1, 2005.

10.29(1)	Form of Executive Compensation and Bonus Plan.

10.30(4)	Code of Ethics.

10.31(13)	Second Amended and Restated Credit Agreement dated as of January 3, 2007 by and among Herbst Gaming, Inc., Bank of America, N.A., as administrative agent and the other lending parties thereto.

10.32*	Gold Ranch Casino Lease, dated as of December 27, 2001, by and between Last Chance, Inc., Prospector Gaming Enterprises, Inc. and Target Investments, L.L.C.

10.33*

Option to Purchase the Gold Ranch Casino Property and Improvements, The Leach Field Property, the Frontage Parcel, the California Lottery Station and the California Lottery Property, and the Right of First Refusal, dated as of December 27, 2001, by and among Prospector Gaming Enterprises, Inc., Target Investments, L. L. C. and Last Chance, Inc.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Herbst Gaming, Inc.

31.1*	Certification of Edward J. Herbst under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Edward J. Herbst under Section 302 of the Sarbanes-Oxley Act of 2002.

Index No.	Description

32.1*	Certifications of Edward J. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential Treatment for a portion of this document has been granted pursuant to Rule 406 under the Securities Act. The omitted portions have been separately filed with the Commission.
++	Confidential Treatment for a portion of this document has been requested pursuant to Rule 406 under the Securities Act. The omitted portions have been separately filed with the Commission.
(1)	Incorporated herein by reference from our registration statement on Form S-4 (SEC No. 33-71094), Part II, Item 21.
(2)	Incorporated herein by reference from our quarterly report on Form 10-Q filed with the SEC on November 14, 2002.
(3)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on March 10, 2003.
(4)	Incorporated herein by reference from our annual report on Form 10-K filed with the SEC on March 24, 2003.
(5)	Incorporated herein by reference from our registration statement on Form S-4 (SEC No. 333-118068-05).
(6)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on November 23, 2004.
(7)	Incorporated herein by reference from our registration statement on Form S-4 (SEC No. 333-122837).
(8)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on March 15, 2006.
(9)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on May 16, 2006.
(10)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on August 28, 2006.
(11)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on November 2, 2006.
(12)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on August 7, 2006.
(13)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on January 9, 2007.
*	Filed herewith.

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

NAME	TITLE	DATE

/s/ Edward J. Herbst	Chairman of the Board, Chief Executive	April 2, 2007
Edward J. Herbst	Officer and President (Principal Executive Officer)

/s/ Mary E. Higgins	Chief Financial Officer (Principal	April 2, 2007
Mary E. Higgins	Financial and Accounting Officer

/s/ Timothy P. Herbst	Executive Vice President and Director	April 2, 2007
Timothy P. Herbst

/s/ Troy D. Herbst	Executive Vice President, Secretary,	April 2, 2007
Troy D. Herbst	Treasurer and Director

/s/ John N. Brewer	Director	April 2, 2007
John N. Brewer

/s/ John F. O’Reilly	Director	April 2, 2007
John F. O’Reilly

S-1