Form 10-Q
period 2007-03-31
HERBST GAMING INC
filed 2007-05-15
CIK 1160294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

FORM 10-Q

i

PART I — FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

HERBST GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2006	March 31, 2007
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$65,640	$98,499
Accounts receivable, net	3,515	7,210
Notes and loans receivable	2,093	2,207
Prepaid expenses	6,681	9,175
Inventory	2,553	2,952
Total current assets	80,482	120,043
Property and equipment, net	234,515	283,703
Lease acquisition costs, net	33,162	30,980
Due from related parties	168	356
Other assets, net	16,649	25,391
Intangibles, net	200,219	199,929
Goodwill	3,255	100,951

Total assets	$568,450	$761,353

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,105	$3,831
Accounts payable	10,016	13,700
Accrued expenses	15,408	31,931

Total current liabilities	26,529	49,462
Long-term debt, less current portion	521,513	699,596
Other liabilities	1,637	2,888

Commitments and contingencies (Note 6)

Stockholders’ equity
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
Retained earnings	14,772	5,408

Total stockholders’ equity	18,771	9,407

Total liabilities and stockholders’ equity	$568,450	$761,353

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2007
	(in thousands)
Revenues
Route operations	$90,872	$74,749
Casino operations	59,740	79,502
Other operations	2,070	7,423
Total revenues	152,682	161,674
Promotional allowances	(7,774)	(11,285)

Net revenues	144,908	150,389

Costs of revenues
Route operations	68,946	64,872
Casino operations	37,482	52,507
Other operations	771	5,641
General and administrative	2,906	4,184
Depreciation and amortization	8,560	12,332
Total costs and expenses	118,665	139,536
Income from operations	26,243	10,853

Other income (expense)
Interest income	208	290
Interest expense, net of capitalized interest (capitalized interest of $160 and $97, respectively)	(9,229)	(13,674)
Decrease in value of derivative instruments	—	(1,333)
Total other expense	(9,021)	(14,717)
Net income (loss)	$17,222	$(3,864)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2007
	(in thousands)
Cash flows from operating activities
Net income (loss)	$17,222	$(3,864)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,560	12,332
Amortization of debt issuance costs	451	945
Debt discount amortization	35	35
Loss on sale of property and equipment	1	13
Change in value of derivative instruments	—	1,333
Decrease (increase) in
Accounts receivable	(218)	873
Prepaid expenses	(30)	(362)
Inventory	(27)	201
Due from related parties	(208)	(188)
Other assets	(36)	(25)
Increase (decrease) in
Accounts payable	(1,653)	33
Accrued expenses	7,042	12,561
Due to related parties	(2)	—
Other liabilities	102	(82)
Net cash provided by operating activities	31,239	23,805
Cash flows from investing activities
Net cash paid for acquisition of Sands	—	(147,812)
Net cash paid for acquisition of Primadonna	—	(1,071)
Additions to notes receivable	(225)	(363)
Collection on notes receivable	206	257
Proceeds from sale of property and equipment	54	18
Purchases of property and equipment	(14,799)	(7,277)
Lease acquisition costs	(390)	(398)
Net cash used in investing activities	(15,154)	(156,646)
Cash flows from financing activities
Proceeds from long-term debt	4,000	375,000
Reduction of long-term debt	(6,277)	(194,226)
Loan origination fees	—	(9,574)
Stockholders’ distributions	(2,229)	(5,500)
Net cash (used in) provided by financing activities	(4,506)	165,700
Net increase in cash and cash equivalents	11,579	32,859
Cash and cash equivalents
Beginning of period	73,849	65,640
End of period	$85,428	$98,499
Supplemental cash flow information
Cash paid for interest	$2,767	$1,842
Supplemental schedule of non-cash investing and financing activities
Purchase of property and equipment financed through accounts payable	$3,405	$3,092

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Principles of Consolidation—The accompanying condensed consolidated financial statements of Herbst Gaming, Inc. (“Herbst” or the “Company”) include the accounts of Herbst and its subsidiaries: E-T-T, Inc. and subsidiaries (“ETT”), Market Gaming, Inc. (“MGI”), E-T-T Enterprises L.L.C. (“E-T-T Enterprises”), Flamingo Paradise Gaming, LLC (“FPG”), HGI-Lakeside (“HGI-L”), HGI-St. Jo (“HGI-SJ”), HGI-Mark Twain (“HGI-MT”) and The Sands Regent (“The Sands Regent”).  The financial statements of ETT are consolidated and include the following wholly-owned subsidiaries: Cardivan Company, Corral Coin, Inc. and Corral Country Coin, Inc.  The financial statements of The Sands Regent are consolidated and include the following direct and indirect wholly-owned subsidiaries: Zante, Inc., Last Chance, Inc., California Prospectors, Ltd. (which is a wholly owned subsidiary of Last Chance, Inc), Plantation Investments, Inc. and Dayton Gaming, Inc.

All significant intercompany balances and transactions between Herbst, ETT, MGI, E-T-T Enterprises, FPG, HGI-L, HGI-SJ, HGI- MT and The Sands Regent have been eliminated in the condensed consolidated financial statements.

ETT and MGI conduct business in the gaming industry and generate revenue principally from gaming machine route operations and casino operations.  Gaming machine route operations involve the installation, operation and service of gaming machines owned by the Company that are located in licensed, leased or subleased space in retail stores (supermarkets, convenience stores, etc.), bars and restaurants throughout the State of Nevada.  The Company operates Terrible’s Town Casino & Bowl in Henderson, Nevada, Terrible’s Searchlight Casino in Searchlight, Nevada and Terrible’s Town Casino and Terrible’s Lakeside Casino & RV Park, both of which are located in Pahrump, Nevada, a community 60 miles west of Las Vegas.  The Company also owns and operates the following casinos in northern Nevada: Terrible’s Rail City Casino in Sparks, Nevada, the Sands Regency Casino and Hotel in downtown Reno, Nevada, Terrible’s Gold Ranch Casino and RV Resort in Verdi, Nevada and Terrible’s Dayton Casino and Red Hawk Sports Bar, both located in Dayton, Nevada.

•                                          E-T-T Enterprises develops and leases real estate to ETT.

•                                          FPG owns and operates Terrible’s Hotel & Casino (“Terrible’s Casino”) in Las Vegas, Nevada, which began operations in December 2000.

•                                          HGI-L owns and operates Terrible’s Lakeside Casino (“Lakeside Iowa”), as well as a hotel, gas station and convenience store, all located in Osceola, Iowa, which were acquired in February 2005.

•                                          HGI-SJ owns and operates Terrible’s St. Jo Frontier Casino (“St. Jo”) in St. Joseph, Missouri, which was acquired in February 2005.

•                                          HGI-MT owns and operates Terrible’s Mark Twain Casino in La Grange, Missouri, which was acquired in February 2005.

•                                          The Sands Regent and its direct and indirect wholly-owned subsidiaries, which were acquired on January 3, 2007, own and operate Terrible’s Rail City Casino in Sparks, Nevada, the Sands Regency Casino Hotel in Reno, Nevada, the Terrible’s Gold Ranch Casino and RV Resort in Verdi, Nevada and Terrible’s Dayton Casino and Red Hawk Sports Bar, each of which is in Dayton, Nevada.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986.  Under those provisions, the owners of the Company pay income taxes on its taxable income.  Accordingly, a provision for income taxes is not included in our financial statements.  During the quarter The Sands Regent converted to a Subchapter S Corporation from a C Corporation

The gaming industry in the States of Nevada, Iowa and Missouri is subject to extensive state and local government regulation.  The Company’s gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada Gaming Control Board, the Iowa Racing and Gaming Commission and the Missouri Gaming Commission, as well as local jurisdictions.

Basis of Presentation—The condensed consolidated financial statements of Herbst Gaming, Inc. as of March 31, 2007, and for the three months ended March 31, 2007 and 2006, are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the financial results for the interim periods.  Our results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007.  These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

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

Reclassifications—Certain amounts have been reclassified from General and administrative expenses to segment expenses to more accurately reflect the Company segments going forward.  To conform to the current period’s presentation, expenses for the three months ended March 31, 2006 include the following adjustments:  General and administrative expenses are decreased by $1,262,000, Route expenses are increased by $309,000 and Nevada casino expenses are increased by $953,000.  Such reclassifications had no impact on net income or equity.

Goodwill—The Company has approximately $100,951,000 in goodwill in its consolidated balance sheet as of March 31, 2007.  Approximately $ 97,696,000 of this total was added this quarter resulting from the acquisition of The Sands Regent, described in footnote 2 below.  This amount is an estimate and will be finalized upon the completion of a third party valuation later this year.  The estimated fair values are based on an independent appraisal and estimates made by management.  To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

An accounting standard adopted in 2002 requires a review at least annually of goodwill and indefinite lived and finite intangibles for impairment.  The Company completes its annual assessment for impairment in the fourth quarter of each year.  The annual evaluation of goodwill requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value.  Changes in forecasted operations can materially affect these estimates.  Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

Recently Issued and Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which adds Section N to Topic 1, “Financial Statements.”  Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. To provide full disclosure, registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in their financial statements covering the first fiscal year ending after November 15, 2006.  The adoption of SAB No. 108 did not have a material effect on our consolidated financial statements.

The FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment to SFAS 133).”  These statements establish accounting and reporting standards for derivative instruments for fiscal years beginning after June 15, 2000.  At March 31, 2007, we had an interest rate swap outstanding that did not qualify as a hedge, resulting in a charge to earnings of $1.3 million.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an Amendment of FASB Statements No. 133 and 140.”  SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its hosts) if the holder elects to irrevocably account for the whole instrument on a fair value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006.  We do not expect the adoption of SFAS No. 155 to have a material effect on our consolidated financial statements, as we do not currently have any financial instruments that meet the criteria specified under SFAS No. 155.

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

	Three Months Ended March 31,
	2006	2007
	(dollars in thousands)
Room	$144	$668
Food and Beverage	1,826	2,976
Other	4,909	5,820
Total	$6,879	$9,464

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

2.                                      ACQUISITIONS

Primm Acquisition

On April 10, 2007, the Company completed the previously announced acquisition of certain gaming assets of MGM MIRAGE (the “Primm Acquisition”) for a cash purchase price of $400 million.  These assets include the Buffalo Bill’s, Primm Valley and Whiskey Pete’s hotel-casinos located in Primm, Nevada (collectively, the “Primm Properties”).

Sands Regent Acquisition

On January 3, 2007, the Company completed the acquisition of The Sands Regent (the “Sands Regent Acquisition”), paying approximately $148.7 million in cash for the outstanding securities of The Sands Regent, the repayment of outstanding debt and related fees. The purchase price allocation is described in the following tables.  The Sands Regent operates casinos and tourist-based facilities, including Rail City Casino in Sparks, Nevada, the Sands Regency Casino Hotel in Reno, Nevada, the Gold Ranch Casino and RV Resort in Verdi Nevada and Depot Casino and Red Hawk Sports Bar, each in Dayton, Nevada.  The Company used borrowings under its amended and restated credit facility to fund the purchase price of the Sands Regent Acquisition.  The Sands Regent Acquisition was recorded under the purchase method of accounting and the results of operations of the assets of The Sands Regent have been included in the Company’s consolidated results following the date of acquisition. All of the goodwill associated with the Sands Regent Acquisition is included in the Casino Operations—Nevada reporting segment.

The allocation of the amended purchase price, which is subject to change based on a final valuation of the assets acquired and liabilities assumed as of the closing date of the acquisition, is as follows:

Estimated Fair Market Value of assets acquired (in thousands) net of cash

Receivables	$4,568
Inventory	600
Prepaid	2,132
Property, plant and equipment	49,771
Goodwill	97,696

Estimated Fair Market Value of liabilities assumed (in thousands)

Accounts payable	$(2,154)
Accrued expenses	(3,962)
Total cash purchase price	$148,651

The table below reflects unaudited pro forma consolidated results of the Company as if the Sands Regent Acquisition had taken place at January 1, 2006 (dollars in thousands).

Three months ended March 31, 2006 Pro forma
Revenues	$165,909
Income from operations	27,402
Net income	$15,583

In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of the earliest period presented.

3.             PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31, 2006	March 31, 2007

Building	$133,867	$153,336
Gaming equipment	116,630	116,857
Furniture, fixtures, and equipment	52,248	64,975
Leasehold improvements	2,001	2,003
Land	19,425	34,001
Barge	17,153	17,154
Construction-in-progress	2,344	12,938

Less accumulated depreciation	(109,153)	(117,561)
	$234,515	$283,703

4.             GOODWILL

During the first quarter of 2007 we acquired the stock of The Sands Regent.  In connection with this transaction, we recorded a significant amount of goodwill included in the table below.

The changes in the carrying amount of goodwill for the quarter ended March 31, 2007 are as follows:

Balance as of January 1, 2007	$3,255
Goodwill acquired during the year	97,696
Total	$100,951

Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired in a business combination.  Goodwill has been determined to have an indefinite life and is therefore not amortized.

The amount of goodwill from the Sands Regent Acquisition is an estimate and will be finalized when we receive the results from a third party valuation later in the year.

5.             OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	December 31, 2006	March 31, 2007
Debt issuance costs, net of accumulated amortization of $4,145 and $5,090, respectively	$10,475	$19,104
Other assets	6,174	6,287
Total	$16,649	$25,391

6.                                    ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	December 31, 2006	March 31, 2007

Accrued interest	$3,635	$14,583
Progressive jackpot liabilities	2,080	2,281
Accrued payroll and related	4,267	7,636
Other accrued expenses	5,426	7,431
Total	$15,408	$31,931

7.             LONG-TERM DEBT

Long-term debt consists of the following (dollars in thousands):

	December 31, 2006	March 31, 2007

Revolving credit facility secured by assets of the Company. Draws on this facility bear interest at a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The revolving credit facility matures on January 3, 2013.	$95,000	$—
Term loan secured by assets of the Company. The term loan bears interest on a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The term loan requires $938 principal payments due quarterly for the first five years of the term loan, with the balance payable at maturity. The average rate at March 31, 2007 was 7.24%.The term loan matures on January 3, 2014.	98,250	374,062
8 1/8% senior subordinated notes due June 1, 2012 with interest paid semi-annually on June 1 and December 1, including an original issue discount of $779 and $743, respectively.	159,221	159,257
7% senior subordinated notes due November 1, 2014 with interest paid semi-annually on May 15 and November 15.	170,000	170,000
Notes payable to automobile finance companies secured by vehicles, payable in monthly installments of $10, including interest ranging from 0% to 7.99%.	147	108
Total debt	522,618	703,427
Less current portion	(1,105)	(3,831)
Total long-term debt	$521,513	$699,596

8 1/8% Senior Subordinated Notes

On June 11, 2005, the Company issued (through a private placement) $160 million in 8 1/8% senior subordinated notes due June 1, 2012 (the “8 1/8% notes”).

The proceeds from the 8 1/8% notes, along with the amended and restated credit facility, were used to retire 97% of the Company’s outstanding 10 3/4% notes for $242.1 million and to pay a $15.0 million dividend to shareholders. Fees of $4.3 million associated with the 8 1/8% notes and $3.5 million associated with the amended and restated credit facility are included in other assets at March 31, 2007 and are being amortized over the life of the indebtedness.

The 8 1/8% notes mature on June 1, 2012. Interest is payable in cash at a rate of 8 1/8% per annum on June 1 and December 1 of each year, beginning on December 1, 2005. The indenture under which the 8 1/8% notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on certain payments such as dividends. The Company is in compliance with these covenants as of March 31, 2007.

7% Senior Subordinated Notes

On November 22, 2004, the Company issued (through a private placement) $170 million in 7% senior subordinated notes due November 1, 2014 (the “7% notes”).

The proceeds from the 7% notes, along with borrowings under our credit facility then in effect were used to finance the Grace Acquisition in February 2005.  Fees of $6.2 million associated with the 7% notes and our credit facility then in effect are included in other assets at March 31, 2007 and are being amortized over the life of the indebtedness.

The 7% notes mature on November 15, 2014. Interest is payable in cash at a rate of 7% per annum on May 15 and November 15 of each year, beginning on May 15, 2005. The indenture under which the 7% notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on certain payments such as dividends. The Company is in compliance with these covenants as of March 31, 2007.

In February 2005, the Company filed a Form S-4 registration statement with the Securities and Exchange Commission for the purpose of effecting the exchange of the 7% notes for identical notes registered for resale under the federal securities laws. This registration statement became effective in April 2005 and the exchange offer was consummated in May 2005.

The Company’s senior notes are guaranteed by E-T-T, Inc. and its subsidiaries, Cardivan Company, Corral Coin, Inc., Corral Country Coin, Inc., Corral Coin, Inc., E-T-T Enterprises L.L.C., Market Gaming, Inc., and Flamingo Paradise Gaming, LLC, HGI-Lakeside, HGI-St Jo and HGI-Mark Twain and The Sands Regent and its subsidiaries, all of which are one-hundred percent-owned subsidiaries of Herbst Gaming, Inc.

Credit Facilities

On January 3, 2007, the Company amended and restated the senior secured credit facility it entered into on June 10, 2005 (the “amended and restated credit facility”). This amended and restated credit facility provides for an $875 million revolving credit facility and included the ability to issue $375 million under a term facility to fund the Sands Regent Acquisition and a delay draw term facility to fund the Primm Acquisition. Borrowings under the amended and restated credit facility bear interest, selected monthly at the Company’s option, at a premium over the base rate or the one-, two-, three- or six-month Eurodollar Rate (“Eurodollar”).  The premium depends on a leverage ratio and can vary, if determined by reference to the base rate, between 0.0% and 0.750% and, if determined by reference to Eurodollar, between 1.000% and 2.000%. As of March 31, 2007, using the one-month Eurodollar option, the premium over Eurodollar was 1.75%.  The Company incurs a commitment fee, payable quarterly in arrears, on the unused portion of the senior secured credit facility. This fee varies depending on a leverage ratio and can vary between 0.25% and 0.375% per annum. As of March 31, 2007, the fee was 0.35% per annum times the average unused portion of the facility.

The amended and restated credit facility contains various limitations and restrictions, including with respect to leverage covenants (both senior and total) as well as a minimum fixed charge coverage ratio.  The Company is in compliance with these covenants as of March 31, 2007.

Long-term debt is expected to mature as follows (dollars in thousands):

March 31, 2007

2007	$3,831
2008	3,773
2009	3,754
2010	3,750
2011	359,063
Thereafter	329,256
Total	$703,427

8.                                      BUSINESS SEGMENTS

The Company operates through two business segments: slot route operations and casino operations.  The slot route operations involve the installation, operation and service of slot machines at strategic, high traffic non-casino locations such as grocery stores, drug stores, convenience stores, bars and restaurants.  Casino operations are broken into geographic segments: casinos located in Nevada and casinos located in other states.  The Company has ten casinos located in Nevada: Terrible’s Town Casino in Henderson, Nevada, Terrible’s Casino Searchlight in Searchlight, Nevada, Terrible’s Town Casino and Terrible’s Lakeside Casino, both of which are located in Pahrump, Nevada, Terrible’s Hotel & Casino in Las Vegas, Nevada, Rail City Casino in Sparks, Nevada, the Sands Regency Casino Hotel in Reno, Nevada, the Gold Ranch Casino and RV Resort in Verdi Nevada and Depot Casino and Red Hawk Sports Bar, both of which are located in Dayton, Nevada.  The Company has three casinos located in other states:  Terrible’s Lakeside Casino Resort in Osceola, Iowa, Terrible’s Mark Twain Casino in LaGrange, Missouri and Terrible’s St. Jo Frontier Casino in St. Joseph, Missouri.

Net revenues, income from operations, depreciation and amortization and EBITDA (as defined in footnote 2 below) for these segments are as follows (dollars in thousands):

	Three Months Ended March 31,
	2006	2007
Net revenues
Slot route operations	$90,858	$74,724
Casino operations:
Nevada	21,345	37,814
Other states	30,635	30,428
Other operations-non gaming	2,070	7,423
Total net revenues	$144,908	$150,389
Income from segment operations (excluding general and administrative expense)
Slot route operations	$17,108	$4,174
Casino operations:
Nevada	4,169	3,843
Other states	6,653	5,318
Total income from segment operations	27,930	13,335
Other	(1,687)	(2,482)
Total income from operations	$26,243	$10,853

Depreciation and amortization
Slot route operations	$4,804	$5,678
Casino operations:
Nevada	1,408	3,772
Other states	2,268	2,802
Other	80	80
Total depreciation and amortization	$8,560	$12,332

Segment EBITDA (2)
Slot route operations	$21,912	$9,852
Casino operations:
Nevada	5,577	7,615
Other states	8,921	8,120
Other and corporate (1)	(1,399)	(2,112)
Depreciation and amortization	(8,560)	(12,332)
Interest expense, net of capitalized interest	(9,229)	(13,674)
Decrease in value of derivative instruments	—	(1,333)
Net income (Loss)	$17,222	$(3,864)

(1)          Represents non-gaming revenues, general and administrative expenses and interest income.

(2)          Segment EBITDA is used by management to measure segment profits and losses and consists of income from segment operations plus depreciation and amortization and is calculated before allocation of overhead.

9.                                      COMMITMENTS AND CONTINGENCIES

On February 17, 2006, the Clark County Circuit Court entered judgment of a jury verdict delivered on January 14, 2006 against ETT for $4.1 million in compensatory damages and $10.1 million in punitive damages.  The jury verdict was delivered in connection with an action brought by the family of an individual that alleged that ETT had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from ETT and, while drunk, hit and killed the individual.  The punitive damage award was subsequently lowered to $4.1 million in a post-trial ruling.  The Company believes the award of compensatory and punitive damages against ETT, the liability of ETT and the amount thereof, is not supportable in either law or in fact and plans to vigorously pursue all appropriate post-trial and other remedies, including exercising its right to appeal. Based on a review of the legal opinions and facts available to the Company at this time, the Company has not reserved for this lawsuit.

Pursuant to the Sands Regent Acquisition, the Company assumed a lease with Prospector Gaming Enterprises in respect of the real property on which the Gold Ranch Casino and RV Resort is located that provides for a minimum base payment schedule of $575,000 per year.  The lease expires on January 1, 2022, subject to renewal for a term of up to 20 additional years.  Payments under this lease are subject to increases in the event that the Gold Ranch Casino and RV Resort meets certain revenue thresholds.  Management does not believe these thresholds will be met without major expansion of the gaming facilities.

10.                               DERIVATIVE INSTRUMENTS

We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and all amendments thereto.  SFAS No. 133 requires that all derivative instruments be recognized in the financial statements at fair value.  Any changes in fair value are recorded in the income statement or in other comprehensive income, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction and the effectiveness of the hedge.  The estimated fair values of our derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts.

We use an interest rate swap to manage the mix of our debt between fixed and variable rate instruments entered into in January 2007.  As of March 31, 2007, we have one interest rate swap agreement for a notional amount of $350 million.  Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreement will have a corresponding effect on future cash flows.

Our derivative instruments contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties.

The major terms of the interest rate swap are as follows:

Effective Date	Type of Hedge	Fixed Rate Paid	Variable Rate Received as of March 31, 2007	Notional Amount (in thousands)	Maturity Date
January 2, 2007	Cash Flow	5.04%	5.36%	$350,000	January 2, 2014

                We have determined that the interest rate swap does not meet the requirements to qualify for hedge accounting and have therefore recorded a $1.3 million charge for the change in fair value of this derivative instrument in our condensed consolidated statements of operations for the three-month period ended March 31, 2007.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a diversified gaming company that focuses on two business lines: slot route operations and casino operations.  At March 31, 2007, we owned and operated approximately 13,500 slot machines.  Our route operations involve the exclusive installation and operation of approximately 7,300 slot machines as of March 31, 2007 in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants.  Taking into account the Sands Regent Acquisition, our casino operations consist of thirteen casinos located in Nevada, Iowa and Missouri, all operated (or, with respect to our newly acquired properties, expected to be operated) under the “Terrible’s” brand.

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

Our revenues are primarily derived from gaming revenues, which include revenues from slot machines and table games.  Gaming revenues are generally defined as gaming wins less gaming losses.  Our largest component of revenues is from our slot machines.  Promotional allowances consist primarily of food and beverages furnished gratuitously to customers.  The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances.  We calculate income from operations as net revenues less total operating costs and expenses.  Income from operations represents only those amounts that relate to our operations and excludes interest income, interest expense and other non-operating income and expenses.  Segment EBITDA consists of income from segment operations plus depreciation and amortization, and is calculated before an allocation of overhead.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986.  Under those provisions, the owners of our Company pay income taxes on our taxable income.  Accordingly, a provision for income taxes is not included in our financial statements.  During the quarter The Sands Regent elected to be treated as a Subchapter S corporation for federal income tax purposes.

On January 3, 2007, we consummated the Sands Regent Acquisition, paying approximately $148.7 million in cash for the outstanding securities of The Sands Regent, the prepayment of outstanding debt and related fees.  The Sands Regent operates casinos and tourist-based facilities, including Rail City Casino in Sparks, Nevada, which has approximately 16,600 square feet of gaming space housing 622 slot machines and 7 table games; the Sands Regency Casino Hotel in downtown Reno, Nevada, which contains 539 slot machines, 20 table games and an 833-room hotel; the Gold Ranch Casino and RV Resort in Verdi, Nevada, which contains 245 slot machines, a California lottery station located on the Nevada/California border, a 105-space RV park and an ARCO gas station and convenience store; and Depot Casino and Red Hawk Sports Bar, each located in Dayton, Nevada, which together contain an aggregate of approximately 255 slot machines.  We used proceeds from our amended and restated credit facility to fund the Sands Regent Acquisition.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Route Operations

	Three months ended March 31, 2006		Three months ended March 31, 2007
	$	% of revenue	$	% of revenue
Slot route revenue	$90,872	100.0%	$74,749	100.0%
Promotional allowances	(14)	0.0	(25)	0.0
Direct expenses	(68,946)	75.9	(64,872)	86.8
EBITDA	21,912	24.1	9,852	13.2
Depreciation and amortization	(4,804)	5.3	(5,678)	7.6
Income from slot route operations	$17,108	18.8%	$4,174	5.6%

Route operations accounted for 46% of total revenues during the three months ended March 31, 2007, compared to 60% of total revenues during the three months ended March 31, 2006.  Total revenues from route operations were $74.7 million for the three months ended March 31, 2007, a decrease of $16.2 million, or 18%, from $90.9 million for the three months ended March 31, 2006.  At March 31, 2007, we were operating approximately 7,300 slot machines, which is 200 more than the 7,100 we operated at March 31, 2006.  The decrease in route revenue in the first quarter of 2007 primarily reflects the impact of the passage in November 2006 in Nevada of a ban on smoking in bars, taverns, grocery and convenience stores and restaurants, as well as other public places

(excluding casino floors) which became effective on December 8, 2006.  The ban has had the most significant impact in the first quarter of the year on the grocery and convenience stores due to slow adoption and regulation by the County Health Districts on bars and taverns.

Route operating costs were $64.9 million, or 87% of route revenues, for the three months ended March 31, 2007.  This compares to $68.9 million and 76% of route revenues for the same period in 2006.  The decrease in route operating expenses was primarily associated with the decrease in expenses associated with the lower revenues at our participation locations, which are route accounts where the operative contract provides for a decrease in revenue share costs in conjunction with revenue decline. We typically enter into fixed space leases with our chain store customers, which do not provide for a decrease in our lease payments if revenue declines. However, many of our larger space lease contracts have provisions that call for an adjustment of lease payments when and if a smoking ban were to occur.  The majority of those contracts however require a six month review prior to a rent adjustment.  We are currently meeting with all of theses locations and preparing for rental adjustments in July of 2007.  The amounts of these adjustments cannot be determined until the six month period is nearer completion.

As a result of the smoking ban discussed above, route EBITDA for the three months ended March 31, 2007 was $9.9 million, a decrease of $12.0 million, or 55%, from $21.9 million for the three months ended March 31, 2006.

Casino Operations

	Three months ended March 31, 2006		Three months ended March 31, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$59,740	100.0%	$79,502	100.0%
Promotional allowances	(7,760)	13.0	(11,260)	14.2
Direct expenses	(37,482)	62.7	(52,507)	66.0
EBITDA	14,498	24.3	15,735	19.8
Depreciation and amortization	(3,676)	6.2	(6,574)	8.3
Income from casino operations	$10,822	18.1%	$9,161	11.5%

Casino operations accounted for 49% of total revenues for the three month period ended March 31, 2007 and 39% of total revenues for the three months ended March 31, 2006.  Total revenues derived from casino operations were $79.5 million for the three months ended March 31, 2007, an increase of $19.8 million, or 33%, from $59.7 million for the three months ended March 31, 2006.  The most significant impact was the inclusion of the Sands Regent casinos that were acquired on January 3, 2007.  The following paragraphs reflect the results from our casinos geographically between those in Nevada and those in other states.

Casino Operations — Nevada

	Three months ended March 31, 2006		Three months ended March 31, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$24,545	100.0%	$43,933	100.0%
Promotional allowances	(3,200)	13.0	(6,119)	13.9
Direct expenses	(15,768)	64.2	(30,199)	68.7
EBITDA	5,577	22.8	7,615	17.4
Depreciation and amortization	(1,408)	5.7	(3,772)	8.6
Income from casino operations	$4,169	17.1%	$3,843	8.8%

Nevada casino operations accounted for 27% of total revenues for the three months ended March 31, 2007 and 16% of total revenues for the three months ended March 31, 2006.  Revenues derived from Nevada casino operations were $43.9 million for the three months ended March 31, 2007, an increase of $19.4 million, or 79%, from $24.5 million for the three months ended March 31, 2006.  These results reflect increases in revenue due to the four casinos acquired in the Sands Regent Acquisition, all located in northern Nevada.  The new casinos accounted for $16.3 million of the $16.4 million increase in net revenues.  There were revenue increases at all existing casinos in Nevada except at the two casinos in Pahrump.  The decreases in the revenues at the casinos in Pahrump were due in part to the sale in 2006 of two of our primary competitors to new owners.  Upon acquisition, these new owners spent capital in these older properties to make them more competitive.  Additionally, during the quarter we disrupted play at the Pahrump facilities in order to replace their slot player tracking and rewards systems.  Terrible’s Casino in Las Vegas showed an increase in revenue for the quarter, but this revenue was generated from non-gaming areas such as expanded hotel and food and beverage services.  In the aggregate, net revenues at existing casino locations were up approximately 1% from the first quarter of 2006.

Nevada casino operating costs for the three months ended March 31, 2007 were $30.2 million, up $14.4 million, or 91%, from the first quarter of 2006.  The majority of this increase (approximately $13.5 million) represents operating costs of the newly acquired Sands Regent casinos.  The remainder of the increase consisted of cost increases at the expanded Terrible’s casinos related to increased food and beverage costs.  Nevada casino promotional spending was up $2.9 million, or 90.6%.  Approximately $2.2 million of this increase was attributable to spending at the Sands Regent casinos and the remainder was due to increases in promotional spending at the casinos in Southern Nevada.  As a result, promotional allowances increased from 13.0% of revenues for the three months ended March 31, 2006 to 13.9% of revenues for the three months ended March 31, 2007.  Nevada casino EBITDA was $7.6 million for the three months ended March 31, 2007 compared to $5.6 million for the three months ended March 31, 2006.

Casino Operations — Other states

	Three months ended March 31, 2006		Three months ended March 31, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$35,195	100.0%	$35,569	100.0%
Promotional allowances	(4,560)	13.0	(5,141)	14.5
Direct expenses	(21,714)	61.7	(22,308)	62.7
EBITDA	8,921	25.3	8,120	22.8
Depreciation and amortization	(2,268)	6.4	(2,802)	7.9
Income from casino operations	$6,653	18.9%	$5,318	14.9%

Casino operations in other states accounted for 22.0% of total revenues for the three months ended March 31, 2007 and 23% of total revenues for the three months ended March 31, 2006.  Total revenues derived from casino operations located in states other than Nevada were $35.6 million for the three months ended March 31, 2007, an increase of $0.4 million, or 1.0%, from $35.2 million for the three months ended March 31, 2006.

Other state casino operating costs were $22.3 million, or 63.0% of revenues, for the three months ended March 31, 2007, an increase of $0.6 million compared to $21.7 million, or 62% of revenues, for the three months ended March 31, 2006.  The increase in operating costs was primarily attributable to increases in food and beverage costs and increased payroll of $0.4 million.

Promotional allowances for the three months ending March 31, 2007 were $5.1 million compared to $4.6 million for the three months ended March 31, 2006, an increase of $0.5 million.   Increased spending on promotions associated with increased customer play consists of the increase in cash, player point promotions and food specials that we began offering to patrons in order to offset the disruption and keep player loyalty during the renovations at our casinos in Iowa and Missouri.  The intense promotional competition, especially in Iowa, has caused the amounts to remain high for the first quarter of 2007.  Due to these increased costs and relatively flat revenue, other state casino EBITDA was $8.1 million for the three months ended March 31, 2007, a decrease of $0.8 million, or 9.0%, from $8.9 million for the three months ended March 31, 2006.

Other Operations

Revenue from other operations consists of revenue from sources such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations, including sales at our gas station and convenience store located in Osceola, Iowa and, beginning this quarter, the inclusion of Terrible’s Gold Ranch, our gas station in Verdi, Nevada, which was part of the Sands Regent Acquisition.  Revenues from other operations were $7.4 million for the three months ended March 31, 2007 compared to $2.1 million for the three months ended March 31, 2006, an increase of $5.3 million, $4.8 million of which was associated with the revenue from the gas station operations at Terrible’s Gold Ranch.  Costs associated with these revenues were $5.6 million for the three months ended March 31, 2007 and $0.8 million for the three months ended March 31, 2006, an increase of $4.8 million, $4.4 million of which consisted of gasoline costs associated with the acquired gas station operations at Terrible’s Gold Ranch.

Promotional Allowances

Promotional allowances were $11.3 million, or 7% of total revenues, for the three months ended March 31, 2007, an increase of $3.5 million, or 45%, from $7.8 million, or 5.1% of total revenues, for the three months ended March 31, 2006.  The increase consisted of $2.2 million of promotional spending associated with casinos acquired pursuant to the Sands Regent Acquisition, an increase of $0.7 million, or 21.9%, in promotional spending in Nevada and an increase of $0.5 million, or 10.9%, in promotional spending in the Midwest.

Costs of Revenues

	Three months ended March 31, 2006		Three months ended March 31, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Other operations	$(771)	0.5%	$(5,641)	3.5%
General and administrative	$(2,906)	1.9	$(4,184)	2.6
Depreciation and amortization	$(8,560)	5.6	$(12,332)	7.6

General and administrative (“G&A”) expenses were $4.2 million for the three months ended March 31, 2007, which is $1.3 million higher than the $2.9 million for the three months ended March 31, 2006.  The increase was due to the Sands Regent Acquisition as well as increased overhead associated with insurance and professional fees.  G&A expenses as a percentage of revenue was 2.6% of revenue for the first quarter of 2007 compared to 1.9% for the first quarter of 2006.

Depreciation and amortization expense was $12.3 million for the three months ended March 31, 2007, an increase of $3.7 million, or 43%, from $8.6 million for the three months ended March 31, 2006.  The increase was primarily due to the depreciation and amortization expenses associated with the Sands Regent Acquisition, which represented $1.7 million of the increase, as well as the inclusion of the parking garage and expansion at Terrible’s Casino in Las Vegas and renovations at Lakeside Iowa.

Other operations consist of costs related entirely to the gasoline service station operations at Lakeside, Iowa and our newly acquired facility at Verdi, Nevada.

Income from Operations

As a result of the factors discussed above, income from operations was $10.9 million for the three months ended March 31, 2007, a decrease of $15.3 million from $26.2 million for the three months ended March 31, 2006.  As a percentage of total revenues, income from operations was 7% for the three month period ended March 31, 2007 compared to 17% for the prior year period.

Other Expenses

Other expense was $14.7 million for the three months ended March 31, 2007, an increase of $5.7 million from $9.0 million for the three months ended March 31, 2006.

Our interest costs increased from $9.2 million during the three months ended March 31, 2006 to $13.7 million during the three months ended March 31, 2007.  The Company’s debt increased from $498.4 million at March 31, 2006 to $703.4 million at March 31, 2007, such increase due primarily to the Sands Regent and Primm Acquisitions.

During the first quarter of 2007, the Company recognized a decrease in the value of a derivative instrument of $1.3 million.  This was associated with the valuation of an interest rate swap the Company entered into in conjunction with its new $700 million term loan facility completed on January 3, 2007.

Net Income (Loss)

Net losses for the three months ended March 31, 2007 were $3.9 million compared to a net income of $17.2 million for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

At March 31, 2007, we maintained $98 million in cash and equivalents.  We expect to fund our existing operations, debt service and capital needs from operating cash flow and cash on hand.  Based upon our anticipated future operations, we believe that cash on hand, together with available cash flow, will be adequate to meet our anticipated working capital requirements for existing operations, capital expenditures for existing operations and scheduled payments of interest on our outstanding indebtedness for at least the foreseeable future.  No assurances can be given, however, that our cash flow will be sufficient for that purpose.  There can be no assurance that our estimates of our cash needs in respect of existing operations are accurate or that new business developments or other unforeseeable events will not occur, resulting in the need to raise additional funds.

Operating Activities

During the three months ended March 31, 2007, operating activities provided $23.8 million in cash flows on $3.9 million in net losses.

Investing Activities and Capital Expenditures

For the three months ended March 31, 2007, we used for investing activities net cash of $156.6 million primarily related to the acquisition of The Sands Regent for $147.8 million, as well as capital spent for the refurbishment of our casino properties and purchase of gaming machines for our route operations.  Cash paid for capital expenditures for the three month period was $7.3 million.

Capital expenditures for the remainder of the year are anticipated to be approximately $30 million.

Financing Activities

Cash flows provided by financing activities were $165.7 million in the first three months of 2007.  During the first three months of 2007, the Company repaid debt of $194.2 million while borrowing $375.0 million and made shareholder distributions of $5.5 million.  Approximately $3.3 million of these distributions were for income taxes.

We maintain a $875.0 million amended and restated senior credit facility, $375.0 million of which consists of a term loan incurred in connection with the Sands Regent Acquisition, $325.0 million of which consists of a delay draw term loan incurred in connection with the Primm Acquisition, each of which term loans mature on December 2, 2011 if we have not refinanced our 8 1/8% senior subordinated notes due 2012 (“8 1/8% notes”), and otherwise on January 3, 2014, and $175.0 million of which consists of a revolving credit facility due on December 2, 2011 if we have not refinanced our 8 1/8% notes, and otherwise on January 3, 2013, of which $175.0 million was available for future borrowings at March 31, 2007.  Interest accrues on borrowings under our amended and restated credit facility based on a floating rate.  This floating rate is based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread.  Our average floating rate on debt incurred under the amended and restated credit facility was 7.24% at March 31, 2007.

At March 31, 2007, our debt included approximately $159.0 million of our 8 1/8% notes and $170.0 million of our 7% senior subordinated notes due 2014.  After giving effect to indebtedness under our senior subordinated notes and borrowings under our amended and restated credit facility, our total debt is approximately $703.4 million.

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

Other significant uses of cash in the three months ended March 31, 2007 include interest and distributions made to stockholders for payment of S corporation taxes and discretionary distributions.  Our cash payments for interest were $1.8 million for the three months ended March 31, 2007.  The distributions to stockholders included $3.3 million in distributions for S corporation taxes and other cash distributions of approximately $2.2 million.

Cash interest payments and recurring stockholder distributions for the remainder of 2007 should be approximately the same as 2006.  Stockholder distributions for S corporation taxes will be significantly lower in 2007 as net losses have been incurred related to the route revenue decreases as well as the inclusion for tax purposes of the amortization of the intangible assets of both The Sands Regent and the Primm Properties.

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements requires our management to adopt accounting policies and make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  Our business and industry is highly regulated.  The majority of our revenue is counted in the form of cash, chips and tokens and therefore is not subject to any significant or complex estimation procedures.

CERTAIN FORWARD-LOOKING STATEMENTS

We make statements in this report that relate to matters that are not historical facts, which we refer to as “forward-looking statements,” regarding, among other things, our business strategy, our prospects and our financial position.  These statements may be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “should” or “anticipates” or the negative or other variation of these or similar words or by discussions of strategy or risks and uncertainties. Forward-looking statements in this report include, among other things, statements concerning:

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

•                  The success of our route operations is dependent on our ability to renegotiate and renew our contracts.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any cash or cash equivalents as of March 31, 2007 that are subject to market risk based on changes in interest rates.  As a result of our amended and restated credit facility, we are exposed to some market risk due to floating or variable interest rates, although we have mitigated some of this risk by entering into an interest rate swap in the first quarter of 2007.  The interest on revolving borrowings and on the term loan under our amended and restated credit facility is based on a floating rate (a base rate or LIBOR, at our option), plus a leverage grid-based variable amount.  At March 31, 2007, the principal amount of the related borrowings under our amended and restated credit facility is approximately $703.4 million, of which $25 million is subject to variable interest rates after taking into account our interest rate swap.  A hypothetical 1.0% increase in LIBOR would result in an approximately $0.25 million annual increase in interest expense.

The carrying value of our cash, trade, notes and loans receivable and trade payables approximates fair value primarily because of the short maturities of these instruments.  The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.  Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $699.0.million as of March 31, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

(a)           Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting.  The material weakness identified in our internal control for the quarter ended March 31, 2007 is a failure to have in place sufficient documentation as required by generally accepted accounting principles in order to permit the acquisition of an interest rate swap in the notional amount of $350 million to properly qualify as a hedge of a corresponding principle amount under our credit facility.

Notwithstanding the fact that the financial information presented in this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2007 was prepared in the absence of effective internal control over financial reporting, as described above, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows.

Nevertheless, there can be no assurance that either this evaluation process or our existing disclosure controls and procedures will prevent or detect all errors and all fraud, if any, or result in accurate and reliable disclosure.  A control system can provide only reasonable and not absolute assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Additionally, judgments in decision-making can be faulty and breakdowns in internal control can occur because of simple errors or mistakes that are not detected on a timely basis.

Currently, we are in the process of developing and implementing measures to address the material weakness described above.  Specifically, we are drafting an internal policy, which will be completed during the second quarter of this fiscal year, regarding hedging transactions that will set forth the required procedures and documentation in order to permit such transactions undertaken by us to qualify for hedge accounting.

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

On November 7, 2006, voters in Nevada passed Question 5, an initiative that prohibits smoking in indoor places of employment including, but not limited to, bars and taverns that serve food, grocery stores, malls and other retail establishments, and that gives future control over smoking regulation to individual counties or municipalities.  The Company had supported a competing initiative, which banned smoking in restaurants and other locations frequented by minors and vested all future smoking regulation with the Nevada State Legislature. Since its adoption, Question 5 has led to significant decreased patron play at our route locations.  If we are not able to offset such decreased patron play, or such patron play continues to decrease, there may be a material adverse effect on our business, financial condition and results of operations.

Risk Factors Associated with Recent Acquisitions

The failure to achieve the anticipated benefits of either of the Primm Acquisition or the Sands Regent Acquisition could adversely impact our business.

Each of the Primm Acquisition and the Sands Regent Acquisition constitutes a material acquisition on the part of the Company.  In each case, we will incur significant capitalized costs and commit significant management time in integrating operations, information, communications and other systems, among other items, which will involve fees and expenses of professionals and consultants involved in completing the acquisition process, integrating technology and other transaction costs associated with the purchase, including financial advisor, attorney, accountant and other fees.  However, despite the incurrence of such costs or the commission of such resources, difficulties may arise due to factors such as integrating personnel with disparate corporate cultures, reconciling different information, communications and other systems and managing customer relationships.  The failure to achieve the anticipated benefits of either the Primm Acquisition or the Sands Regent Acquisition could harm our business and results of operations.

The business of the Primm Resorts may be adversely impacted by expanded Native American gaming operations in California, which could lead to an adverse impact on the operations of the Company.

The largest sources of tourist customers for the Primm Resorts are from southern California, including a large number who drive to Las Vegas from the San Bernardino and Barstow metropolitan areas.  The expansion of Native American casinos in California, Oregon, and Washington continues to have an impact on casino revenues in Nevada in general, and such impact may be significant on the markets in which the Primm Resorts operate.

California’s state officials are in active negotiations to renegotiate certain compacts with Native American tribes.  Some Native American casino compacts have already been changed to allow for additional slot machines.  In addition, several initiatives have been proposed which would, if approved, further expand the scope of gaming in California.  While the effect of increased gaming in California and other states is difficult to predict, the business of the Primm Resorts would be adversely impacted if such competing casinos attract patrons who would otherwise travel to Primm.

The business of the Primm Resorts may be adversely impacted if their use of water exceed allowances permitted by federal and local governmental agencies or if such governmental agencies impose additional requirements in connection with such use of water, which in each case could lead to an adverse impact on the operations of the Company.

The Primm Resorts are not served by a municipal water system.  As a result, the water supply of such casinos is dependent on rights they have been granted to water in various wells located on federal land in the vicinity of the Primm Resorts and permits that allow the delivery of water to the Primm Resorts.  These permits and rights are subject to the jurisdiction and ongoing regulatory authority of the U.S. Bureau of Land Management, the States of Nevada and California and local governmental units.  While we believe that adequate water for the Primm Resorts is available, the future water needs of the Primm Resorts may exceed the permitted allowance.  In such an event, future requests for additional water may not be approved or may be approved with terms or conditions that are more onerous.  Any such denial or any such additional terms and conditions may have a material adverse effect on the results of operations of the Primm Resorts, thereby adversely affecting the results of operations and financial condition of the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           On March 6, 2007, the Company held its annual meeting of stockholders.

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

Date: May 15, 2007	HERBST GAMING, INC.
(Registrant)

	By:	/s/ Mary E. Higgins
Mary E. Higgins
	Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Edward J. Herbst pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mary E. Higgins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Edward J. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*          Filed herewith.