Form 10-Q
period 2007-06-30
HERBST GAMING INC
filed 2007-08-14
CIK 1160294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

FORM 10-Q

i

PART I — FINANCIAL INFORMATION

ITEM 1           FINANCIAL STATEMENTS

HERBST GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2006	June 30, 2007
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$65,640	$92,100
Accounts receivable, net	3,515	9,311
Notes and loans receivable	2,093	1,433
Prepaid expenses	6,681	15,309
Inventory	2,553	4,861
Total current assets	80,482	123,014
Property and equipment, net	234,515	496,726
Lease acquisition costs, net	33,162	28,749
Due from related parties	168	235
Other assets, net	16,649	31,046
Intangibles, net	200,219	199,639
Goodwill	3,255	287,082

Total assets	$568,450	$1,166,491

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,105	$775,381
Accounts payable	10,016	23,001
Accrued expenses	15,408	33,511
Due to related party	—	187

Total current liabilities	26,529	832,080
Long-term debt, less current portion	521,513	329,309
Other liabilities	1,637	1,849

Commitments and contingencies (Note 6)

Stockholders’ equity
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
Retained earnings (deficit)	14,772	(746)

Total stockholders’ equity	18,771	3,253

Total liabilities and stockholders’ equity	$568,450	$1,166,491

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(in thousands)		(in thousands)
Revenues
Route operations	$87,022	$71,720	$177,894	$146,469
Casino operations	57,695	131,278	117,591	210,817
Other operations	2,286	28,615	4,200	36,001
Total revenues	147,003	231,613	299,685	393,287
Promotional allowances	(8,207)	(17,400)	(15,981)	(28,685)

Net revenues	138,796	214,213	283,704	364,602

Costs of revenues
Route operations	67,434	64,217	136,380	129,089
Casino operations	37,454	90,261	74,936	142,768
Other operations	1,385	24,162	2,156	29,803
General and administrative	2,939	8,303	5,845	12,487
Depreciation and amortization	8,929	16,668	17,489	29,000
Total costs and expenses	118,141	203,611	236,806	343,147
Income from operations	20,655	10,602	46,898	21,455

Other income (expense)
Interest income	188	388	396	678
Interest expense, (net of capitalized interest of $267, $109, $427 and $206, respectively)	(9,557)	(20,418)	(18,786)	(34,092)
Increase in value of derivative instruments	—	8,074	—	6,741
Total other expense	(9,369)	(11,956)	(18,390)	(26,673)
Net income (loss)	$11,286	$(1,354)	$28,508	$(5,218)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2006	2007
	(in thousands)
Cash flows from operating activities
Net income (loss)	$28,508	$(5,218)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	17,489	29,000
Amortization of debt issuance costs	901	1,663
Debt discount amortization	71	71
Loss on sale of property and equipment	231	16
Change in value of derivative instruments	—	(6,741)
Decrease (increase) in
Accounts receivable	(131)	1,374
Prepaid expenses	(1,095)	(2,582)
Inventory	92	(105)
Due from related parties	(141)	(67)
Other assets	(1,213)	(64)
Increase (decrease) in
Accounts payable	(2,002)	1,797
Accrued expenses	331	2,688
Due to related parties	(2)	187
Other liabilities	202	(246)
Net cash provided by operating activities	43,241	21,773
Cash flows from investing activities
Net cash paid for acquisition of Sands	—	(147,953)
Net cash paid for acquisition of Primadonna	—	(393,182)
Additions to notes receivable	(567)	(465)
Collection on notes receivable	440	1,140
Proceeds from sale of property and equipment	203	45
Purchases of property and equipment	(35,510)	(16,195)
Lease acquisition costs	(692)	(766)
Net cash used in investing activities	(36,126)	(557,376)
Cash flows from financing activities
Proceeds from long-term debt	23,000	783,000
Reduction of long-term debt	(6,555)	(200,999)
Deferred loan costs	—	(9,638)
Stockholders’ distributions	(28,198)	(10,300)
Net cash (used in) provided by financing activities	(11,753)	562,063
Net (decrease) increase in cash and cash equivalents	(4,638)	26,460
Cash and cash equivalents
Beginning of period	73,849	65,640
End of period	$69,211	$92,100
Supplemental cash flow information
Cash paid for interest	$18,195	$32,417
Supplemental schedule of non-cash investing and financing activities
Purchase of property and equipment financed through accounts payable	$5,181	$2,295

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Principles of Consolidation—The accompanying condensed consolidated financial statements of Herbst Gaming, Inc. (“Herbst” or the “Company”) include the accounts of Herbst and its subsidiaries: E-T-T, Inc. and subsidiaries (“ETT”), Market Gaming, Inc. (“MGI”), E-T-T Enterprises L.L.C. (“E-T-T Enterprises”), Flamingo Paradise Gaming, LLC (“FPG”), HGI-Lakeside (“HGI-L”), HGI-St. Jo (“HGI-SJ”), HGI-Mark Twain (“HGI-MT”), The Sands Regent (“The Sands Regent”) and the Primadonna Company, LLC (“Primadonna”).  The financial statements of ETT are consolidated and include the following wholly-owned subsidiaries: Cardivan Company, Corral Coin, Inc. and Corral Country Coin, Inc.  The financial statements of The Sands Regent are consolidated and include the following direct and indirect wholly-owned subsidiaries: Zante, Inc., Last Chance, Inc., California Prospectors, Ltd. (which is a wholly owned subsidiary of Last Chance, Inc), Plantation Investments, Inc. and Dayton Gaming, Inc.

All significant intercompany balances and transactions between and among Herbst, ETT, MGI, E-T-T Enterprises, FPG, HGI-L, HGI-SJ, HGI- MT, The Sands Regent and Primadonna have been eliminated in the condensed consolidated financial statements.

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

•                                          HGI-SJ owns and operates Terrible’s St. Jo Frontier Casino (“St. Jo”) in St. Joseph, Missouri, which was acquired in February 2005.

•                                          HGI-MT owns and operates Terrible’s Mark Twain Casino in La Grange, Missouri, which was acquired in February 2005.

•                                          The Sands Regent and its direct and indirect wholly-owned subsidiaries, which were acquired on January 3, 2007, own and operate Terrible’s Rail City Casino in Sparks, Nevada, the Sands Regency Casino Hotel in Reno, Nevada, the Terrible’s Gold Ranch Casino and RV Resort in Verdi, Nevada and Terrible’s Dayton Casino and Red Hawk Sports Bar, each of which is in Dayton, Nevada (all such properties acquired pursuant to the Sands Regent Acquisition, together the “Sands Casinos”).

•                                          Primadonna, which was acquired on April 10, 2007, owns and operates Whiskey Pete’s Hotel and Casino (“Whiskey Pete’s”), Buffalo Bill’s Hotel and Casino (“Buffalo Bill’s”), Primm Valley Resort and Casino (“Primm Valley,” and together with Whiskey Pete’s and Buffalo Bill’s, together the “Primm Casinos”), a California lottery station located on the Nevada/California border, three gasoline stations and the Primm

Travel Center (such properties, together with the Primm Casinos, the “Primm Properties”), all of which are located in Primm, Nevada.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986.  Under those provisions, the owners of the Company pay income taxes on its taxable income.  Accordingly, a provision for income taxes is not included in our financial statements.  During the first quarter of 2007, The Sands Regent converted to a Subchapter S Corporation from a C Corporation.

The gaming industry in the States of Nevada, Iowa and Missouri is subject to extensive state and local government regulation.  The Company’s gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada Gaming Control Board, the Iowa Racing and Gaming Commission and the Missouri Gaming Commission, as well as local jurisdictions.

Basis of Presentation—The condensed consolidated financial statements of Herbst Gaming, Inc. as of June 30, 2007, and for the six months ended June 30, 2007 and 2006, are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the financial results for the interim periods.  Our results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007.  These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

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

Reclassifications—Certain amounts have been reclassified from general and administrative expenses to segment expenses to more accurately reflect the Company segments going forward. To conform to the current period’s presentation, expenses for the three months ended June 30, 2006 include the following adjustments: general and administrative expenses are decreased by $1,157, route expenses are increased by $305 and Nevada casino expenses are increased by $852.  In addition, expenses for the six months ended June 30, 2006 include the following adjustments: general and administrative expenses are decreased by $2,419, route expenses are increased by $614 and Nevada casino expenses are increased by $1,805. Such reclassifications had no impact on net income or equity.

Goodwill—The Company has approximately $287,082 in goodwill in its consolidated balance sheet as of June 30, 2007.  Approximately $97,771 of this total was added in the first quarter as a result of the acquisition of The Sands Regent, and an additional $186,056 was added in the current quarter as a result of the acquisition of The Primadonna Company, each as described in footnote 2 below.  Each of these amounts is an estimate and will be finalized upon the completion of a third party valuation later this year.  The estimated fair values are based on estimates made by management and include no assignment of value to intangible assets as these values are expected to be provided by the aforementioned valuation.  To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

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

The FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment to SFAS 133).”  These statements establish accounting and reporting standards for derivative instruments for fiscal years beginning after June 15, 2000.  At June 30, 2007, we had an interest rate swap outstanding that did not qualify as a hedge, resulting in income of $8,074 and $6,741 for the three months and six months ended June 30, 2007, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(dollars in thousands)
Room	$207	$2,489	$351	$3,157
Food and Beverage	1,858	4,595	3,684	7,572
Other	5,350	6,400	10,258	12,221
Total	$7,415	$13,484	$14,293	$22,950

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

2.                                      ACQUISITIONS

Primm Acquisition

On April 10, 2007, the Company completed the previously announced acquisition of certain gaming assets of MGM MIRAGE (the “Primm Acquisition”) for a net cash purchase price of $394 million.  These assets include Buffalo Bill’s Hotel and Casino, Primm Valley Resort and Whiskey Pete’s Hotel and Casino located in Primm, Nevada .  The purchase price allocation is described in the following tables.  The Company used borrowings under its senior credit facility to fund the purchase price of the Primm Acquisition.  The acquisition was recorded under the purchase method of accounting and the results of operations of the Primm Properties have been included in the Company’s consolidated results following the date of acquisition. All of the goodwill associated with the Primm Acquisition is included in the “Casino Operations—Nevada” reporting segment.

The allocation of the purchase price for the Primm Acquisition, which is subject to change based on a final valuation of the assets acquired and liabilities assumed as of the closing date of the acquisition, is as follows:

Estimated Fair Market Value of assets acquired (in thousands) net of cash

Receivables	$2,602
Inventory	1,603
Prepaid	3,914
Property, plant and equipment	218,841
Other assets	1,310
Goodwill	186,056

Estimated Fair Market Value of liabilities assumed (in thousands)

Accounts payable	$(8,471)
Accrued expenses	(11,453)
Other Liabilities	(451)
Total cash purchase price	$393,951

Sands Regent Acquisition

On January 3, 2007, the Company completed the acquisition of The Sands Regent (the “Sands Regent Acquisition”), paying approximately $149 million in cash for the outstanding securities of The Sands Regent, the repayment of outstanding debt and related fees. The purchase price allocation is described in the following tables.  The Sands Regent operates casinos and tourist-based facilities, including Rail City Casino in Sparks, Nevada, the Sands Regency Casino Hotel in Reno, Nevada, the Gold Ranch Casino and RV Resort in Verdi Nevada and Depot Casino and Red Hawk Sports Bar, each in Dayton, Nevada.  The Company used borrowings under its senior credit facility to fund the purchase price of the Sands Regent Acquisition.  The Sands Regent Acquisition was recorded under the purchase method of accounting and the results of operations of the assets of The Sands Regent have been included in the Company’s consolidated results following the date of acquisition. All of the goodwill associated with the Sands Regent Acquisition is included in the “Casino Operations—Nevada” reporting segment.

The allocation of the purchase price for the Sands Regent Acquisition, which is subject to change based on a final valuation of the assets acquired and liabilities assumed as of the closing date of the acquisition, is as follows:

Estimated Fair Market Value of assets acquired (in thousands) net of cash

Receivables	$4,568
Inventory	600
Prepaid	2,132
Property, plant and equipment	49,771
Goodwill	97,771

Estimated Fair Market Value of liabilities assumed (in thousands)

Accounts payable	$(2,229)
Accrued expenses	(3,962)
Total cash purchase price	$148,651

The table below reflects unaudited pro forma consolidated results of the Company as if the Sands Regent Acquisition and the Primm Acquisition had taken place at January 1, 2006 (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(dollars in thousands)
Revenue	$249,671	$238,752	$497,356	$469,049
Income from operations	29,285	10,341	62,178	23,797
Net income (loss)	9,629	(2,447)	23,214	(11,197)

In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of the earliest period presented.

3.             PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31, 2006	June 30, 2007

Building	$133,867	$357,657
Gaming equipment	116,630	139,210
Furniture, fixtures, and equipment	52,248	68,443
Leasehold improvements	2,001	2,019
Land	19,425	34,689
Barge	17,153	17,160
Construction-in-progress	2,344	8,501

Less accumulated depreciation	(109,153)	(130,953)
	$234,515	$496,726

4.             GOODWILL

During the first quarter of 2007, we acquired the stock of The Sands Regent and during the second quarter of 2007 we acquired the Primm Properties.  In connection with these transactions, we recorded a significant amount of goodwill included in the table below.

The changes in the carrying amount of goodwill for the quarter ended June 30, 2007 are as follows:

Balance as of January 1, 2007	$3,255
Goodwill acquired during the year in connection with the Sands Regent Acquisition	97,771
Goodwill acquired during the year in connection with the Primm Acquisition	186,056
Total	$287,082

Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired in a business combination.  Goodwill has been determined to have an indefinite life and is therefore not amortized.

The amount of goodwill from each of the Sands Regent Acquisition and the Primm Acquisition is an estimate and will be finalized when we receive the results from a third party valuation later in the year.

5.             OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	December 31, 2006	June 30, 2007
Debt issuance costs, net of accumulated amortization of $4,145 and $5,808, respectively	$10,475	$18,450
Interest rate swap	—	$6,741
Other assets	6,174	5,855
Total	$16,649	$31,046

6.                                    ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	December 31, 2006	June 30, 2007

Accrued interest	$3,635	$3,783
Progressive jackpot liabilities	2,080	2,697
Accrued payroll and related	4,267	14,751
Other accrued expenses	5,426	12,280
Total	$15,408	$33,511

7.             LONG-TERM DEBT

Long-term debt consists of the following (dollars in thousands):

	December 31, 2006	June 30, 2007

Revolving credit facility secured by assets of the Company. Draws on this facility bear interest at a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The average rate at June 30, 2007 was 7.35%. The revolving credit facility matures on December 2, 2011	$95,000	$78,000
Term loan secured by assets of the Company. The term loan bears interest at a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The term loan requires $938 in principal payments due quarterly for the first five years of the term loan, with the balance payable at maturity. The average rate at June 30, 2007 was 7.23%. The term loan matures on December 2, 2011	98,250	373,125
Delay draw term loan secured by assets of the Company. The delay draw term loan bears interest at a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The delay draw term loan requires $812 in principal payments due quarterly for the first five years of such term loan, with the balance payable at maturity. The average rate at June 30, 2007 was 7.23%. The delay draw term loan matures on December 2, 2011	—	324,187
8 1/8% senior subordinated notes due June 1, 2012 with interest paid semi-annually on June 1 and December 1, including an original issue discount of $779 and $707, respectively.	159,221	159,293
7% senior subordinated notes due November 1, 2014 with interest paid semi-annually on May 15 and November 15	170,000	170,000
Notes payable to automobile finance companies secured by vehicles, payable in monthly installments of $10, including interest ranging from 0% to 7.99%	147	85
Total debt	522,618	1,104,690
Less current portion	(1,105)	(775,381)
Total long-term debt	$521,513	$329,309

8 1/8% Senior Subordinated Notes

On June 11, 2005, the Company issued (through a private placement) $160 million in 8 1/8% senior subordinated notes due June 1, 2012 (the “8 1/8% notes”).

The proceeds from the 8 1/8% notes, along with our senior credit facility then in effect, were used to retire 97% of the Company’s outstanding 10 3/4% notes for $242.1 million and to pay a $15.0 million dividend to shareholders. Fees of $4.3 million associated with the 8 1/8% notes and $3.5 million associated with such credit facility are included in other assets at June 30, 2007 and are being amortized over the life of the indebtedness.

The 8 1/8% notes mature on June 1, 2012. Interest is payable in cash at a rate of 8 1/8% per annum on June 1 and December 1 of each year, beginning on December 1, 2005. The indenture under which the 8 1/8% notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on certain payments such as dividends. The Company is in compliance with these covenants as of June 30, 2007.

7% Senior Subordinated Notes

On November 22, 2004, the Company issued (through a private placement) $170 million in 7% senior subordinated notes due November 1, 2014 (the “7% notes”).

The proceeds from the 7% notes, along with borrowings under our senior credit facility then in effect were used to finance the our purchase of three casinos from Grace Entertainment, Inc. in February 2005.  Fees of $6.2 million associated with the 7% notes and such credit facility are included in other assets at June 30, 2007 and are being amortized over the life of the indebtedness.

The 7% notes mature on November 15, 2014. Interest is payable in cash at a rate of 7% per annum on May 15 and November 15 of each year, beginning on May 15, 2005. The indenture under which the 7% notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on certain payments such as dividends. The Company is in compliance with these covenants as of June 30, 2007.

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

Credit Facilities

On January 3, 2007, the Company amended and restated the senior secured credit facility it entered into on June 10, 2005 (the “senior credit facility”). The senior credit facility provides for a $175 million revolving credit facility and included the ability to issue $375 million under a term facility to fund the Sands Regent Acquisition and a $325 million delay draw term facility to fund the Primm Acquisition. Borrowings under the amended and restated credit facility bear interest, selected monthly at the Company’s option, at a premium over the base rate or the one-, two-, three- or six-month Eurodollar Rate (“Eurodollar”).  The premium depends on a leverage ratio and can vary, if determined by reference to the base rate, between 0.0% and 0.750% and, if determined by reference to Eurodollar, between 1.000% and 2.000%. As of June 30, 2007, using the Eurodollar option, the premium over Eurodollar was 2.00%.  The Company incurs a commitment fee, payable quarterly in arrears, on the unused portion of the senior secured credit facility. This fee varies depending on a leverage ratio and can vary between 0.25% and 0.375% per annum. As of June 30, 2007, the fee was 0.375% per annum times the average unused portion of the facility.

The senior credit facility contains various limitations and restrictions, including with respect to leverage covenants (both senior and total) as well as a minimum fixed charge coverage ratio.  Primarily as a result of the continued negative impact on our route operations of the December 2006 legislation in Nevada banning smoking in bars, taverns, grocery and convenience stores and restaurants, as well as other public places (other than casino floors), the Company has obtained from the lenders under its senior credit facility a waiver from compliance with the financial covenants set forth in the senior credit facility for the fiscal quarter ended June 30, 2007.  In order to obtain the waiver from the lenders, the Company was required to pay a fee of 0.50%.  In addition, the waiver also provided for the following changes to the terms of the senior credit facility:

•        the interest rate premium payable in respect of revolving loans has been increased from LIBOR plus 2.0% to LIBOR plus 3.0% for Eurodollar loans and from the base rate plus 0.75% to the base rate plus 1.75% for base rate loans;

•        the interest rate premium payable in respect of term loans has been increased from LIBOR plus 1.875% to LIBOR plus 3.0% for Eurodollar loans and from the base rate plus 0.625% to the base rate plus 1.75% for base rate loans;

•        the premiums payable on both term loans and revolving loans will increase by an additional 0.50% should the Company’s corporate family rating given by Moody’s Investor Services decrease to B2; and

•        a 2.0% prepayment premium will be assessed on any voluntary prepayment of the term facility prior to August 14, 2008 and a 1.0% prepayment premium will be assessed on any voluntary prepayment of the term facility between August 14, 2008 and August 13, 2009.

In addition, the Company has informed these lenders that it expects to request amendments to the financial covenants in the senior credit facility for the quarters ending on and after September 30, 2007 upon finalization of the amendments to certain of its slot route location leases.  Although the Company expects it will be able to negotiate such amendments to the senior credit facility, there can be no assurance that it will be successful in doing so.

Long-term debt is expected to mature as follows (dollars in thousands):

June 30, 2007

2008	$775,381
2009	16
2010	1
2011	—
2012	159,292
Thereafter	170,000
Total	$1,104,690

8.                                      BUSINESS SEGMENTS

The Company operates through two business segments: slot route operations and casino operations.  The slot route operations involve the installation, operation and service of slot machines at strategic, high traffic non-casino locations such as grocery stores, drug stores, convenience stores, bars and restaurants.  Casino operations are broken into geographic segments: casinos located in Nevada and casinos located in other states.  The Company has thirteen casinos located in Nevada: Terrible’s Town Casino in Henderson, Nevada, Terrible’s Casino Searchlight in Searchlight, Nevada, Terrible’s Town Casino and Terrible’s Lakeside Casino, both of which are located in Pahrump, Nevada, Terrible’s Hotel & Casino in Las Vegas, Nevada, Rail City Casino in Sparks, Nevada, the Sands Regency Casino Hotel in Reno, Nevada, the Gold Ranch Casino and RV Resort in Verdi Nevada, Depot Casino and Red Hawk Sports Bar, both of which are located in Dayton, Nevada and Whiskey Pete’s Hotel and Casino, Buffalo Bill’s Hotel and Casino and Primm Valley Resort and Casino, all of which are located in Primm, Nevada.  The Company has three casinos located in other states:  Terrible’s Lakeside Casino Resort in Osceola, Iowa, Terrible’s Mark Twain Casino in LaGrange, Missouri and Terrible’s St. Jo Frontier Casino in St. Joseph, Missouri.

Net revenues, income from operations, depreciation and amortization and EBITDA (as defined in footnote 2 below) for these segments are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net revenues
Slot route operations	$86,999	$71,709	$177,857	$146,433
Casino operations:
Nevada	19,999	83,033	41,344	120,847
Other states	29,512	30,856	60,303	61,321
Other operations–non gaming	2,286	28,615	4,200	36,001
Total net revenues	$138,796	$214,213	$283,704	$364,602
Income from segment operations (excluding general and administrative expense)
Slot route operations	$14,568	$1,788	$31,676	$5,962
Casino operations:
Nevada	2,712	7,128	6,881	10,971
Other states	5,492	5,615	12,301	10,970
Total income from segment operations	22,772	14,531	50,858	27,903
Other	(2,117)	(3,929)	(3,960)	(6,448)
Total income from operations	$20,655	$10,602	$46,898	$21,455

Depreciation and amortization
Slot route operations	$4,997	$5,704	$9,801	$11,382
Casino operations:
Nevada	1,488	8,046	2,896	11,818
Other states	2,365	2,839	4,633	5,641
Other	79	79	159	159
Total depreciation and amortization	$8,929	$16,668	$17,489	$29,000

Segment EBITDA (2)
Slot route operations	$19,565	$7,492	$41,477	$17,344
Casino operations:
Nevada	4,200	15,174	9,777	22,789
Other states	7,857	8,454	16,934	16,611
Other and corporate (1)	(1,850)	(3,462)	(3,405)	(5,611)
Depreciation and amortization	(8,929)	(16,668)	(17,489)	(29,000)
Interest expense, net of capitalized interest	(9,557)	(20,418)	(18,786)	(34,092)
Increase in value of derivative instruments	—	8,074	—	6,741
Net income (loss)	$11,286	$(1,354)	$28,508	$(5,218)

(1)	Represents non-gaming revenues, general and administrative expenses and interest income.

(2)

Segment EBITDA is used by management to measure segment profits and losses and consists of income from segment operations plus depreciation and amortization and is calculated before allocation of overhead and change in value of derivative instruments.

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

Pursuant to the Primm Acquisition, the Company assumed a lease with Primm South Real Estate Company  of approximately 143 acres of land on which Whiskey Pete’s, Buffalo Bill’s and Primm Valley are located.  The lease has an initial term of 50 years, with an option to extend for one additional 25 year period and as of June 30, 2007 provides for annual lease payments of $5.4 million.  Lease payments are subject to annual increases based upon the Consumer Price Index, not to exceed 8% per year.  The rental amount is also subject to an appraisal adjustment every eight years with the next appraisal adjustment occurring on July 1, 2009.  In addition, the lease further provides the Company with the exclusive right to conduct gaming activities on the leased property for 10 years, for a $100,000 annual fee.  This right may be extended, at the Company’s option, for consecutive 10 year periods so long as the Company is in compliance with the terms of the lease.  At each renewal period, the fee will be increased by the Consumer Price Index, subject to a maximum annual increase of 8%.

The Company has adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset depreciated over the estimated useful life of the related assets.  Pursuant to the Primm Acquisition, the Company recorded liability of $500,000 related to expected costs to return leased land to its original state at the end of the lease agreement (using a 6.7% discount rate and a 3.0% inflation rate).

Future minimum lease payments under non-cancelable operating leases and location license agreements are as follows (dollars in thousands):

2008	$74,244
2009	40,247
2010	39,492
2011	32,807
2012	7,990
Thereafter	188,816
Total	$383,596

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

We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments entered into in January 2007.  As of June 30, 2007, we have interest rate swap agreements for notional amounts totaling $450.0 million.  Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreement will have a corresponding effect on future cash flows.

Our derivative instruments contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties.

The major terms of the interest rate swap are as follows:

Effective Date	Type of Hedge	Fixed Rate Paid	Variable Rate Received as of June 30, 2007	Notional Amount (in thousands)	Maturity Date
January 2, 2007	Cash Flow	5.04%	5.36%	$350,000	January 2, 2014
July 1, 2007	Cash Flow	5.10%	5.36%	$100,000	January 2, 2014

We have determined that the interest rate swap does not meet the requirements to qualify for hedge accounting and have therefore recorded income of $8,074  and $6,741 for the change in fair value of this derivative instrument in our condensed consolidated statements of operations for the three-month period and six-month period ended June 30, 2007, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a diversified gaming company that focuses on two business lines: slot route operations and casino operations.  At June 30, 2007, we owned and operated approximately 16,400 slot machines.  Our route operations involve the exclusive installation and operation of approximately 7,400 slot machines as of June 30, 2007 in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants.  Taking into account the Primm Acquisition and the Sands Regent Acquisition, our casino operations consist of sixteen casinos located in Nevada, Iowa and Missouri, all operated (or, with respect to our newly acquired properties, expected to be operated) under the “Terrible’s” brand.

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

On April 10, 2007, the Company completed the Primm Acquisition for a net cash purchase price of $394 million. These properties include Buffalo Bill’s Hotel and Casino, which contains 1,044 slot machines, 34 table games a 1,242-room hotel, as well as 62,000 square feet of convention space which includes the Star of the Desert Arena; Whiskey Pete’s Hotel and Casino, which contains 842 slot machines, 26 table games and a 779-room hotel; and Primm Valley Resort and Casino, which contains 927 slot machines, 34 table games and a 625-room hotel, as well as 21,000 square feet of convention space. Also included in the purchase were a California lottery station located on the Nevada/California border, three gasoline stations and the Primm Travel Center.

On January 3, 2007, we consummated the Sands Regent Acquisition, paying approximately $149 million in cash for the outstanding securities of The Sands Regent, the prepayment of outstanding debt and related fees.  The Sands Regent operates casinos and tourist-based facilities, including Rail City Casino in Sparks, Nevada, which has approximately 16,600 square feet of gaming space housing 920 slot machines and 7 table games; the Sands Regency Casino Hotel in downtown Reno, Nevada, which contains 598 slot machines, 20 table games and an 833-room hotel; the Gold Ranch Casino and RV Resort in Verdi, Nevada, which contains 251 slot machines, a California lottery station located on the Nevada/California border, a 105-space RV park and an ARCO gas station and convenience store; and Depot Casino and Red Hawk Sports Bar, each located in Dayton, Nevada, which together contain an aggregate of approximately 285 slot machines.

We used proceeds from our amended and restated credit facility to fund both acquisitions.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Route Operations

	Three months ended June 30, 2006		Three months ended June 30, 2007
	$	% of revenue	$	% of revenue
Slot route revenue	$87,022	100.0%	71,720	100.0%
Promotional allowances	(23)	0.0	(11)	0.0
Direct expenses	(67,434)	77.5	(64,217)	89.5
EBITDA	19,565	22.5	7,492	10.5
Depreciation and amortization	(4,997)	5.7	(5,704)	8.0
Income from slot route operations	14,568	16.8%	1,788	2.5%

Route operations accounted for 31.0% of total revenues during the three months ended June 30, 2007, compared to 59% of total revenues during the three months ended June 30, 2006.  Total revenues from route operations were $71.7 million for the three months ended June 30, 2007, a decrease of $15.3 million, or 17.6%, from $87.0 million for the three months ended June 30, 2006.  At June 30, 2007, we were operating approximately 7,400 slot machines, which is 200 more than the 7,200 we operated at June 30, 2006.  The decrease in route revenue in the second quarter of 2007 primarily reflects the impact of the passage in November 2006 in Nevada of a ban on smoking in bars, taverns, grocery and convenience stores and restaurants, as well as other public places (excluding casino floors), which became effective on December 8, 2006. The ban has had a more significant impact in the second quarter of the year on the grocery and convenience stores due to slow adoption and regulation by the County Health Districts on bars and taverns.

Route operating costs were $64.2 million, or 90% of route revenues, for the three months ended June 30, 2007.  This compares to $67.4 million and 77% of route revenues for the same period in 2006.  The decrease in route operating expenses was primarily associated with the decrease in expenses associated with the lower revenues at our participation locations, which are route accounts where the operating contract provides for a decrease in revenue share costs in conjunction with revenue decline. We typically enter into fixed space leases with our chain store customers, which do not provide for a decrease in our lease payments if revenue declines. However, many of our larger space lease contracts have provisions that call for an adjustment of lease payments when and if a smoking ban were to occur.  The majority of those contracts require a six month review prior to a rent adjustment.  We are currently meeting with all of these locations and preparing for rental adjustments during the third quarter of 2007.  The amounts of these adjustments cannot be determined until the renegotiations are nearer completion.

As a result of the smoking ban discussed above, route EBITDA for the three months ended June 30, 2007 was $7.5 million, a decrease of $12.1 million, or 62%, from $19.6 million for the three months ended June 30, 2006.

Casino Operations

	Three months ended June 30, 2006		Three months ended June 30, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$57,695	100.0%	$131,278	100.0%
Promotional allowances	(8,184)	14.2	(17,389)	13.2
Direct expenses	(37,454)	64.9	(90,261)	68.8
EBITDA	12,057	20.9	23,628	18.0
Depreciation and amortization	(3,853)	6.7	(10,885)	8.3
Income from casino operations	$8,204	14.2%	$12,743	9.7%

Casino operations accounted for 57% of total revenues for the three month period ended June 30, 2007 and 39% of total revenues for the three months ended June 30, 2006.  Total revenues derived from casino operations were $131.3 million for the three months ended June 30, 2007, an increase of $73.6 million, or 128.0%, from $57.7 million for the three months ended June 30, 2006.  The most significant reason for this increase was the inclusion of the results of the Sands Regent casinos that were acquired on January 3, 2007 and the Primm Casinos which were acquired on April 10, 2007.

The results from the casino segment are mixed for the quarter.  The results for the quarter included of the results of the new Primm Casinos and Sands Casinos and some improvement in the results of the newly renovated Terrible’s Rail City Casino and Terrible’s Casino.  However, the quarter also saw some weakness at the Company’s casinos located in Pahrump, Nevada, as well as at the new Primm Casinos for the second quarter ended June 30, 2007.  The Midwest casinos produced stable results for the quarter.  We will address these results more fully in the segment discussions below.

Casino Operations — Nevada

	Three months ended June 30, 2006		Three months ended June 30, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$23,364	100.0%	$95,287	100.0%
Promotional allowances	(3,365)	14.4	(12,254)	12.9
Direct expenses	(15,799)	67.6	(67,859)	71.2
EBITDA	4,200	18.0	15,174	15.9
Depreciation and amortization	(1,488)	6.4	(8,046)	8.4
Income from casino operations	$2,712	11.6%	$7,128	7.5%

Nevada casino operations accounted for 41.0% of total revenues for the three months ended June 30, 2007 and 16% of total revenues for the three months ended June 30, 2006.  Revenues derived from Nevada casino operations were $95.3 million for the three months ended June 30, 2007, an increase of $71.9 million, or  308%, from $23.4 million for the three months ended June 30, 2006.  These results reflect increases in revenue due to the four casinos acquired pursuant to the Sands Regent Acquisition, all located in northern Nevada, and the three casinos acquired pursuant to the Primm Acquisition, all located in Primm, Nevada.  The new casinos accounted for $62.3 million of the $63.0 million increase in net revenues.  Revenues were flat or increased at our existing casinos in Nevada, except at the two casinos in Pahrump.  The decreases in the revenues at the casinos in Pahrump were due in part to the sale in 2006 of two of our primary competitors to new owners.  After these acquisitions, these new owners refurbished these older properties to make them more competitive. In the aggregate, net revenues at existing casino locations were up approximately 3.7% from the second quarter of 2006.

Nevada casino operating costs for the three months ended June 30, 2007 were $67.9 million, up $52.1 million, or  330%, from the second quarter of 2006.  The majority of this increase (approximately $51.3 million) represents operating costs of the new casinos acquired pursuant to the Sands Regent Acquisition and the Primm Acquisition.  The remainder of the increase consisted of cost increases at our existing casinos related to increased food and beverage costs.  Nevada casino promotional spending was up $8.9 million, or 264%.  This increase was substantially attributable to spending at the casinos acquired pursuant to the Sands Regent Acquisition and the Primm Acquisition.  As a percentage of revenue, promotional allowances were 14.4% for the three months ended June 30, 2006 compared to 12.9% for the three months ended June 30, 2007.

Nevada casino EBITDA was $15.2 million for the three months ended June 30, 2007 compared to $4.2 million for the three months ended June 30, 2006.

The results of the Primm Casinos were only included from April 10, 2007 and our results thus do not reflect a full three months of operations of these newly acquired properties.  However, the results at the Primm Casinos showed lower than expected results in year over year comparisons.  Gaming revenues at the Primm Casinos were down 3.0% for the second quarter when compared with the prior year period, although this was significantly less than the 8.0% reduction from the prior year period during the first quarter of 2007 when the results of these casinos were impacted by the I-15 road closures during late January and February.  The softness in these markets is being evaluated and management feels the results of the Primm  Casinos have been negatively impacted by the high cost of gasoline and the overall economic weakness in the value sector of the business.

Casino Operations — Other states

	Three months ended June 30, 2006		Three months ended June 30, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$34,331	100.0%	$35,991	100.0%
Promotional allowances	(4,819)	14.0	(5,135)	14.3
Direct expenses	(21,655)	63.1	(22,402)	62.2
EBITDA	7,857	22.9	8,454	23.5
Depreciation and amortization	(2,365)	6.9	(2,839)	7.9
Income from casino operations	$5,492	16.0%	$5,615	15.6%

Casino operations in other states accounted for 16% of total revenues for the three months ended June 30, 2007 and 23% of total revenues for the three months ended June 30, 2006.  Total revenues derived from casino operations located in states other than Nevada were $36.0 million for the three months ended June 30, 2007, an increase of $1.7 million, or 5.0%, from $34.3 million for the three months ended June 30, 2006.

Other state casino operating costs were $22.4 million, or 62% of revenues, for the three months ended June 30, 2007, an increase of $0.7 million, compared to $21.7 million, or 63% of revenues, for the three months ended June 30, 2006.  The increase in operating costs was primarily attributable to increases in food and beverage costs and payroll and gaming taxes totaling $0.5 million.

Promotional allowances for the three months ending June 30, 2007 were $5.1 million compared to $4.8 million for the three months ended June 30, 2006, an increase of $0.3 million.

Other state casino EBITDA was $8.5 million for the three months ended June 30, 2007, an increase of $0.6 million, or 7.6%, from $7.9 million for the three months ended June 30, 2006.

Other Operations

Revenue from other operations consists of revenue from sources such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations, including sales (i) at our gas station and convenience store located in Osceola, Iowa, (ii) beginning last quarter, at Terrible’s Gold Ranch, our gas station in Verdi, Nevada, which was part of the Sands Regent Acquisition and (ii) beginning this quarter, at the three gas stations we acquired pursuant to the Primm Acquisition.  Revenues from other operations were $28.6 million for the three months ended June 30, 2007 compared to $2.3 million for the three months ended June 30, 2006, an increase of $26.3 million, $25.0 million of which was associated with the revenue from the gas station and other operations at the new facilities.

Costs associated with these revenues were $24.2 million for the three months ended June 30, 2007 and $1.4 million for the three months ended June 30, 2006, an increase of $22.8 million, $21.7 million of which were convenience store and gasoline costs associated with the gas station and other operations at the new facilities.

Promotional Allowances

Promotional allowances were $17.4 million, or 7.5% of total revenues, for the three months ended June 30, 2007, an increase of $9.2 million, or 112.0%, from $8.2 million, or 5.6% of total revenues, for the three months ended June 30, 2006.  The increase consisted of $8.9 million of promotional spending associated with casinos acquired pursuant to the Sands Regent Acquisition and the Primm Acquisition.  For the three months ended June 30, 2007, promotional spending in other states increased $0.3 million, or 3.4%.

Costs of Revenues

	Three months ended June 30, 2006		Three months ended June 30, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Other operations	$1,385	0.9%	24,162	10.4%
General and administrative	$2,939	2.0%	8,303	3.6%
Depreciation and amortization	$8,929	6.1%	16,668	7.2%

General and administrative (“G&A”) expenses were $8.3 million for the three months ended June 30, 2007, which is $5.4 million higher than the $2.9 million for the three months ended June 30, 2006.  The increase was due to G&A expenses associated with the Sands Regent Acquisition and the Primm Acquisition. Approximately $3.0 million of these costs were associated with the employment agreements of several executive managers of the Primm Casinos, the majority of which ($2.5 million) will not recur. The remaining increases of overhead were associated with increased insurance and professional fees.  G&A expenses as a percentage of revenue were 3.6% for the second quarter of 2007 compared to 2.0% for the second quarter of 2006.

Depreciation and amortization expense was $16.7 million for the three months ended June 30, 2007, an increase of $7.8 million, or 88.0%, from $8.9 million for the three months ended June 30, 2006.  The increase consisted of $5.9 million of depreciation and amortization expense associated with the properties acquired pursuant to the Sands Regent Acquisition and the Primm Acquisition, and $1.8 million of depreciation and amortization expenses associated with previously owned properties.  Increases in depreciation from previously owned properties consist of depreciation of the parking garage and expansion at Terrible’s Casino in Las Vegas as well as renovations at Lakeside Iowa.  Our route operations added $0.8 million in depreciation and amortization expenses for the three month period ended June 30, 2007.

The costs represented in “other operations” consist of costs related to the gasoline service station and convenience store operations at Lakeside, Iowa, our newly acquired gas station at Verdi, Nevada and our newly acquired gas stations and retail outlets at Primm, Nevada. These newly acquired stations added  $21.7 million in new costs in the quarter.  The remaining increase of $1.0 million was related to gasoline sales at our existing Iowa property. These costs collectively represent 84.4% of other revenues for the three month period ended June 30, 2007.

Income from Operations

As a result of the factors discussed above, most notably the decline in route revenue due to the smoking ban in Nevada, income from operations was $10.6 million for the three months ended June 30, 2007, a decrease of $10.1 million from $20.7 million for the three months ended June 30, 2006.  As a percentage of total revenues, income from operations was 4.6% for the three month period ended June 30, 2007 compared to 14.1% for the prior year period.

Other Expenses

Other expense was $12.0 million for the three months ended June 30, 2007, an increase of $2.6 million from $9.4 million for the three months ended June 30, 2006.

Our interest costs increased from $9.6 million during the three months ended June 30, 2006 to $20.4 million during the three months ended June 30, 2007.  The Company’s debt increased from $517.1 million at June 30, 2006 to $1.1 billion at June 30, 2007, which was due to the funding of both the Sands Regent Acquisition and the Primm Acquisition.

During the second quarter of 2007, the Company recognized an increase in the value of a derivative instrument of $8.1 million.  This was associated with the valuation of an interest rate swap the Company entered into in conjunction with the $700 million aggregate principal amount of term loans issued pursuant to its senior credit facility.

Net Income (Loss)

Net losses for the three months ended June 30, 2007 were $1.4 million compared to a net income of $11.3 million for the three months ended June 30, 2006.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

Route Operations

	Six months ended June 30, 2006		Six months ended June 30, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$177,894	100.0%	$146,469	100.0%
Promotional allowances	(37)	0.0	(36)	0.0
Direct expenses	(136,380)	76.7	(129,089)	88.1
EBITDA	41,477	23.3	17,344	11.9
Depreciation and amortization	(9,801)	5.5	(11,382)	7.8
Income from slot route operations	$31,676	17.8%	$5,962	4.1%

Route operations accounted for 37% of total revenues during the six months ended June 30, 2007 compared with 59% of total revenues for the six months ended June 30, 2006.  Total revenues from route operations were $146.5 million for the six months ended June 30, 2007, a decrease of $31.4 million, or 18.0%, from $177.9 million for the six months ended June 30, 2006.  At June 30, 2007, we were operating approximately 7,400 slot machines, which is approximately 200 more than the 7,200 we were operating as of June 30, 2006.  The decrease in route revenue in the second quarter of 2007 primarily reflects the impact of the passage in November 2006 in Nevada of a ban on smoking in bars, taverns, grocery and convenience stores and restaurants, as well as other public places (excluding casino floors), which became effective on December 8, 2006. The ban has had significant impact in the second quarter of the year on the grocery and convenience stores due to slow adoption and regulation by the County Health Districts on bars and taverns.

Route operating costs were $129.1 million, or 88.0% of route revenues, for the six months ended June 30, 2007.  This compares to $136.4 million, and 77% of route revenues, for the same period in 2006. The decrease in route operating expenses was primarily attributable to the decrease in expenses associated with the lower revenues at our participation locations, which are route accounts where the operative contract provides for a decrease in revenue share costs in conjunction with revenue decline. We typically enter into fixed space leases with our chain store customers, which do not provide for a decrease in our lease payments if revenue declines. However, many of our larger space lease contracts have provisions that call for an adjustment of lease payments when and if a smoking ban were to occur.  The majority of those contracts require a six month review prior to a rent adjustment.  We are currently meeting with all of theses locations and preparing for rental adjustments during the third quarter of 2007.  The amounts of these adjustments cannot be determined until the renegotiations are nearer completion..

Route EBITDA for the six months ended June 30, 2007 was $17.3 million, a decrease of $24.2 million, or 58%, from $41.5 million for the six months ended June 30, 2006.  .

Casino Operations

	Six months ended June 30, 2006		Six months ended June 30, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$117,591	100.0%	$210,817	100.0%
Promotional allowances	(15,944)	13.6	(28,649)	13.6
Direct expenses	(74,936)	63.7	(142,768)	67.7
EBITDA	26,711	22.7	39,400	18.7
Depreciation and amortization	(7,529)	6.4	(17,459)	8.3
Income from casino operations	$19,182	16.3%	$21,941	10.4

Casino operations accounted for 54% of total revenues for the six months ended June 30, 2007 and 39% of revenues for the six months ended June 30, 2006.  Total revenues derived from casino operations were $210.8 million for the six months ended June 30, 2007, an increase of $93.2 million, or 79.0%, from $117.6 million for the six months ended June 30, 2006. The most significant reason for this increase was the inclusion of the results of the Sands Regent casinos that were acquired on January 3, 2007 and the Primm Casinos which were acquired on April 10, 2007.

The results from the casino segment are mixed for the six month period ending June 30, 2007.  The results for the period included of the results of the new Primm Casinos and Sands Casinos and some improvement in the results of the newly renovated Terrible’s Rail City Casino and Terrible’s Casino.  However, the year to date results also saw some weakness at the Company’s casinos located in Pahrump, Nevada, as well as at the new Primm Casinos for the six months ended June 30, 2007.  The Midwest casinos produced stable results for the six month period.  We will address these results more fully in the segment discussions below.

Casino Operations — Nevada

	Six months ended June 30, 2006		Six months ended June 30, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$47,909	100.0%	$139,220	100.0
Promotional allowances	(6,565)	13.7	(18,373)	13.2
Direct expenses	(31,567)	65.9	(98,058)	70.4
EBITDA	9,777	20.4	22,789	16.4
Depreciation and amortization	(2,896)	6.0	(11,818)	8.5
Income from casino operations	$6,881	14.4%	$10,971	7.9

Nevada casino operations accounted for 35% of total revenues for the six months ended June 30, 2007 and 16% of total revenues for the six months ended June 30, 2006.  Revenues derived from Nevada casino operations were $139.2 million for the six months ended June 30, 2007, an increase of $91.3 million, or 191%, from $47.9 million for the six months ended June 30, 2006.  These results reflect increases in revenue due to the four casinos acquired pursuant to the Sands Regent Acquisition, all located in northern Nevada, and the three casinos acquired pursuant to the Primm Acquisition, all located in Primm, Nevada.  The new casinos accounted for $89.7 million of the $91.3 million increase in net revenues.  Revenues were flat or increased at our existing casinos in Nevada, except at the two casinos in Pahrump.  The decreases in the revenues at the casinos in Pahrump were due in part to the sale in 2006 of two of our primary competitors to new owners.  After these acquisitions, these new owners refurbished these older properties to make them more competitive.  In the aggregate, net revenues at existing casino locations were up approximately $1.6 million, or 3.3%, from the second quarter of 2006.

Nevada casino operating costs were $98.1 million, or 70% of revenues, for the six months ended June 30, 2007, compared to $31.6 million, or 66% of revenues, for the six months ended June 30, 2006.   The majority of this $66.5 million increase (approximately $64.9 million) represents operating costs of the new casinos acquired pursuant to the Sands Regent

Acquisition and the Primm Acquisition. Approximately $1.5 million of the remainder of the increase consisted of cost increases at our existing casinos related to $0.6 million in increased food and beverage costs and $0.6 million in payroll related expenses.  Nevada casino promotional spending was up $11.8 million, or 180.0%.  Approximately $11.1 million of this increase was attributable to spending at the casinos acquired pursuant to the Sands Regent Acquisition and the Primm Acquisition.  Promotional allowances decreased from 13.7% of revenues for the six months ended June 30, 2006 to 13.2% of revenues for the six months ended June 30, 2007.

Nevada Casino EBITDA was $22.8 million for the six months ended June 30, 2007, an increase of $13.0 million, or 133%, from $9.8 million from the six months ended June 30, 2006.

The results of the Sands Casinos were included only from January 3, 2007 and of the Primm Casinos were included only from April 10, 2007, and our results thus do not reflect a full six months of operations of these newly acquired properties.  However, the Primm Casinos showed lower than expected results in year over year comparisons.  Gaming revenues at the Primm Casinos were down 3.0% for the second quarter when compared with the prior year period, although this was significantly less than the 8.0% reduction from the prior year period during the first quarter of 2007 when the results of these casinos were impacted by the I-15 road closures during late January and February.   The softness in these markets is being evaluated and management feels the results of the Primm Casinos have been negatively impacted by the high cost of gasoline and the overall economic weakness in the value sector of the business.

Casino Operations — Other states

	Six months ended June 30, 2006		Six months ended June 30, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$69,682	100.0%	$71,597	100.0%
Promotional allowances	(9,379)	13.5	(10,276)	14.4
Direct expenses	(43,369)	62.2	(44,710)	62.4
EBITDA	16,934	24.3	16,611	23.2
Depreciation and amortization	(4,633)	6.6	(5,641)	7.9
Income from casino operations	$12,301	17.7%	$10,970	15.3

Casino operations in other states accounted for 18.0% of total revenues for the six months ended June 30, 2007 and 23.0% of total revenues for the six months ended June 30, 2006. Total revenues derived from casino operations located in states other than Nevada were $71.6 million, an increase of $1.9 million, or 3%, from $69.7 million for the six months ended June 30, 2006.

Other state casino operating costs were $44.7 million, or 62% of revenues, for the six months ended June 30, 2007, an increase of $1.3 million, or 3%, from $43.4 million for the six months ended June 30, 2006. As a percentage of revenue, operating costs for casinos in other states remained constant at 62% for both periods

Other state casino EBITDA was $16.6 million for the six months ended June 30, 2007, a decrease of $0.3 million, or 1.8%, from $16.9 million from the six months ended June 30, 2006

Other Operations

Revenue from other operations consists of revenue from sources such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations, including sales (i) at our gas station and convenience store located in Osceola, Iowa, (ii) beginning last quarter, at Terrible’s Gold Ranch, our gas station in Verdi, Nevada, which we acquired pursuant to the Sands Regent Acquisition and (iii) at the three gas station acquired pursuant to the Primm Acquisition.  Revenues from other operations were $36.0 million for the six months ended June 30, 2007 compared to $4.2 million for the six months ended June 30, 2006, an increase of $31.8 million, $30.0 million of which was associated with the revenue from the gas station and other operations at the new facilities.

Costs associated with other revenues were $29.8 million for the six months ended June 30, 2007 and $2.2 million for the six months ended June 30, 2006, an increase of $27.6 million, $26.1 million of which were convenience store and gasoline costs associated with the gas station and other operations at the new facilities.

Promotional Allowances

Promotional allowances were $28.7 million, or 7.3% of total revenues, for the six months ended June 30, 2007, an increase of $12.7 million, or 79%, from $16.0 million, or 5.3% of total revenues, for the six months ended June 30, 2006.  The increase consisted of $11.1 million of promotional spending associated with casinos acquired pursuant to the Sands Regent Acquisition and the Primm Acquisition.  For the six months ended June 30, 2007, promotional spending in Nevada increased $11.8 million, or 180.0%, while promotional spending in other states increased $0.9 million, or 10.0%.

Costs of Revenues

	Six months ended June 30, 2006		Six months ended June 30, 2007
	$	% of total revenues	$	% of total revenues
	(dollars in thousands)
Other operations	$2,156	0.7%	$29,803	7.6%
General and administrative	$5,845	2.0%	$12,487	3.2%
Depreciation and amortization	$17,489	5.8%	$29,000	7.4%

General and administrative expenses were $12.5 million for the six months ended June 30, 2007, an increase of $6.7 million, or 116%, from $5.8 million for the six months ended June 30, 2006.   The increase was due primarily to G&A expenses associated with the Sands Regent Acquisition and the Primm Acquisition. Approximately $3.0 million of these costs were associated with the employment agreements of several executive managers of the Primm Casinos, $2.5 million of which will not recur. The remaining increases of overhead were associated with increased insurance and professional fees. G&A expenses as a percentage of revenue was 3.2% for the second quarter of 2007 compared to 2.0% for the same period in 2006.

Depreciation and amortization expense was $29.0 million for the six months ended June 30, 2007, an increase of $11.5 million, or 66%, from $17.5 million for the six months ended June 30, 2006.  The increase consisted of $7.7 million of depreciation and amortization expense associated with the properties acquired pursuant to the Sands Regent Acquisition and the Primm Acquisition, and $3.8 million of depreciation and amortization expenses associated with previously owned businesses. Increases in depreciation from previously owned businesses consist of the depreciation of the parking garage and expansion at Terrible’s Casino in Las Vegas as well as renovations at Lakeside Iowa. Our route operations added $1.6 million in depreciation and amortization expenses for the six month period ended June 30, 2007.

The costs represented in “other operations” consist of costs related to the gasoline service station and convenience store operations at Lakeside, Iowa, our newly acquired gas station at Verdi, Nevada and our newly acquired gas stations and retail outlets at Primm, Nevada. These newly acquired stations added $26.1 million in new costs for the six months ended June 30, 2007.  The remaining increase of $1.5 million was related to gasoline sales at our existing Iowa property. These costs collectively represent 83.0% of other revenues for the six month period ended June 30, 2007.

Income from Operations

As a result of the factors discussed above, income from operations was $21.5 million for the six months ended June 30, 2007, a decrease of $25.4 million from $46.9 million for the six months ended June 30, 2006.  As a percentage of total revenues, income from operations decreased from 15.6% during 2006 to 5.5% during the same period in 2007.

Other Expenses

Other expense was $26.7 million for the six months ended June 30, 2007, an increase of $8.3 million from the six months ended June 30, 2006 when other expense was $18.4 million.  This increase was due to interest costs increasing from

$18.8 million during the first six months of 2006 to $34.1 million during the first six months of 2007 as a result of higher average outstanding debt balance for the current-year period as well as a higher average borrowing rate on floating rate debt. The Company’s debt grew from $517.1 million at June 30, 2006 to $1.1 billion at June 30, 2007, which was due to the funding of both the Sands Regent Acquisition and the Primm Acquisition.

During the first six months of 2007, the Company recognized an increase in the value of a derivative instrument of $6.7 million.  This was associated with the valuation of an interest rate swap the Company entered into in conjunction with its the $700 million aggregate principal amount in term loans issued pursuant to the senior credit facility.

Net Income(Loss)

Primarily as a result of the decline in route revenues from the impact of the smoking ban as well as increased interest and depreciation and amortization associated with the properties acquired pursuant to the Sands Regent Acquisition and the Primm Acquisition, net losses for the six months ended June 30, 2007 were $5.2 million.  This is a decline of $33.7 million, from net income of $28.5 million recorded for six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

At June 30, 2007, we maintained $92.1 million in cash and equivalents.  We expect to fund our existing operations, debt service and capital needs from operating cash flow and cash on hand.  Based upon our anticipated future operations, we believe that cash on hand, together with available cash flow, will be adequate to meet our anticipated working capital requirements for existing operations, capital expenditures for existing operations and scheduled payments of interest on our outstanding indebtedness for at least the foreseeable future.  No assurances can be given, however, that our cash flow will be sufficient for that purpose.  There can be no assurance that our estimates of our cash needs in respect of existing operations are accurate or that new business developments or other unforeseeable events will not occur, resulting in the need to raise additional funds.

Operating Activities

During the six months ended June 30, 2007, operating activities provided $21.8 million in cash flows on $5.2 million in net losses.

Investing Activities and Capital Expenditures

For the six months ended June 30, 2007, we used for investing activities net cash of $557.4 million primarily related to the acquisition of The Sands Regent for $148.0 million and the Primm Acquisition for $393.2, as well as capital spent for the refurbishment of our casino properties and purchase of gaming machines for our route operations.  Cash paid for capital expenditures for the three-month period ended June 30, 2007 was $16.2 million.

Capital expenditures for the remainder of the year are anticipated to be approximately $15 million.

Financing Activities

Cash flows provided by financing activities were $562.1 million in the first six months of 2007.  During the first six months of 2007, the Company repaid debt of $201.0 million while borrowing $783.0 million and made shareholder distributions of $10.3 million.  Approximately $3.3 million of these distributions were for income taxes.

We maintain a $875.0 million senior credit facility, $375.0 million of which consists of a term loan incurred in connection with the Sands Regent Acquisition and $325.0 million of which consists of a delay draw term loan incurred in connection with the Primm Acquisition, each of which term loans mature on December 2, 2011 if we have not refinanced our 8 1/8% notes, and otherwise on January 3, 2014.  Our senior credit facility also provides for a $175.0 million revolving credit facility due on December 2, 2011 if we have not refinanced our 8 1/8% notes, and otherwise on January 3, 2013, of which $96.4 million was undrawn at June 30, 2007.  Interest accrues on borrowings under our senior credit facility based on a floating rate.  This floating rate is based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread.  Our average floating rate on debt incurred under the senior credit facility was $7.3% at June 30, 2007.

Primarily as a result of the continued negative impact on our route operations of the Nevada anti-smoking legislation, we have obtained from the lenders under our senior credit facility a waiver from compliance with the financial covenants set forth in the senior credit facility for the fiscal quarter ended June 30, 2007.  In order to obtain the waiver from the lenders, the Company was required to pay a fee of 0.50%.  In addition, the waiver also provided for the following changes to the terms of the senior credit facility:

•                  the interest rate premium payable in respect of revolving loans has been increased from LIBOR plus 2.0% to LIBOR plus 3.0% for Eurodollar loans and from the base rate plus 0.75% to the base rate plus 1.75% for base rate loans;

•                  the interest rate premium payable in respect of term loans has been increased from LIBOR plus 1.875% to LIBOR plus 3.0% for Eurodollar loans and from the base rate plus 0.625% to the base rate plus 1.75% for base rate loans;

•                  the premiums payable on both term loans and revolving loans will increase by an additional 0.50% should the Company’s corporate family rating given by Moody’s Investor Services decrease to B2; and

•                  a 2.0% prepayment premium will be assessed on any voluntary prepayment of the term facility prior to August 14, 2008 and a 1.0% prepayment premium will be assessed on any voluntary prepayment of the term facility between August 14, 2008 and August 13, 2009.

The current effect of this waiver is a fee payment of approximately $4.1 million and an increase to the interest paid by the Company of approximately $7 million per year with respect to the terms loans and $0.9 million with respect to the revolving loans.

In addition, we have informed these lenders that we expect to request amendments to the financial covenants in the senior credit facility for the quarters ending on and after September 30, 2007 upon finalization of the amendments to certain of our slot route location leases.  Although we expect we will be able to negotiate such amendments to our senior credit facility, there can be no assurance that we will be successful in doing so.  If we are not successful in obtaining such amendments, we will not be able to borrow additional amounts under our revolving credit facility and the lenders under our senior credit facility will have the ability to accelerate all amounts outstanding thereunder.

At June 30, 2007, our debt included approximately $159.3 million of our 8 1/8% notes and $170 million of our 7% notes.  After giving effect to indebtedness under our senior subordinated notes and borrowings under our senior credit facility, our total debt is approximately $1.1 billion.

Our ability to service our debt will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control, such as passage of the Nevada anti-smoking legislation.

We may from time to time seek to retire our outstanding debt through cash purchases, open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

Other significant uses of cash in the six months ended June 30, 2007 include interest and distributions made to stockholders for payment of S corporation taxes and discretionary distributions.  Our cash payments for interest were $32.4 million for the six months ended June 30, 2007.  The distributions to stockholders included $3.3 million in distributions for S corporation taxes and other cash distributions of approximately $7.0 million.

Cash interest payments for the remainder of 2007 should be approximately $23.0 million greater than in the same period in 2006.  Stockholder distributions for S corporation taxes will be significantly lower in 2007 as net losses have been incurred related to the route revenue decreases as well as the inclusion for tax purposes of the amortization of the intangible assets of both the assets acquired pursuant to the Sands Regent Acquisition and the Primm Properties. Cash payments for non-tax related stockholder distributions should be zero for the remainder of the 2007.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2007.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Contractual Obligations:
Long-term debt	$1,104,690	$775,381	$17	$159,292	$170,000
Estimated interest payments (1)	177,181	51,129	49,686	48,599	27,767
Operating leases	383,596	74,244	79,739	40,797	188,816
Total contractual cash obligations	$1,883,437	$930,651	$240,287	$325,916	$386,583

(1)             Estimated interest for variable rate debt is based on rates at June 30, 2007 as adjusted for the increase agreed to in the financial covenant waiver and include only interest charges through the expiration of the waiver.

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

•                  Our operations have been adversely effected by the anti-smoking regulations in Nevada.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any cash or cash equivalents as of June 30, 2007 that are subject to market risk based on changes in interest rates.  As a result of our senior credit facility, we are exposed to some market risk due to floating or variable interest rates, although we have mitigated some of this risk by entering into interest rate swaps during the first two quarters of 2007.  The interest on revolving borrowings and on the term loan under our senior credit facility is based on a floating rate (a base rate or LIBOR, at our option), plus a leverage grid-based variable amount.  At June 30, 2007, the principal amount of the related borrowings under our senior credit facility was approximately $775.3 million, of which $325.3 million was subject to variable interest rates after taking into account our interest rate swaps.  A hypothetical 1.0% increase in LIBOR would result in an approximately $3.2 million annual increase in interest expense.

The carrying value of our cash, trade, notes and loans receivable and trade payables approximates fair value primarily because of the short maturities of these instruments.  The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.  Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $1.09 billion as of June 30, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

(a)           Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting.  The material weakness identified in our internal control for the quarter ended March 31, 2007 is a failure to have in place sufficient documentation as required by generally accepted accounting principles in order to permit interest rate swaps in the notional amount of $350.0 million to properly qualify as a hedge of a corresponding principle amount under our senior credit facility.

Notwithstanding the fact that the financial information presented in this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007 was prepared in the absence of effective internal control over financial reporting, as described above, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows.

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

Currently, we are in the process of developing and implementing measures to address the material weakness described above.  Specifically, we are drafting an internal policy, which will be completed during the third quarter of this fiscal year, regarding hedging transactions that will set forth the required procedures and documentation in order to permit such transactions undertaken by us to qualify for hedge accounting.

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

On November 7, 2006, voters in Nevada passed Question 5, an initiative that prohibits smoking in indoor places of employment including, but not limited to, bars and taverns that serve food, grocery stores, malls and other retail establishments, and that gives future control over smoking regulation to individual counties or municipalities.  Since its adoption, Question 5 has led to material decreased patron play at our route locations.  A number of our larger space leases for our route operations for which we pay a fixed rent provide for an adjustment to the rent after six months of operations under the anti-smoking legislation have occurred and we are in the process of negotiating amendments to those leases.  However, there can be no assurances that we will be able to negotiate amendments to such leases that are favorable to us.   If we are not able to offset decreased patron play at our route locations as a result of the anti-smoking legislation, such patron play continues to decrease or we are unsuccessful in negotiating amendments to the space leases discussed above, we may not be able to remedy the material adverse effect on our business, financial condition and results of operations caused by the anti-smoking legislation.

Primarily as a result of the continued negative impact on our route operations of the Nevada anti-smoking legislation, we have obtained from the lenders under our senior credit facility a waiver from compliance with the financial covenants set forth in the senior credit facility for the fiscal quarter ended June 30, 2007. In addition, we have informed these lenders that we expect to request amendments to the financial covenants in the senior credit facility for the quarters ending on and after September 30, 2007 upon finalization of the amendments to certain of our slot route location leases. Although we expect we will be able to negotiate such amendments to our senior credit facility, there can be no assurance that we will be successful in doing so. If we are not successful in obtaining such amendments, we will not be able to borrow additional amounts under our revolving credit facility and the lenders under our senior credit facility will have the ability to accelerate all amounts outstanding thereunder, which would lead to a material adverse effect on our financial condition to the extent that we were unable to obtain an alternate source of financing.

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

The business of the Primm Casinos has been adversely impacted by the decline on the economy of southern California, which could lead to an adverse impact on the operations of the Company.

The results of the operations of the Primm Casinos have been negatively impacted during the first half of 2007.  The Primm Casinos derive a significant amount of their business from the Southern California market, particularly the San Bernardino and Barstow metropolitan areas.  The softness in these markets is being evaluated and management feels these casinos results have been negatively impacted by the high cost of gasoline and the overall economic weakness in the value sector of the business.  Gaming revenues at the Primm Casinos were down 3.0% for the second quarter when compared with the prior year period, although this was significantly less than the 8.0% reduction from the prior year period during the first quarter of 2007 when the results of these casinos were impacted by the I-15 road closures during late January and February.  To the extent that gasoline costs remain high and the overall economic weakness of the value sector of the business continues or worsens, the results of the Company may be adversely affected.

The business of the Primm Casinos may be adversely impacted by expanded Native American gaming operations in California, which could lead to an adverse impact on the operations of the Company.

The largest sources of tourist customers for the Primm Casinos are from southern California, including a large number who drive to Las Vegas from the San Bernardino and Barstow metropolitan areas.  The expansion of Native American casinos in California, Oregon, and Washington continues to have an impact on casino revenues in Nevada in general, and such impact may be significant on the markets in which the Primm Casinos operate.

California’s state officials are in active negotiations to renegotiate certain compacts with Native American tribes.  Some Native American casino compacts have already been changed to allow for additional slot machines.  In addition, several initiatives have been proposed which would, if approved, further expand the scope of gaming in California.  While the effect of increased gaming in California and other states is difficult to predict, the business of the Primm Casinos would be adversely impacted if such competing casinos attract patrons who would otherwise travel to Primm.

The business of the Primm Casinos may be adversely impacted if their use of water exceed allowances permitted by federal and local governmental agencies or if such governmental agencies impose additional requirements in connection with such use of water, which in each case could lead to an adverse impact on the operations of the Company.

The Primm Casinos are not served by a municipal water system.  As a result, the water supply of such casinos is dependent on rights they have been granted to water in various wells located on federal land in the vicinity of the Primm Casinos and permits that allow the delivery of water to the Primm Casinos.  These permits and rights are subject to the jurisdiction and ongoing regulatory authority of the U.S. Bureau of Land Management, the States of Nevada and California and local governmental units.  While we believe that adequate water for the Primm Casinos is available, the future water needs of the Primm Casinos may exceed the permitted allowance.  In such an event, future requests for additional water may not be approved or may be approved with terms or conditions that are more onerous.  Any such denial or any such additional terms and conditions may have a material adverse effect on the results of operations of the Primm Casinos, thereby adversely affecting the results of operations and financial condition of the Company.

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

Date: August 14, 2007	HERBST GAMING, INC.
(Registrant)

	By:	/s/ Mary E. Higgins
Mary E. Higgins
	Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Edward J. Herbst pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mary E. Higgins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Edward J. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith.