Form 10-Q
period 2007-09-30
HERBST GAMING INC
filed 2007-11-14
CIK 1160294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

FORM 10-Q

i

PART I — FINANCIAL INFORMATION

ITEM 1           FINANCIAL STATEMENTS

HERBST GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2006	September 30, 2007
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$65,640	$136,709
Accounts receivable, net	3,515	8,784
Notes and loans receivable	2,093	1,269
Prepaid expenses	6,681	16,891
Inventory	2,553	4,905
Total current assets	80,482	168,558
Property and equipment, net	234,515	490,622
Lease acquisition costs, net	33,162	23,300
Due from related parties	168	475
Other assets, net	16,649	23,664
Intangibles, net	200,219	199,349
Goodwill	3,255	287,217

Total assets	$568,450	$1,193,185

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,105	$823,610
Accounts payable	10,016	18,921
Accrued expenses	15,408	41,290
Due to related party	—	15

Total current liabilities	26,529	883,836
Long-term debt, less current portion	521,513	329,341
Other liabilities	1,637	5,652

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
Retained earnings (accumulated deficit)	14,772	(29,643)

Total stockholders’ equity	18,771	(25,644)

Total liabilities and stockholders’ equity	$568,450	$1,193,185

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(in thousands)		(in thousands)
Revenues
Route operations	$83,730	$66,072	$261,624	$212,541
Casino operations	59,262	138,443	176,853	349,260
Other operations	3,309	32,808	7,509	68,809
Total revenues	146,301	237,323	445,986	630,610
Promotional allowances	(8,205)	(18,329)	(24,186)	(47,014)

Net revenues	138,096	218,994	421,800	583,596

Costs of revenues
Route operations	66,546	58,232	202,926	187,321
Casino operations	38,313	100,611	113,249	243,379
Other operations	2,247	26,129	4,403	55,932
General and administrative	3,321	5,416	9,166	17,903
Depreciation and amortization	9,764	17,448	27,253	46,448
Loss on impairment of assets	—	3,165	—	3,165
Total costs and expenses	120,191	211,001	356,997	554,148
Income from operations	17,905	7,993	64,803	29,448

Other income (expense)
Interest income	183	216	579	894
Interest expense, (net of capitalized interest of $446, $0, $873 and $206, respectively)	(9,888)	(26,441)	(28,674)	(60,533)
Decrease in value of derivative instruments	—	(10,665)	—	(3,924)
Total other expense	(9,705)	(36,890)	(28,095)	(63,563)
Net income (loss)	$8,200	$(28,897)	$36,708	$(34,115)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2007
	(in thousands)
Cash flows from operating activities
Net income (loss)	$36,708	$(34,115)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	27,253	46,448
Amortization of debt issuance costs	1,356	2,407
Debt discount amortization	107	107
Loss (gain) on sale of property and equipment	231	(26)
Change in value of derivative instruments	—	3,924
Loss on impairment of assets	—	3,165
Decrease (increase) in
Accounts receivable	(715)	1,812
Prepaid expenses	(472)	(3,926)
Inventory	189	(149)
Due from related parties	(276)	(307)
Other assets	(1,221)	(98)
Increase (decrease) in
Accounts payable	(727)	(1,463)
Accrued expenses	8,308	10,461
Due to related parties	(2)	15
Other liabilities	149	(425)
Net cash provided by operating activities	70,888	27,830
Cash flows from investing activities
Net cash paid for acquisition of software system assets	(10,231)	—
Net cash paid for acquisition of Sands	—	(147,953)
Net cash paid for acquisition of Primadonna	—	(393,681)
Additions to notes receivable	(1,003)	(728)
Collection on notes receivable	631	1,576
Proceeds from sale of property and equipment	218	174
Purchases of property and equipment	(53,870)	(25,280)
Lease acquisition costs	(1,141)	(1,084)
Net cash used in investing activities	(65,396)	(566,976)
Cash flows from financing activities
Proceeds from long-term debt	33,000	833,000
Payments of long-term debt	(10,833)	(202,774)
Deferred loan costs	(4)	(9,711)
Stockholders’ distributions	(29,398)	(10,300)
Net cash (used in) provided by financing activities	(7,235)	610,215
Net (decrease) increase in cash and cash equivalents	(1,743)	71,069
Cash and cash equivalents
Beginning of period	73,849	65,640
End of period	72,106	136,709
Supplemental cash flow information
Cash paid for interest	21,720	51,558
Supplemental schedule of non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	6,374	1,769

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Principles of Consolidation—The accompanying condensed consolidated financial statements of Herbst Gaming, Inc. (“Herbst” or the “Company”) include the accounts of Herbst and its subsidiaries: E-T-T, Inc. and subsidiaries (“ETT”), Market Gaming, Inc. (“MGI”), E-T-T Enterprises L.L.C. (“E-T-T Enterprises”), Flamingo Paradise Gaming, LLC (“FPG”), HGI-Lakeside (“HGI-L”), HGI-St. Jo (“HGI-SJ”), HGI-Mark Twain (“HGI-MT”), The Sands Regent and subsidiaries (“The Sands Regent”) and the Primadonna Company, LLC (“Primadonna”).  The financial statements of ETT are consolidated and include the following wholly-owned subsidiaries: Cardivan Company, Corral Coin, Inc. and Corral Country Coin, Inc.  The financial statements of The Sands Regent are consolidated and include the following direct and indirect wholly-owned subsidiaries: Zante, Inc., Last Chance, Inc., California Prospectors, Ltd. (which is a wholly owned subsidiary of Last Chance, Inc.), Plantation Investments, Inc. and Dayton Gaming, Inc.

All significant intercompany balances and transactions between and among Herbst, ETT, MGI, E-T-T Enterprises, FPG, HGI-L, HGI-SJ, HGI-MT, The Sands Regent and Primadonna have been eliminated in the condensed consolidated financial statements.

ETT and MGI conduct business in the gaming industry and generate revenue principally from gaming machine route operations and casino operations.  Gaming machine route operations involve the installation, operation and service of gaming machines owned by the Company that are located in licensed, leased or subleased space in retail stores (supermarkets, convenience stores, etc.), bars and restaurants throughout the State of Nevada.  The Company owns and operates Terrible’s Town Casino & Bowl in Henderson, Nevada, Terrible’s Searchlight Casino in Searchlight, Nevada and Terrible’s Town Casino and Terrible’s Lakeside Casino & RV Park, both of which are located in Pahrump, Nevada.  The operations of the subsidiaries of the Company are as follows:

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

The gaming industry in the States of Nevada, Iowa and Missouri are subject to extensive state and local government regulation.  The Company’s gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada Gaming Control Board, the Iowa Racing and Gaming Commission and the Missouri Gaming Commission, as well as local jurisdictions.

Basis of Presentation—The condensed consolidated financial statements of Herbst Gaming, Inc. as of September 30, 2007, and for the nine months ended September 30, 2007 and 2006, are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the financial results for the interim periods.  Our results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007.  These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

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

Reclassifications—As noted above, during 2007 we completed the acquisitions of the Sands Regent and Primadonna properties.  After the acquisitions,  we analyzed the operations of our newly acquired properties, in comparison to our previous operational mix between route and casino operations as it related to the classification of certain expenses.  As a result of this analysis, certain amounts have been reclassified from general and administrative expenses to route and casino expenses to present the expenses incurred for operations going forward to conform to the current period’s presentation.  Expenses for the three months ended September 30, 2006 include the following: general and administrative expenses are decreased by $1,286,000, route expenses are increased by $295,000 and Nevada casino expenses are increased by $991,000. In addition, expenses for the nine months ended September 30, 2006 include the following: general and administrative expenses are decreased by $3,705,000, route expenses are increased by $909,000 and Nevada casino expenses are increased by $2,796,000. Such reclassifications had no impact on net income or equity.

Certain amounts have also been reclassified from other revenue to casino revenue to reflect the recognition of entertainment revenue in “Casino operations” as opposed to “Other operations”. To conform to the current period’s presentation, revenues for the three months ended September 30, 2006 include the following adjustments: “Other Operations” are decreased by $67,000 and “Casino Operations—Other states” are increased by $67,000. In addition, expenses for the nine months ended September 30, 2006 include the following adjustments: “Other Operations” are decreased by $357,000 and “Casino Operations—Other states” are increased by $357,000.

Goodwill—The Company has approximately $287,217,000 in goodwill as of September 30, 2007.  Approximately $97,771,000 of this total was added in the first quarter as a result of the acquisition of The Sands Regent, and an additional $186,191,000 was added in the second quarter as a result of the acquisition of The Primadonna Company, each as described in footnote 2 below.  Each of these amounts is an estimate and is subject to adjustment upon the completion of our purchase price allocation. The estimated fair values are based on estimates made by management and include no assignment of value to intangible assets as these values are expected to be provided by the aforementioned valuation.  To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

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

Recently Issued and Adopted Accounting Standards—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.

Derivative Instruments—The FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment to SFAS 133).”  These statements establish accounting and reporting standards for derivative instruments for fiscal years beginning after June 15, 2000.  At September 30, 2007, we had an interest rate swap outstanding that did not qualify as a hedge, resulting in a loss of $10,665,000 and $3,924,000 for the three months and nine months ended September 30, 2007, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(dollars in thousands)

Room	$329	$2,751	$680	$5,908
Food and Beverage	2,176	4,762	5,883	12,334
Other	4,641	6,243	14,909	18,489
Total	$7,146	$13,758	$21,472	$36,731

These costs are reclassified out of the respective department into the casino department.

Liabilities in respect of the Company’s player’s club program are recognized as points are earned and are included in the “Other liabilities” line of the Company’s balance sheet.  Expenses related to the Company’s player’s club program are included in the “Promotional allowances” line of the Company’s statement of operations.

2.                                      ACQUISITIONS

Primm Acquisition

On April 10, 2007, the Company completed the acquisition of certain gaming assets of MGM MIRAGE (the “Primm Acquisition”) for a net cash purchase price of $394 million.  These assets include Buffalo Bill’s Hotel and Casino, Primm Valley Resort and Whiskey Pete’s Hotel and Casino located in Primm, Nevada.  The purchase price allocation is described in the following tables.  The Company used borrowings under its senior credit facility to fund the purchase price of the Primm Acquisition.  The acquisition was recorded under the purchase method of accounting and the results of operations of the Primm Properties have been included in the Company’s consolidated results following the date of acquisition. All of the goodwill associated with the Primm Acquisition is included in the “Casino Operations—Nevada” reporting segment.

The allocation of the purchase price for the Primm Acquisition, which is subject to change based on a final valuation of the assets acquired and liabilities assumed as of the closing date of the acquisition, is as follows:

Estimated Fair Market Value of assets acquired (in thousands) net of cash:

Receivables	$2,513
Inventory	1,603
Prepaid	4,152
Property, plant and equipment	218,841
Other assets	1,310
Goodwill	186,191

Estimated Fair Market Value of liabilities assumed (in thousands):

Accounts payable	$(8,201)
Accrued expenses	(11,459)
Other Liabilities	(500)
Total cash purchase price	$394,450

Sands Regent Acquisition

On January 3, 2007, the Company completed the acquisition of The Sands Regent (the “Sands Regent Acquisition”), paying approximately $149 million in cash for the outstanding securities of The Sands Regent, the repayment of outstanding debt and related fees. The purchase price allocation is described in the following tables.  Pursuant to the Sands Regent Acquisition, the Company acquired Rail City Casino in Sparks, Nevada, Sands Regency Casino Hotel in Reno, Nevada, Gold Ranch Casino and RV Resort in Verdi Nevada and Depot Casino and Red Hawk Sports Bar, each in Dayton, Nevada.  The Company used borrowings under its senior credit facility to fund the purchase price of the Sands Regent Acquisition.  The Sands Regent Acquisition was recorded under the purchase method of accounting and the results of operations of the assets of The Sands Regent have been included in the Company’s consolidated results following the date of acquisition. All of the goodwill associated with the Sands Regent Acquisition is included in the “Casino Operations—Nevada” reporting segment.

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

Estimated Fair Market Value of liabilities assumed (in thousands):

Accounts payable	$(2,229)
Accrued expenses	(3,962)
Total cash purchase price	$148,651

The table below reflects unaudited pro forma consolidated results of the Company as if the Sands Regent Acquisition and the Primm Acquisition had taken place at January 1, 2006 (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(dollars in thousands) (unaudited)
Revenue	$234,993	$218,994	$698,038	$651,495
Income from operations	27,249	7,993	89,427	31,790
Net income (loss)	7,257	(28,897)	30,471	(40,094)

In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of the earliest period presented.

3.             PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31, 2006	September 30, 2007

Building	$133,867	$358,831
Gaming equipment	116,630	149,010
Furniture, fixtures, and equipment	52,248	61,085
Leasehold improvements	2,001	2,026
Land	19,425	34,690
Barge	17,153	17,160
Construction-in-progress	2,344	12,768

Less accumulated depreciation	(109,153)	(144,948)
	$234,515	$490,622

4.             OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	December 31, 2006	September 30, 2007
Debt issuance costs, net of accumulated amortization of $4,145 and $6,552, respectively	$10,475	$17,778
Interest rate swap	—	—
Other assets	6,174	5,886
Total	$16,649	$23,664

5.             GOODWILL

During the first quarter of 2007, we acquired the stock of The Sands Regent and during the second quarter of 2007 we acquired the Primm Properties.  In connection with these transactions, we recorded a significant amount of goodwill included in the table below.

The changes in the carrying amount of goodwill for the quarter ended September 30, 2007 are as follows (in thousands):

Balance as of January 1, 2007	$3,255
Goodwill acquired during the year in connection with the Sands Regent Acquisition	97,771
Goodwill acquired during the year in connection with the Primm Acquisition	186,191
Total	$287,217

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

6.                                    ACCRUED EXPENSES

Accrued expenses consist of the following (dollars in thousands):

	December 31, 2006	September 30, 2007

Accrued interest	$3,635	$10,301
Progressive jackpot liabilities	2,080	2,779
Accrued payroll and related	4,267	16,317
Other accrued expenses	5,426	11,893
Total	$15,408	$41,290

7.             LONG-TERM DEBT

Long-term debt consists of the following (dollars in thousands):

	December 31, 2006	September 30, 2007

Revolving credit facility secured by assets of the Company. Draws on this facility bear interest at a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The average rate at September 30, 2007 was 8.2%. The revolving credit facility matures on December 2, 2011	$95,000	$128,000
Term loan secured by assets of the Company. The term loan bears interest at a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The term loan requires $938 in principal payments due quarterly for the first five years of the term loan, with the balance payable at maturity. The average rate at September 30, 2007 was 8.2%. The term loan matures on December 2, 2011	98,250	372,187
Delay draw term loan secured by assets of the Company. The delay draw term loan bears interest at a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The delay draw term loan requires $812 in principal payments due quarterly for the first five years of such term loan, with the balance payable at maturity. The average rate at September 30, 2007 was 8.2%. The delay draw term loan matures on December 2, 2011	—	323,375
8 1/8% senior subordinated notes due June 1, 2012 with interest paid semi-annually on June 1 and December 1, including an original issue discount of $779 and $707, respectively.	159,221	159,329
7% senior subordinated notes due November 1, 2014 with interest paid semi-annually on May 15 and November 15	170,000	170,000
Notes payable to automobile finance companies secured by vehicles, payable in monthly installments of $10, including interest ranging from 0% to 7.99%	147	60
Total debt	522,618	1,152,951
Less current portion	(1,105)	(823,610)
Total long-term debt	$521,513	$329,341

8 1/8% Senior Subordinated Notes

On June 11, 2004, the Company issued (through a private placement) $160 million in 8 1/8% senior subordinated notes due June 1, 2012 (the “8 1/8% notes”).

The proceeds from the 8 1/8% notes, along with our senior credit facility then in effect, were used to retire 97% of the Company’s outstanding 10 3/4% notes for $242.1 million and to pay a $15.0 million dividend to shareholders. Fees of $4.3 million associated with the 8 1/8% notes and $3.5 million associated with such credit facility are included in other assets at September 30, 2007 and are being amortized over the life of the indebtedness.

The 8 1/8% notes mature on June 1, 2012. Interest is payable in cash at a rate of 8 1/8% per annum on June 1 and December 1 of each year, beginning on December 1, 2005. The indenture under which the 8 1/8% notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on certain payments such as dividends. The Company is in compliance with these covenants as of September 30, 2007.

7% Senior Subordinated Notes

On November 22, 2004, the Company issued (through a private placement) $170 million in 7% senior subordinated notes due November 1, 2014 (the “7% notes”).

The proceeds from the 7% notes, along with borrowings under our senior credit facility then in effect were used to finance the our purchase of three casinos from Grace Entertainment, Inc. in February 2005.  Fees of $6.2 million associated with the 7% notes and such credit facility are included in other assets at September 30, 2007 and are being amortized over the life of the indebtedness.

The 7% notes mature on November 15, 2014. Interest is payable in cash at a rate of 7% per annum on May 15 and November 15 of each year, beginning on May 15, 2005. The indenture under which the 7% notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on certain payments such as dividends. The Company is in compliance with these covenants as of September 30, 2007.

The Company’s senior subordinated notes are guaranteed by E-T-T, Inc. and its subsidiaries, Cardivan Company, Corral Coin, Inc., Corral Country Coin, Inc., Corral Coin, Inc., E-T-T Enterprises L.L.C., Market Gaming, Inc., and Flamingo Paradise Gaming, LLC, HGI-Lakeside, HGI-St Jo and HGI-Mark Twain, The Sands Regent and its subsidiaries and Primadonna and its subsidiaries, all of which are one-hundred percent-owned subsidiaries of Herbst Gaming, Inc.

Credit Facilities

On January 3, 2007, the Company amended and restated the senior secured credit facility it entered into on June 10, 2005 (the “senior credit facility”). The senior credit facility provides for a $175 million revolving credit facility and included the ability to issue $375 million under a term facility to fund the Sands Regent Acquisition and a $325 million delay draw term facility to fund the Primm Acquisition. Borrowings under the amended and restated credit facility bear interest, selected monthly at the Company’s option, at a premium over the base rate or the one-, two-, three- or six-month Eurodollar Rate (“Eurodollar”).  The premium depends on a leverage ratio and can vary, if determined by reference to the base rate, between 0.0% and 0.750% and, if determined by reference to Eurodollar, between 1.00% and 2.00%. As of September 30, 2007, using the Eurodollar option, the premium over Eurodollar was 3.0%.  The Company incurs a commitment fee, payable quarterly in arrears, on the unused portion of the senior secured credit facility. This fee varies depending on a leverage ratio and can vary between 0.25% and 0.375% per annum. As of September 30, 2007, the fee was 0.375% per annum times the average unused portion of the facility.

The senior credit facility contains various limitations and restrictions, including leverage covenants (both senior and total) as well as a minimum fixed charge coverage ratio.  Primarily as a result of the continued negative impact on our route operations of the December 2006 legislation in Nevada banning smoking in bars, taverns, grocery and convenience stores and restaurants, as well as other public places (other than casino floors), the Company obtained from the lenders under its senior credit facility a waiver from compliance with the financial covenants set forth in the senior credit facility for the fiscal quarter ended June 30, 2007.  In order to obtain the waiver from the lenders, the Company was required to pay a fee of 0.50%.  In addition, the waiver also provided for the following changes to the terms of the senior credit facility:

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

The Company is currently in default with respect to the financial covenants under its senior credit facility. The Company is currently negotiating with the lenders under the senior credit facility for a waiver from compliance with respect to such financial covenants for the quarter ended September 30, 2007 and for amendments for periods thereafter. Although the Company expects it will be able to negotiate such amendments to the senior credit facility, there can be no assurance that it will be successful in doing so or that it will be able to negotiate favorable terms.  However, as the amounts currently due under the revolving credit facility, term loan credit facility and delay draw term loan may be accelerated by such lenders, such amounts have been reclassified as current liabilities in the accompanying balance sheet as of September 30, 2007.

Long-term debt is expected to mature as follows (dollars in thousands):

September 30, 2007

2008	823,610
2009	12
2010	—
2011	—
2012	159,329
Thereafter	170,000
Total	$1,152,951

8.                                      BUSINESS SEGMENTS

The Company operates through two business segments: slot route operations and casino operations.  The slot route operations involve the installation, operation and service of slot machines at strategic, high traffic non-casino locations such as grocery stores, drug stores, convenience stores, bars and restaurants.  Casino operations are broken into geographic segments: casinos located in Nevada and casinos located in other states.  The Company has thirteen casinos located in Nevada: Terrible’s Town Casino in Henderson, Nevada, Terrible’s Casino Searchlight in Searchlight, Nevada, Terrible’s Town Casino and Terrible’s Lakeside Casino, both of which are located in Pahrump, Nevada, Terrible’s Hotel & Casino in Las Vegas, Nevada, Terrible’s Rail City Casino in Sparks, Nevada, Terrible’s Sands Regency Casino Hotel in Reno, Nevada, Terrible’s Gold Ranch Casino and RV Resort in Verdi Nevada, Terrible’s Depot Casino and Red Hawk Sports Bar, both of which are located in Dayton, Nevada and Whiskey Pete’s Hotel and Casino, Buffalo Bill’s Hotel and Casino and Primm Valley Resort and Casino, all of which are located in Primm, Nevada.  The Company has three casinos located in other states:  Terrible’s Lakeside Casino Resort in Osceola, Iowa, Terrible’s Mark Twain Casino in LaGrange, Missouri and Terrible’s St. Jo Frontier Casino in St. Joseph, Missouri.

Net revenues, income from operations, depreciation and amortization and EBITDA (as defined in footnote 2 below) for these segments are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net revenues
Slot route operations	$83,707	$66,061	$261,564	$212,494
Casino operations:
Nevada	19,950	89,341	61,294	210,188
Other states	31,130	30,784	91,433	92,105
Other operations—non gaming	3,309	32,808	7,509	68,809
Total net revenues	$138,096	$218,994	$421,800	$583,596
Income from segment operations (excluding general and administrative expense)
Slot route operations	$11,620	$2,110	$43,296	$8,072
Casino operations:
Nevada	2,054	3,007	8,935	13,978
Other states	6,570	4,855	18,871	15,825
Total income from segment operations	20,244	9,972	71,102	37,875
Other	(2,339)	(1,979)	(6,299)	(8,427)
Total income from operations	$17,905	$7,993	$64,803	$29,448

Depreciation and amortization
Slot route operations	$5,541	$5,719	$15,342	$17,101
Casino operations:
Nevada	1,589	8,821	4,485	20,639
Other states	2,554	2,831	7,187	8,472
Other expenses	80	77	239	236
Total depreciation and amortization	$9,764	$17,448	$27,253	$46,448

Segment EBITDA (2)
Slot route operations	$17,161	$7,829	$58,638	$25,173
Casino operations:
Nevada	3,643	11,828	13,420	34,617
Other states	9,124	7,686	26,058	24,297
Other and corporate (1)	(2,076)	1,479	(5,481)	(4,132)
Depreciation and amortization	(9,764)	(17,448)	(27,253)	(46,448)
Interest expense, net of capitalized interest	(9,888)	(26,441)	(28,674)	(60,533)
Decrease in value of derivative instruments	—	(10,665)	—	(3,924)
Net income (loss)	$8,200	$(28,897)	$36,708	$(34,115)

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

Pursuant to the Primm Acquisition, the Company assumed a lease with Primm South Real Estate Company of approximately 143 acres of land on which Whiskey Pete’s, Buffalo Bill’s and Primm Valley are located.  The lease has an initial term of 50 years, with an option to extend for one additional 25 year period and as of September 30, 2007 provides for annual lease payments of $5.4 million.  Lease payments are subject to annual increases based upon the Consumer Price Index, not to exceed 8% per year.  The rental amount is also subject to an appraisal adjustment every eight years with the next appraisal adjustment occurring on July 1, 2009.  In addition, the lease further provides the Company with the exclusive right to conduct gaming activities on the leased property for 10 years, for a $100,000 annual fee.  This right may be extended, at the Company’s option, for consecutive 10 year periods so long as the Company is in compliance with the terms of the lease.  At each renewal period, the fee will be increased by the Consumer Price Index, subject to a maximum annual increase of 8%.

The Company has adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset depreciated over the estimated useful life of the related assets.  Pursuant to the Primm Acquisition, the Company recorded a liability of $500,000 related to expected costs to return leased land to its original state at the end of the lease agreement (using a 6.7% discount rate and a 3.0% inflation rate).

Future minimum lease payments under non-cancelable operating leases and location license agreements are as follows (dollars in thousands):

2008	$58,217
2009	36,589
2010	35,556
2011	20,649
2012	7,987
Thereafter	186,893
Total	$345,891

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

We use interest rate swaps to manage the risk related to variable rate of our debt between fixed and variable rate instruments entered into in January 2007.  As of September 30, 2007, we have interest rate swap agreements for notional amounts totaling $450.0 million.  Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreement will have a corresponding effect on future cash flows.

Our derivative instruments contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We mitigate that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties.

The major terms of the interest rate swap are as follows:

Effective Date	Type of Hedge	Fixed Rate Paid	Variable Rate Received as of June 30, 2007	Notional Amount (in thousands)	Maturity Date
January 2, 2007	Cash Flow	5.04%	5.36%	$350,000	January 2, 2014
July 1, 2007	Cash Flow	5.10%	5.36%	$100,000	January 2, 2014

We have determined that the interest rate swap does not meet the requirements to qualify for hedge accounting and have therefore recorded losses of $10,665,000 and $3,924,000 for the change in fair value of these derivative instruments in our condensed consolidated statements of operations for the three-month period and nine-month period ended September 30, 2007, respectively.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a diversified gaming company that focuses on two business lines: slot route operations and casino operations.  At September 30, 2007, we owned and operated 16 casinos and a slot route operation.  Our route operations involve the exclusive installation and operation of approximately 7,400 slot machines as of September 30, 2007 in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants.  Taking into account the Primm Acquisition and the Sands Regent Acquisition, our casino operations consist of sixteen casinos located in Nevada, Iowa and Missouri, all operated or, with respect to our newly acquired properties, expected to be operated under the “Terrible’s” brand.

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

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986.  Under those provisions, the owners of our Company pay income taxes on our taxable income.  Accordingly, a provision for income taxes is not included in our financial statements.  During the first quarter, The Sands Regent elected to be treated as a Subchapter S corporation for federal income tax purposes.

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

On January 3, 2007, we consummated the Sands Regent Acquisition, paying approximately $149 million in cash for the outstanding securities of The Sands Regent, the prepayment of outstanding debt and the payment of related fees.  Pursuant to the Sands Regent Acquisition, we acquired Terrible’s Rail City Casino in Sparks, Nevada, which has approximately 16,600 square feet of gaming space housing 920 slot machines and 7 table games; Terrible’s Sands Regency Casino Hotel in downtown Reno, Nevada, which contains 598 slot machines, 20 table games and an 833-room hotel;

Terrible’s Gold Ranch Casino and RV Resort in Verdi, Nevada, which contains 251 slot machines, a California lottery station located on the Nevada/California border, a 105-space RV park and an ARCO gas station and convenience store; and Terrible’s Depot Casino and Red Hawk Sports Bar, each located in Dayton, Nevada, which together contain an aggregate of approximately 285 slot machines.

We used proceeds from our amended and restated credit facility to fund both acquisitions.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Route Operations

	Three months ended September 30, 2006		Three months ended September 30, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$83,730	100.0%	$66,072	100.0%
Promotional allowances	(23)	0.0	(11)	0.0
Direct expenses	(66,546)	79.1	(58,232)	88.1
EBITDA	17,161	20.5	7,829	11.9
Depreciation and amortization	(5,541)	6.6	(5,719)	8.7
Income from slot route operations	$11,620	13.9%	$2,110	3.2%

Route operations accounted for 28% of total revenues during the three months ended September 30, 2007, compared to 57% of total revenues during the three months ended September 30, 2006.  Total revenues from route operations were $66.1 million for the three months ended September 30, 2007, a decrease of $17.6 million, or 21%, from $83.7 million for the three months ended September 30, 2006.  At September 30, 2007, we were operating approximately 7,400 slot machines, which is 200 more than the 7,200 we operated at September 30, 2006.  The decrease in route revenue in the third quarter of 2007 primarily reflects the impact of the passage in November 2006 in Nevada of a ban on smoking in bars, taverns, grocery and convenience stores and restaurants, as well as other public places (excluding casino floors), which became effective on December 8, 2006. The ban has had a significant impact in the third quarter of the year on the grocery and convenience stores due to slow adoption and regulation by the County Health Districts on bars and taverns.

Route operating costs were $58.2 million, or 88% of route revenues, for the three months ended September 30, 2007.  This compares to $66.5 million and 79% of route revenues for the same period in 2006.  The decrease in route operating expenses was primarily associated with the decrease in expenses associated with the lower revenues at our participation locations, which are route accounts where the operating contract provides for a decrease in revenue share costs in conjunction with revenue decline. We typically enter into fixed space leases with our chain store customers, which do not provide for a decrease in our lease payments if revenue declines. However, many of our larger space lease contracts have provisions that call for an adjustment of lease payments when and if a smoking ban were to occur.  We have renegotiated substantially all of our larger space lease contracts and have received approximately $20.0 million in permanent annual rent reductions. The reductions applicable to the third quarter were approximately $3.5 million. In connection with these renewals, the Company increased the average duration of its larger space lease contracts from approximately two years to four years.

As a result of the smoking ban discussed above, route EBITDA for the three months ended September 30, 2007 was $7.8 million, a decrease of $9.4 million, or 55%, from $17.2 million for the three months ended September 30, 2006.

Casino Operations

	Three months ended September 30, 2006		Three months ended September 30, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$59,262	100.0%	$138,443	100.0%
Promotional allowances	(8,182)	13.8	(18,318)	13.2
Direct expenses	(38,313)	64.7	(100,611)	72.7
EBITDA	12,767	21.5	19,514	14.1
Depreciation and amortization	(4,143)	7.0	(11,652)	8.4
Income from casino operations	$8,624	14.5%	7,862	5.7%

Casino operations accounted for 58% of total revenues for the three month period ended September 30, 2007 and 41% of total revenues for the three months ended September 30, 2006.  Total revenues derived from casino operations were $138.4 million for the three months ended September 30, 2007, an increase of $79.1 million, or 133%, from $59.3 million for the three months ended September 30, 2006.  The most significant reason for this increase was the inclusion of the results of the Sands Regent casinos that were acquired on January 3, 2007 and the Primm Casinos which were acquired on April 10, 2007.

The results from the casino segment are mixed for the quarter.  The results for the quarter included of the results of the new Primm Casinos and Sands Casinos and some improvement in the results of the newly renovated Terrible’s Rail City Casino and Terrible’s Casino.  However, the quarter also saw some weakness at Lakeside Iowa, the Company’s casinos located in Pahrump, Nevada, and the new Primm Casinos.  We will address these results more fully in the segment discussions below.

Casino Operations — Nevada

	Three months ended September 30, 2006		Three months ended September 30, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$23,255	100.0%	$102,004	100.0%
Promotional allowances	(3,305)	14.2	(12,663)	12.4
Direct expenses	(16,307)	70.1	(77,513)	76.0
EBITDA	3,643	15.7	11,828	11.6
Depreciation and amortization	(1,589)	6.8	(8,821)	8.6
Income from casino operations	$2,054	8.9%	$3,007	3.0%

Nevada casino operations accounted for 43% of total revenues for the three months ended September 30, 2007 and 16% of total revenues for the three months ended September 30, 2006.  Revenues derived from Nevada casino operations were $102.0 million for the three months ended September 30, 2007, an increase of $78.7 million, or 338%, from $23.3 million for the three months ended September 30, 2006.  These results reflect increases in revenue due to the four casinos acquired pursuant to the Sands Regent Acquisition, all located in northern Nevada, and the three casinos acquired pursuant to the Primm Acquisition, all located in Primm, Nevada.  The new casinos accounted for all of the increase in net revenues.  Revenues were flat or increased at our existing casinos in Nevada, except at the two casinos in Pahrump.  The decreases in the revenues at the casinos in Pahrump were due in part to the sale in 2006 of two of our primary competitors to new owners.  After these acquisitions, these new owners refurbished these older properties to make them more competitive.  In the aggregate, net revenues at existing casino locations were up approximately 1.7% from the third quarter of 2006.

Nevada casino operating costs for the three months ended September 30, 2007 were $77.5 million, up $61.2 million, or 375%, from the third quarter of 2006.  The majority of this increase represents operating costs of the new casinos acquired pursuant to the Sands Regent Acquisition and the Primm Acquisition.  Nevada casino promotional spending was up $9.4 million. This increase was substantially attributable to spending at the casinos acquired pursuant to the Sands Regent Acquisition and the Primm Acquisition.  As a percentage of revenue, promotional allowances were 14.2% for the three months ended September 30, 2006 compared to 12.4% for the three months ended September 30, 2007.

Nevada casino EBITDA was $11.8 million for the three months ended September 30, 2007 compared to $43.6 million for the three months ended September 30, 2006.

The results of the Primm Casinos showed lower than expected results in year over year comparisons.  Gaming revenues at the Primm Casinos were down $1.1 million or 2.0% for the third quarter when compared with the prior year period.  The softness in these markets is being evaluated and management feels the results of the Primm Casinos have been negatively impacted by the high cost of gasoline and the overall economic weakness in the value sector of the business.

Casino Operations — Other states

	Three months ended September 30, 2006		Three months ended September 30, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$36,007	100.0%	$36,439	100.0%
Promotional allowances	(4,877)	13.5	(5,655)	15.5
Direct expenses	(22,006)	61.1	(23,098)	63.4
EBITDA	9,124	25.4	7,686	21.1
Depreciation and amortization	(2,554)	7.1	(2,831)	7.8
Income from casino operations	$6,570	18.3%	$4,855	13.3%

Casino operations in other states accounted for 15% of total revenues for the three months ended September 30, 2007 and 25% of total revenues for the three months ended September 30, 2006.  Total revenues derived from casino operations located in states other than Nevada were $36.4 million for the three months ended September 30, 2007, an increase of $0.4 million, or 1%, from $36.0 million for the three months ended September 30, 2006.

Other state casino operating costs were $23.1 million, or 63% of revenues, for the three months ended September 30, 2007, an increase of $1.1 million, compared to $22.0 million, or 61% of revenues, for the three months ended September 30, 2006.  The increase in operating costs was primarily attributable to increases in food and beverage costs.

Promotional allowances for the three months ending September 30, 2007 were $5.7 million compared to $4.9 million for the three months ended September 30, 2006, an increase of $0.8 million or 16%.

Other state casino EBITDA was $7.7 million for the three months ended September 30, 2007, a decrease of $1.4 million, or 15.4%, from $9.1 million for the three months ended September 30, 2006. This loss in EBITDA was entirely due to the operations of Lakeside Iowa, which has been subject to significant competitive pressure from the opening of five new casinos in Iowa in 2006.

As discussed above, our operating results at Lakeside Iowa have been lower than our expectations.  We are currently assessing the operating changes that need to be made to improve those results and the potential for impairment, if any, of the goodwill and other intangible assets associated with those properties.  Our annual impairment test for goodwill and other intangibles will be completed in the fourth quarter.

Other Operations

Revenue from other operations consists of revenue from sources such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations, including sales (i) at our gas station and convenience store located in Osceola, Iowa, (ii) beginning the first quarter, at Terrible’s Gold Ranch, our gas station in Verdi, Nevada, which was part of the Sands Regent Acquisition and (iii) beginning the second quarter, at the three gas stations we acquired pursuant to the Primm Acquisition.  Revenues from other operations were $32.8 million for the three months ended September 30, 2007 compared to $3.3 million for the three months ended September 30, 2006, an increase of $29.5 million, $28.6 million of which was associated with the revenue from the gas station and other operations at the new facilities.

Costs associated with these revenues were $26.1 million for the three months ended September 30, 2007 and $2.2 million for the three months ended September 30, 2006, an increase of $23.9 million, $23.1 million of which were costs associated with the gas station convenience store operations at the new facilities.

Promotional Allowances

Promotional allowances were $18.3 million, or 7.7% of total revenues, for the three months ended September 30, 2007, an increase of $10.1 million, or 123%, from $8.2 million, or 5.6% of total revenues, for the three months ended September 30, 2006.  The increase consisted of $9.8 million of promotional spending associated with casinos acquired pursuant to the Sands Regent Acquisition and the Primm Acquisition.  For the three months ended September 30, 2007, promotional spending in other states increased $0.8 million, or 16.0%.

Costs of Revenues

	Three months ended September 30, 2006		Three months ended September 30, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Other operations	$2,247	1.5%	$26,129	11.0%
General and administrative	3,321	2.3%	5,416	2.3%
Depreciation and amortization	9,764	6.7%	17,448	7.4%

General and administrative (“G&A”) expenses were $5.4 million for the three months ended September 30, 2007, which is $2.1 million higher than the $3.3 million for the three months ended September 30, 2006.  The increase was due to G&A expenses associated with the Sands Regent Acquisition and the Primm Acquisition. The remaining increases of overhead were associated with increased insurance and professional fees.  G&A expenses as a percentage of revenue were 2.3% for the third quarter of 2007 compared to 2.3% for the third quarter of 2006.

Depreciation and amortization expense was $17.4 million for the three months ended September 30, 2007, an increase of $7.6 million, or 78%, from $9.8 million for the three months ended September 30, 2006.  The increase was primarily due to  $6.6 million of depreciation and amortization expense associated with the properties acquired pursuant to the Sands Regent Acquisition and the Primm Acquisition.

The costs represented in “other operations” consist of costs related to the gasoline service station and convenience store operations at Osceola, Iowa, our newly acquired gas station at Verdi, Nevada and our newly acquired gas stations at Primm, Nevada. These newly acquired stations added $23.1 million in new costs in the quarter.  Additionally, a summer gas promotion in Iowa resulted in an increase in cost of $0.8 million.  These costs collectively represent 79.6% of other revenues for the three month period ended September 30, 2007.

Income from Operations

As a result of the factors discussed above, most notably the decline in route revenue due to the smoking ban in Nevada, income from operations was $8.0 million for the three months ended September 30, 2007, a decrease of $9.9 million from $17.9 million for the three months ended September 30, 2006.  As a percentage of total revenues, income from operations was 3.4% for the three month period ended September 30, 2007 compared to 12.2% for the prior year period.

Other Expenses

Other expense was $36.9 million for the three months ended September 30, 2007, an increase of $27.2 million from $9.7 million for the three months ended September 30, 2006.

Our interest costs increased from $9.9 million during the three months ended September 30, 2006 to $26.4 million during the three months ended September 30, 2007.  The Company’s debt increased from $522.9 million at September 30, 2006 to $1.15 billion at September 30, 2007, which was due to the funding of both the Sands Regent Acquisition and the Primm Acquisition.

During the third quarter of 2007, the Company recognized a decrease in the value of a derivative instrument of $10.7 million.  This was associated with the valuation of an interest rate swap the Company entered into in conjunction with the $700 million aggregate principal amount of term loans issued pursuant to its senior credit facility.

Net Income (Loss)

Net losses for the three months ended September 30, 2007 were $28.9 million compared to a net income of $8.2 million for the three months ended September 30, 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Route Operations

	Nine months ended September 30, 2006		Nine months ended September 30, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$261,624	100.0%	$212,541	100.0%
Promotional allowances	(60)	0.0	(47)	0.0
Direct expenses	(202,926)	77.6	(187,321)	88.1
EBITDA	58,638	22.4	25,173	11.9
Depreciation and amortization	(15,342)	5.9	(17,101)	8.0
Income from slot route operations	$43,246	16.5%	$8,072	3.9%

Route operations accounted for 34% of total revenues during the nine months ended September 30, 2007 compared with 59% of total revenues for the nine months ended September 30, 2006.  Total revenues from route operations were $212.5 million for the nine months ended September 30, 2007, a decrease of $49.1 million, or 19%, from $261.6 million for the nine months ended September 30, 2006.  At September 30, 2007, we were operating approximately 7,400 slot machines, which is approximately 200 more than the 7,200 we were operating as of September 30, 2006.  The decrease in route revenue in the third quarter of 2007 primarily reflects the impact of the passage in November 2006 in Nevada of a ban on smoking in bars, taverns, grocery and convenience stores and restaurants, as well as other public places (excluding casino floors), which became effective on December 8, 2006. The ban has had significant impact in the third quarter of the year on the grocery and convenience stores due to slow adoption and regulation by the County Health Districts on bars and taverns.

Route operating costs were $187.3 million, or 88% of route revenues, for the nine months ended September 30, 2007.  This compares to $202.9 million, and 78% of route revenues, for the same period in 2006. The decrease in route operating expenses was primarily attributable to the decrease in expenses associated with the lower revenues at our participation locations, which are route accounts where the operative contract provides for a decrease in revenue share costs in conjunction with revenue decline. We typically enter into fixed space leases with our chain store customers, which do not provide for a decrease in our lease payments if revenue declines. However, many of our larger space lease contracts have provisions that call for an adjustment of lease payments when and if a smoking ban were to occur.  We have renegotiated substantially all of our larger space lease contracts and have received approximately $20.0 million in permanent rent reductions. The reductions applicable to the third quarter were approximately $3.5 million. In connection with these renewals, the Company increased the average duration of its larger contracts from approximately two years to four years.

Route EBITDA for the nine months ended September 30, 2007 was $25.2 million, a decrease of $33.4 million, or 57%, from $58.6 million for the nine months ended September 30, 2006.

Casino Operations

	Nine months ended September 30, 2006		Nine months ended September 30, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$176,853	100.0%	$349,260	100.0%
Promotional allowances	(24,126)	13.6	(46,967)	13.4
Direct expenses	(113,249)	64.0	(243,379)	69.7
EBITDA	39,478	22.4	58,914	16.9
Depreciation and amortization	(11,672)	6.6	(29,111)	8.3
Income from casino operations	$27,806	15.8%	$29,803	8.6%

Casino operations accounted for 55% of total revenues for the nine months ended September 30, 2007 and 39% of revenues for the nine months ended September 30, 2006.  Total revenues derived from casino operations were $349.3 million for the nine months ended September 30, 2007, an increase of $172.4 million, or 97%, from $176.9 million for the nine months ended September 30, 2006. The most significant reason for this increase was the inclusion of the results of the Sands Regent casinos that were acquired on January 3, 2007 and the Primm Casinos which were acquired on April 10, 2007.

The results from the casino segment are mixed for the nine month period ending September 30, 2007.  The results for the period included of the results of the new Primm Casinos and Sands Casinos and some improvement in the results of the newly renovated Terrible’s Rail City Casino and Terrible’s Casino.  However, the year to date results also saw some weakness at Lakeside Iowa, the Company’s casinos located in Pahrump, Nevada and the new Primm Casinos for the nine months ended September 30, 2007.  We will address these results more fully in the segment discussions below.

Casino Operations — Nevada

	Nine months ended September 30, 2006		Nine months ended September 30, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$71,164	100.0%	$241,224	100.0%
Promotional allowances	(9,870)	13.9	(31,036)	12.9
Direct expenses	(47,874)	67.3	(175,571)	72.8
EBITDA	13,420	18.8	34,617	14.3
Depreciation and amortization	(4,485)	6.3	(20,639)	8.6
Income from casino operations	$8,935	12.5%	$13,978	5.7%

Nevada casino operations accounted for 38% of total revenues for the nine months ended September 30, 2007 and 16% of total revenues for the nine months ended September 30, 2006.  Revenues derived from Nevada casino operations were $241.2 million for the nine months ended September 30, 2007, an increase of $170.0 million, or 239%, from $71.2 million for the nine months ended September 30, 2006.  These results reflect increases in revenue due to the four casinos acquired pursuant to the Sands Regent Acquisition, all located in northern Nevada, and the three casinos acquired pursuant to the Primm Acquisition, all located in Primm, Nevada.  The new casinos accounted for $147.1 million of the $210.2 million in net revenues for the nine month period.  Revenues were flat or increased at our existing casinos in Nevada, except at the two casinos in Pahrump.  The decreases in the revenues at the casinos in Pahrump were due in part to the sale in 2006 of two of our primary competitors to new owners.  After these acquisitions, these new owners refurbished these older properties to make them more competitive.  In the aggregate, net revenues at existing casino locations were up approximately $1.8 million, or 3.0%, from the first nine months of 2006.

Nevada casino operating costs were $175.6 million, or 73.0% of revenues, for the nine months ended September 30, 2007, compared to $47.9 million, or 67% of revenues, for the nine months ended September 30, 2006.  The majority of this $127.7 million increase (approximately $125.6 million) represents operating costs of the new casinos acquired pursuant to the Sands Regent Acquisition and the Primm Acquisition.  Nevada casino promotional spending was up $21.1 million.  Approximately $21.0 million of this increase was attributable to spending at the casinos acquired pursuant to the Sands Regent Acquisition and the Primm Acquisition.  Promotional allowances decreased from 13.9% of revenues for the nine months ended September 30, 2006 to 12.9% of revenues for the nine months ended September 30, 2007.

Nevada Casino EBITDA was $34.6 million for the nine months ended September 30, 2007, an increase of $21.2 million, or 158.0%, from $13.4 million from the nine months ended September 30, 2006.

The results of the Sands Casinos were included only from January 3, 2007 and the results of the Primm Casinos were included only from April 10, 2007, and our results thus do not reflect a full nine months of operations of these newly acquired properties.  However, the Primm Casinos showed lower than expected results in year over year comparisons.  Gaming revenues at the Primm Casinos were down 5.0% for the first nine months of the year when compared with the prior year period, although this was less than the 10.0% reduction from the prior year period during the first quarter of 2007 when the results of these casinos were impacted by the I-15 road closures during late January and February.  The softness in these markets is being evaluated and management feels the results of the Primm Casinos have been negatively impacted by the high cost of gasoline and the overall economic weakness in the value sector of the business.

Casino Operations — Other states

	Nine months ended September 30, 2006		Nine months ended September 30, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$105,689	100.0%	$108,036	100.0%
Promotional allowances	(14,256)	13.5	(15,931)	14.7
Direct expenses	(65,375)	61.9	(67,808)	62.8
EBITDA	26,058	24.6	24,297	22.5
Depreciation and amortization	(7,187)	6.8	(8,472)	7.8
Income from casino operations	$18,871	17.8%	$15,825	14.7%

Casino operations in other states accounted for 17% of total revenues for the nine months ended September 30, 2007 and 24% of total revenues for the nine months ended September 30, 2006. Total revenues derived from casino operations located in states other than Nevada were $108.0 million, an increase of $2.3 million, or 2%, from $105.7 million for the nine months ended September 30, 2006.

Other state casino operating costs were $67.8 million, or 63% of revenues, for the nine months ended September 30, 2007, an increase of $2.4 million, or 4%, from $65.4 million for the nine months ended September 30, 2006. As a percentage of revenue, operating costs for casinos in other states were 63% for the nine months ending September 30, 2007 compared to 62% for the similar period in 2006.

Other state casino EBITDA was $24.3 million for the nine months ended September 30, 2007, a decrease of $1.8 million, or 6.9%, from $26.1 million from the nine months ended September 30, 2006.

As discussed above, our operating results at Lakeside Iowa have been lower than our expectations.  We are currently assessing the operating changes that need to be made to improve those results and the potential for impairment, if any, of the goodwill and other intangible assets associated with those properties.  Our annual impairment test for goodwill and other intangibles will be completed in the fourth quarter.

Other Operations

Revenue from other operations consists of revenue from sources such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations, including sales (i) at our gas station and convenience store located in Osceola, Iowa, (ii) beginning the first quarter, at Terrible’s Gold Ranch, our gas station in Verdi, Nevada, which we acquired pursuant to the Sands Regent Acquisition and (iii) at the three gas stations acquired pursuant to the Primm Acquisition.  Revenues from other operations were $68.8 million for the nine months ended September 30, 2007 compared to $7.5 million for the nine months ended September 30, 2006, an increase of $61.3 million, $58.5 million of which was associated with the revenue from the gas station and other operations at the new facilities.

Costs associated with other revenues were $55.9 million for the nine months ended September 30, 2007 and $4.4 million for the nine months ended September 30, 2006, an increase of $51.5 million, $49.2 million of which were convenience store and gasoline costs associated with the gas station and other operations at the new facilities.

Promotional Allowances

Promotional allowances were $47.0 million, or 7.5% of total revenues, for the nine months ended September 30, 2007, an increase of $22.8 million, or 94%, from $24.2 million, or 5.4% of total revenues, for the nine months ended September 30, 2006.  The increase consisted of $21.0 million of promotional spending associated with casinos acquired pursuant to the Sands Regent Acquisition and the Primm Acquisition.  For the nine months ended September 30, 2007, promotional spending in Nevada increased $21.2 million, or 213%, while promotional spending in other states increased $1.7 million, or 11.9%.

Costs of Revenues

	Nine months ended September 30, 2006		Nine months ended September 30, 2007
	$	% of total revenues	$	% of total revenues
	(dollars in thousands)
Other operations	$4,403	1.0%	$55,932	8.9%
General and administrative	$9,166	2.1%	$17,903	2.8%
Depreciation and amortization	$27,253	6.1%	$46,448	7.4%

General and administrative expenses were $17.9 million for the nine months ended September 30, 2007, an increase of $8.7 million, or 95%, from $9.2 million for the nine months ended September 30, 2006.  The increase was due primarily to G&A expenses associated with the Sands Regent Acquisition and the Primm Acquisition. Approximately $3.0 million of these costs were associated with the employment agreements of several executive managers of the Primm Casinos, $2.5 million of which will not recur. The remaining increases of overhead were associated with increased insurance and professional fees.  G&A expenses as a percentage of revenue was 2.8% for the first nine months of 2007 compared to 2.1% for the same period in 2006.

Depreciation and amortization expense was $46.4 million for the nine months ended September 30, 2007, an increase of $19.1 million, or 70%, from $27.3 million for the nine months ended September 30, 2006.  The increase consisted of $14.4 million of depreciation and amortization expense associated with the properties acquired pursuant to the Sands Regent Acquisition and the Primm Acquisition, and $4.3 million of depreciation and amortization expenses associated with previously owned businesses. Increases in depreciation from previously owned businesses consist of the depreciation of the parking garage and expansion at Terrible’s Casino in Las Vegas as well as renovations at Lakeside Iowa. Our route operations added $1.8 million in depreciation and amortization expenses for the nine month period ended September 30, 2007.

The costs represented in “other operations” consist of costs related to the gasoline service station and convenience store operations at Osceola, Iowa, our newly acquired gas station at Verdi, Nevada and our newly acquired gas stations at Primm, Nevada. These newly acquired stations added $23.1 million in new costs in the quarter.  Additionally, a summer gas promotion in Iowa resulted in an increase in cost of $0.8 million.  These costs collectively represent 79.6% of other revenues for the three month period ended September 30, 2007.

Income from Operations

As a result of the factors discussed above, most notably the decline in route revenue due to the smoking ban in Nevada, income from operations was $8.0 million for the three months ended September 30, 2007, a decrease of $9.9 million from $17.9 million for the three months ended September 30, 2006.  As a percentage of total revenues, income from operations was 3.4% for the three month period ended September 30, 2007 compared to 12.2% for the prior year period.

Other Expenses

Other expense was $63.6 million for the nine months ended September 30, 2007, an increase of $35.5 million from the nine months ended September 30, 2006 when other expense was $28.1 million.  This increase was due to interest costs increasing from $28.7 million during the first nine months of 2006 to $60.5 million during the first nine months of 2007 as a result of higher average outstanding debt balance for the current-year period as well as a higher average borrowing rate on floating rate debt. The Company’s debt grew from $522.9 million at September 30, 2006 to $1.2 billion at September 30, 2007, which was due to the funding of both the Sands Regent Acquisition and the Primm Acquisition.

During the first nine months of 2007, the Company recognized a decrease in the value of a derivative instrument of $3.9 million.  This was associated with the valuation of an interest rate swap the Company entered into in conjunction with the $700 million aggregate principal amount in term loans issued pursuant to the senior credit facility.

Net Income(Loss)

Primarily as a result of the decline in route revenues from the impact of the smoking ban as well as increased interest and depreciation and amortization associated with the properties acquired pursuant to the Sands Regent Acquisition and the Primm Acquisition, net losses for the nine months ended September 30, 2007 were $34.1 million.  This is a decline of $70.8 million, from net income of $36.7 million recorded for nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

At September 30, 2007, we maintained $136.7 million in cash and cash equivalents.  Such amounts included proceeds of revolving loans we drew under our senior credit facility in order to provide liquidity in the event of futher decreases in cash flow provided by our results of operations.  We expect to fund our existing operations, debt service and capital needs from operating cash flow and cash on hand.  Based upon our anticipated future operations, we believe that cash on hand, together with available cash flow, will be adequate to meet our anticipated working capital requirements for existing operations, capital expenditures for existing operations and scheduled payments of interest on our outstanding indebtedness for at least the next nine to twelve months.  No assurances can be given, however, that our cash flow will be sufficient for that purpose.  There can be no assurance that our estimates of our cash needs in respect of existing operations are accurate or that new business developments or other unforeseeable events will not occur, resulting in the need to raise additional funds.

We are currently in default with respect to the financial covenants in the senior credit facility and are in discussions with our lenders regarding a waiver for the quarter ending on September 30, 2007 and amendments to such financial covenants for future quarters. Although we expect we will be able to negotiate such amendments to our senior credit facility, there can be no assurance that we will be successful in doing so or that we will be able to negotiate favorable amended terms.  If we are not successful in obtaining such amendments, we will not be able to borrow additional amounts under our revolving credit facility and the lenders under our senior credit facility will have the ability to accelerate all amounts outstanding thereunder.  If we are successful in negotiating amendments, the terms may adversely affect our anticipated cash flow.

Operating Activities

During the nine months ended September 30, 2007, operating activities provided $27.8 million in cash flows on $34.1 million in net losses.

Investing Activities and Capital Expenditures

For the nine months ended September 30, 2007, we used for investing activities net cash of $567.0 million primarily related to the acquisition of The Sands Regent for $148.0 million and the Primm Acquisition for $393.7, as well as capital spent for the refurbishment of our casino properties and purchase of gaming machines for our route operations.  Cash paid for capital expenditures for the nine-month period ended September 30, 2007 was $25.3 million.

Capital expenditures for the remainder of the year are anticipated to be approximately $15 million.

Financing Activities

Cash flows provided by financing activities were $610.2 million in the first nine months of 2007.  During the first nine months of 2007, the Company repaid debt of $203.0 million while borrowing $833.0 million and made shareholder distributions of $10.3 million.

We maintain a $875.0 million senior credit facility, $375.0 million of which consists of a term loan incurred in connection with the Sands Regent Acquisition and $325.0 million of which consists of a delay draw term loan incurred in connection with the Primm Acquisition, each of which term loans mature on December 2, 2011 if we have not refinanced our 8 1/8% notes, and otherwise on January 3, 2014.  Our senior credit facility also provides for a $175.0 million revolving credit facility due on December 2, 2011 if we have not refinanced our 8 1/8% notes, and otherwise on January 3, 2013, of which $45.9 million was undrawn at September 30, 2007.  Interest accrues on borrowings under our senior credit facility based on a floating rate.  This floating rate is based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread.  Our average floating rate on debt incurred under the senior credit facility was $8.2% at September 30, 2007.  Primarily as a result of the continued negative impact on our route operations of the Nevada anti-smoking legislation, we have obtained from the lenders under our senior credit facility a waiver from compliance with the financial covenants set forth in the senior credit facility for the fiscal quarter ended June 30, 2007.  In order to obtain the waiver from the lenders, the Company was required to pay a fee of 0.50%.  In addition, the waiver also provided for the following changes to the terms of the senior credit facility:

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

We are currently in default with respect to the financial covenants in the senior credit facility and are in discussions with our lenders regarding a waiver for the quarter ending on September 30, 2007 and amendments to such financial covenants for future quarters. Although we expect we will be able to negotiate such amendments to our senior credit facility, there can be no assurance that we will be successful in doing so or that we will be able to negotiate favorable amended terms.  If we are not successful in obtaining such amendments, we will not be able to borrow additional amounts under our revolving credit facility and the lenders under our senior credit facility will have the ability to accelerate all amounts outstanding thereunder.  If we are successful in negotiating amendments, the terms may adversely affect our anticipated cash flow.

At September 30, 2007, our debt included approximately $159 million of our 8 1/8% notes and $170 million of our 7% notes.  After giving effect to indebtedness under our senior subordinated notes and borrowings under our senior credit facility, our total debt is approximately $1.15 billion.

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

Other significant uses of cash in the nine months ended September 30, 2007 include interest and distributions made to stockholders for payment of S corporation taxes and discretionary distributions.  Our cash payments for interest were $51.6 million for the nine months ended September 30, 2007.  The distributions to stockholders included $3.3 million in distributions for S corporation taxes and other cash distributions of approximately $7.0 million.

Cash interest payments for the remainder of 2007 should be approximately $15.0 million greater than in the same period in 2006.  Stockholder distributions for S corporation taxes will be significantly lower in 2007 as net losses have been incurred related to the route revenue decreases as well as the inclusion for tax purposes of the amortization of the intangible assets of both the assets acquired pursuant to the Sands Regent Acquisition and the Primm Properties. Cash payments for non-tax related stockholder distributions are expected to be zero for the remainder of the 2007.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2007.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands )
Contractual Obligations:
Long-term debt	1,152,951	823,610	12	159,329	170,000
Estimated interest payments (1)	212,042	92,192	46,690	45,368	24,792
Operating leases	345,891	58,217	72,145	28,636	186,893
Total contractual cash obligations	1,710,884	974,019	121,847	233,333	381,685

(1)             Estimated interest for variable rate debt is based on rates at September 30, 2007 as adjusted for the increase agreed to in the financial covenant waiver and include only interest charges through September 30, 2008.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any cash or cash equivalents as of September 30, 2007 that are subject to market risk based on changes in interest rates.  As a result of our senior credit facility, we are exposed to some market risk due to floating or variable interest rates, although we have mitigated some of this risk by entering into interest rate swaps during the first three quarters of 2007.  The interest on revolving borrowings and on the term loan under our senior credit facility is based on a floating rate (a base rate or LIBOR, at our option), plus a leverage grid-based variable amount.  At September 30, 2007, the principal amount of the related borrowings under our senior credit facility was approximately $823.6 million, of which $373.6 million was subject to variable interest rates after taking into account our interest rate swaps.  A hypothetical 1.0% increase in LIBOR would result in an approximately $3.7 million annual increase in interest expense.

The carrying value of our cash, trade, notes and loans receivable and trade payables approximates fair value primarily because of the short maturities of these instruments.  The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.  Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $1.1 billion as of September 30, 2007.

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

Notwithstanding the fact that the financial information presented in this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2007 was prepared in the absence of effective internal control over financial reporting, as described above, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows.

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

Currently, we are in the process of developing and implementing measures to address the material weakness described above.  Specifically, we are drafting an internal policy, which will be completed during the fourth quarter of this fiscal year, regarding hedging transactions that will set forth the required procedures and documentation in order to permit such transactions undertaken by us to qualify for hedge accounting.

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

On November 7, 2006, voters in Nevada passed Question 5, an initiative that prohibits smoking in indoor places of employment including, but not limited to, bars and taverns that serve food, grocery stores, malls and other retail establishments, and that gives future control over smoking regulation to individual counties or municipalities.  Since its adoption, Question 5 has led to material decreased patron play at our route locations.  A number of our larger space leases for our route operations for which we pay a fixed rent provide for an adjustment to the rent after six months of operations under the anti-smoking legislation have occurred.  We have completed these negotiations, which have resulted in a decrease in our annual rental payments of approximately $20 million when compared to the amounts paid with respect to these contracts during the previous twelve months.

Primarily as a result of the continued negative impact on our route operations of the Nevada anti-smoking legislation, we have obtained from the lenders under our senior credit facility a waiver from compliance with the financial covenants set forth in the senior credit facility for the fiscal quarter ended June 30, 2007. This waiver has expired and we are currently in default.  We are currently in discussions with these lenders regarding a waiver in respect of compliance with the financial covenants in the senior credit facility for the quarter ending on September 30, 2007 and amendments to such financial covenants for future quarters. Although we expect we will be able to negotiate such amendments to our senior credit facility, there can be no assurance that we will be successful in doing so or that we will be able to negotiate favorable terms.  If we are not successful in obtaining such amendments, we will not be able to borrow additional amounts under our revolving credit facility and the lenders under our senior credit facility will have the ability to accelerate all amounts outstanding thereunder, which would lead to a material adverse effect on our financial condition to the extent that we were unable to obtain an alternate source of financing.  If we are successful in negotiating amendments, the terms may adversely affect our anticipated cash flow.

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

The results of the operations of the Primm Casinos have been negatively impacted during the first three quarters of 2007 by the weakness in the economy of certain areas of Southern California.  The Primm Casinos derive a significant amount of their business from the Southern California market, particularly the San Bernardino and Barstow metropolitan areas.  The softness in these markets is being evaluated and management feels these casinos results have been negatively impacted by the high cost of gasoline and the overall economic weakness in the value sector of the business.  Gaming revenues at the Primm Casinos were down 5.0% for the first nine months of the year when compared with the prior year period, although this was less than the 10.0% reduction from the prior year period during the first quarter of 2007 when the results of these casinos were impacted by the I-15 road closures during late January and February.  To the extent that gasoline costs remain high and the overall economic weakness of the value sector of the business continues or worsens, the results of the Company may continue to be adversely affected.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Primarily as a result of the continued negative impact on our route operations of the Nevada anti-smoking legislation, we are in violation of the financial covenants of our senior credit facility for the fiscal quarter ending September 30, 2007.  We are currently negotiating a waiver for such defaults and amendments to these financial covenants for quarters ending after September 30, 2007.  Although we expect we will be able to negotiate such amendments to our senior credit facility, there can be no assurance that we will be successful in doing so or that we will be able to negotiate favorable terms.  If we are not successful in obtaining such amendments, we will not be able to borrow additional amounts under our revolving credit facility and the lenders under our senior credit facility will have the ability to accelerate all amounts outstanding thereunder.  If we are successful in negotiating amendments, the terms may adversely affect our anticipated cash flow.

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

Date: November 14, 2007	HERBST GAMING, INC.
(Registrant)

	By:	/s/ Mary E. Higgins
Mary E. Higgins
	Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1*	Certification of Edward J. Herbst pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mary E. Higgins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Edward J. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith.