Form 10-K
period 2007-12-31
HERBST GAMING INC
filed 2008-03-31
CIK 1160294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Applicable ☐  Not Applicable  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2007, based on the price at which the common equity was sold, was approximately $0.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of December 31, 2007.

Common Stock, no par value, 300 outstanding shares.

Documents Incorporated by Reference

None.

PART I

Item 1.    Business.

General

We are a diversified gaming company that focuses on two business lines: slot route operations and casino operations.  Our slot route operations involve the exclusive installation and operation of slot machines in certain strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants.  We currently have approximately 7,200 slot machines in our slot route business and are one of the largest slot machine operators in Nevada.  As of December 31, 2007, our casino operations in Nevada consisted of 16 casinos.  Five of these casinos focus on local gaming patrons, and include the ownership and operation of Terrible’s Hotel & Casino in Las Vegas, Nevada and four other small casinos in southern Nevada operated under the Terrible’s name.  As of December 31, 2007, these casinos contained an aggregate of approximately 6,800 slot machines and 138 table games.  Our casino operations outside of Nevada consist of Terrible’s St. Jo Frontier Casino in St. Joseph, Missouri (“St. Jo”), Terrible’s Mark Twain Casino in LaGrange, Missouri (“Mark Twain”), and Terrible’s Lakeside Casino Resort in Osceola, Iowa (“Lakeside Iowa”).  As of December 31, 2007, these three properties contained an aggregate of approximately 2,300 slot machines and 47 table games.

In January 2007, we acquired Rail City Casino in Sparks, Nevada (“Rail City”); the Sands Regency Casino Hotel in downtown Reno, Nevada (“Sands”); Terrible’s Gold Ranch Casino and RV Resort in Verdi, Nevada (“Gold Ranch”) and Terrible’s Dayton Depot Casino (“Dayton Casino”) and Red Hawk Sports Bar (“Red Hawk”, together with Rail City, Sands, Gold Ranch and Dayton Casino, the “Sands Regent Casinos”) in Dayton, Nevada, which added approximately 2,050 slot machines and 25 table games to our operations (such acquisition, the “Sands Regent Acquisition”).  In April 2007, we acquired  Buffalo Bill’s Hotel and Casino (“Buffalo Bill’s”), Primm Valley Resort and Casino (“Primm Valley”) and Whiskey Pete’s Hotel and Casino (“Whiskey Pete’s”, and together with Buffalo Bill’s and Primm Valley, the “Primm Casinos”), all located in Primm, Nevada (such acquisition, the “Primm Acquisition”), which added approximately 2,800 slot machines and 90 table games to our operations.

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

Route Operations

Our route operations involve the exclusive installation and operation of slot machines in chain store and street account locations.  At December 31, 2007, we operated approximately 7,200 slot machines throughout the state of Nevada.  We define chain stores as grocery stores, drug stores, merchandise stores and convenience stores, each with more than five locations.  Our chain store contracts are primarily with large, national retailers such as Albertsons, Vons, Safeway, SavOn, Smith’s, Kmart and Rite Aid, as well as Terrible Herbst gas stations and convenience stores.  Street accounts include local bars, restaurants and non-chain convenience stores.  Nevada law limits slot route operations to certain types of non-casino locations including bars, taverns, convenience stores, grocery stores and drug stores.  Most locations are limited to offering no more than 15 slot machines.

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

Casino Operations

Our casino operations consist of 16 casinos in northern and southern Nevada, six of which we acquired as of January 3, 2007 pursuant to the Sands Regent Acquisition and three of which were acquired as of April 10, 2007 pursuant to the Primm Acquisition (see Note 2 for a discussion of these acquisitions).  We also own three casinos in Missouri and Iowa.  All of our casino properties focus on local customers, with an emphasis on slot play.  The following table summarizes our casino assets as of December 31, 2007:

		Number of
Property	Location	Slot Machines	Table Games	Hotel Rooms	Additional

Herbst Gaming Casino Properties (as of December 31, 2007)

Terrible’s Hotel & Casino	Las Vegas, NV	1,000	12	330	Race and sports book 196 seat bingo facility

Terrible’s Town Casino	Pahrump, NV	396	6	—	Race and sports book; 120 seat bingo facility

Terrible’s Lakeside Casino & RV Park	Pahrump, NV	291	0	159 RV spaces	Race and sports book; 192-seat bingo facility; 7 acre lake

Terrible’s Casino & Bowl	Henderson, NV	163	—	—	16-lane bowling alley

Terrible’s Searchlight Casino	Searchlight, NV	75	—	—	—

Terrible’s Lakeside Casino Resort	Osceola, IA	1,099	22	60 65 RV spaces	10,000 sq. ft. conference space;convenience store and gas station; 121 acres (88 acres un- developed; 15 acre lake)

Terrible’s Mark Twain Casino	LaGrange, MO	665	14	—	—

Terrible’s St. Jo Frontier Casino	St. Joseph, MO	579	11	—	2,400 sq. ft. conference space; 40 acres (32 acres undeveloped)

Sands Regent Casino Properties (acquired as of January 3, 2007)

Terrible’s Rail City	Sparks, NV	941	5	—	Sports book

Sands Regency	Reno, NV	609	20	833	Sports book; 12,000 sq. ft. conference space

Terrible’s Gold Ranch	Verdi, NV	235	—	105 RV spaces	Sports book; California lottery station

Terrible’s Dayton Depot Casino and Red Hawk Sports Bar	Dayton, NV	273	2	—	Sports book

Primm Casino Properties (acquired as of April 10, 2007)

Buffalo Bill’s	Primm, NV	1,050	34	1,242	31,280 sq. ft. conference space, 6,000 seat “Star of the Desert” arena, rollercoaster

Whiskey Pete’s	Primm, NV	832	25	779	8,000 sq. ft. convention space

Primm Valley Resort and Casino	Primm, NV	925	34	625	21,000 sq.ft conference space

Total		9,133	185	3,869 rooms	329 RV spaces

Terrible’s Hotel & Casino

Terrible’s Hotel & Casino in Las Vegas, Nevada (“Terrible’s”), opened on December 6, 2000.  Terrible’s offers a buffet and a 24-hour café.  There are currently 350 rooms with standard amenities as well as a pool and spa.  Terrible’s is conveniently located approximately one mile east of the Las Vegas Strip, which we believe appeals to locals who wish to avoid the congestion of the Strip.  Terrible’s favorable location has made it popular with Strip casino employees.  Although we are not a tourist destination, we receive a certain amount of tourist traffic through our casino due to our location near the airport, the Strip and the Las Vegas Convention Center.

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

Terrible’s Rail City Casino

Rail City completed an expansion in early 2007 and has approximately 30,000 square feet of gaming space housing 941 slots, 5 table games, including keno, a sports book operated by an independent party, a 24-hour family-style restaurant and a new ale house and brew pub. Rail City’s customer base comes primarily from northern Nevada and a majority of its customers reside in close proximity to the casino.

Sands Regency Casino Hotel

The Sands has approximately 29,000 square feet of gaming space and a full selection of gaming alternatives, including 609 slot machines and 20 table games, including keno, bingo, live poker and a sports book operated by an independent party. Additionally, the Sands resort complex has 833 hotel rooms, including 29 suites, a health spa, and a large outdoor swimming pool. Dining options at the Sands include Cabana Café, a coffee house/deli-style restaurant, The Buffet at the Sands, and Fuzio’s, a new Italian restaurant, that opened in the first quarter of 2007. The property also has a Mel’s, the Original, diner style restaurant, and an Arby’s restaurant, both of which are operated by third parties. The facility also includes an entertainment cabaret, three cocktail lounges, a comedy club operated by a third party and approximately 12,000 square feet of convention and meeting space. Third parties lease space from the Sands and operate a wedding chapel, a bicycle and ski rental shop, and a beauty shop. The Sands facility contains multiple parking areas, including a parking garage, with total combined capacity for approximately 1,100 vehicles. A substantial portion of the Sands’ business, particularly our hotel customer base, is arranged through travel groups, both air and motor coach wholesalers, which offer economy rates, and are primarily from Western Canada, the Pacific Northwest and Northern California.

Terrible’s Gold Ranch Casino and RV Resort

Gold Ranch offers approximately 235 slot machines in an 8,370 square foot casino, a sports book operated by a third party, a family-style restaurant, a Jack-in-the-Box restaurant leased to and operated by a third-party, a bar, a 105-space RV park, a California lottery station, a gas station and a convenience store. Gold Ranch’s guests include both tourists and local residents [with local residents generating over half of the property’s casino patronage], and attempts to attract local residents through mid-week promotions geared toward enhancing local play mainly through lottery, casino, and restaurant programs. Tourist programs emphasize the RV Park, casino and restaurant cross-promotions. Gold Ranch attempts to attract as much traffic as possible off Interstate 80, the major Nevada/California thoroughfare.  We lease the real property on which the Gold Ranch is located. The real property lease has a twenty-year term with four five-year extension options ending in 2042. We possess the option to purchase the real property on which the Gold Ranch business assets are located.

Terrible’s Dayton Depot Casino and Red Hawk Sports Bar

Dayton Casino and Red Hawk, are each located in Dayton, Nevada.  We own the two buildings that house the Dayton Casino and the 4.5 acres of real property on which the Dayton Casino is located, and the building which houses the Red Hawk and the 0.5 acres of real property on which the Red Hawk is located. Dayton Casino has approximately 16,000 square feet of casino space, a family-style restaurant, two bars, 237 slot machines, four poker games, two table games and a sports book operated by a third party. Red Hawk, located across Highway 50 from Dayton Casino, houses 30 slot machines.

Primm Casinos

We own the business and lease the real property on which Buffalo Bill’s Hotel and Casino, Whiskey Pete’s Hotel and Casino and Primm Valley Resort and Casino are located in Primm, Nevada.  The three Primm properties are subject to a real property lease that has an initial fifty-year term, which expires in 2043, with one twenty-five-year extension option ending in 2068.  Also, the three Primm properties collectively own and manage three gas station/convenience stores, a Starbucks Coffee outlet and one California Lottery lotto store.

Buffalo Bill’s Hotel and Casino

Buffalo Bills offers approximately 1,050 slot machines and 30 table games. In addition to a 1,242-room hotel and 12,000 square feet of convention space.  Buffalo Bill’s has a full service restaurant and buffet as well as a “Tony Roma’s” restaurant. The western themed property also has extensive entertainment amenities including the 6,000 seat “Star of the Desert” arena that hosts big name entertainers throughout the year.  Buffalo Bill’s has a world class roller coaster as well as water park log rides, two movie theaters and a midway style arcade.

Whiskey Pete’s Hotel and Casino

Whiskey Pete’s offers approximately 830 slot machines and 25 table games, a sports book and two full service bars.  Additionally Whiskey Pete’s has a 779 room hotel , a gourmet steakhouse, a recently renovated full service coffee shop and buffet, a McDonald’s restaurant, an 8,000 square feet special events and concert venue, a swimming pool and a midway style arcade.

Primm Valley Resort and Casino

Primm Valley offers approximately 900 slot machines, 30 table games, a sports book and keno.  Additionally Primm Valley has a 625 room hotel and 21,000 square feet of convention space. Primm Valley has a full service coffee shop and buffet as well as the GP Steakhouse. The resort has a swimming pool and is connected to the “Fashion Outlets of Las Vegas”, a retail complex owned by a third party that houses over 150 designer outlet stores, including a Neiman Marcus “Last Call”, a William Sonoma Outlet store and DKNY, Tommy Bahama, Banana Republic and Gap factory outlet stores.

Financial Information

The primary source of our revenue and income is from our route and casino operations, although we view the restaurants, bars and services on our premises to be important adjuncts to our casino operations.  The following table sets forth the contribution to total net revenues on a dollar and percentage basis of our major activities for the years ended December 31, 2005, 2006 and 2007.

	Years Ended December 31,
	2005(1)		2006		2007(2)
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenues:
Route operations(3)	$338,599	63.2%	$347,041	61.7%	$276,946	35.3%
Casino operations(3)
Nevada	95,400	17.8	95,614	17.0	331,593	42.2
Other states	117,475	21.9	141,435	25.1	141,655	18.0
Other	6,024	1.1	10,676	2.0	98,987	12.6
Total revenues	557,498	104.0	$594,766	105.8	$849,181	108.1
Less promotional allowances(3)	(21,657)	(4.0)	(32,703)	(5.8)	(64,241)	(8.1)
Total net revenues	$535,841	100.0%	$562,063	100.0%	$784,940	100.0%

(1)   Calendar year 2005 reflects a partial year of operations of the casinos purchased pursuant to the acquisition of our casinos located outside of Nevada from Grace Entertainment, Inc. (the “Grace Acquisition”) in February 2005.  As a result, the results of operations for calendar year 2005 may not be comparable to the results of operations in 2006 or 2007.

(2)   Calendar year 2007 reflects a year of operations of the casinos purchased pursuant to the Sands Regent Acquisition and a partial year of operations of the casinos purchased pursuant to the Primm Acquisition.  As a result, the results of operations for calendar year 2007 may not be comparable to the results of operations in 2006 or 2005.

(3)   Route and casino revenues are the net difference between gaming wins and losses.  Promotional allowances consist primarily of food and beverages furnished gratuitously to customers.  The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances.  See “Note 1.  Description of Business and Summary of Significant Accounting Policies” to the accompanying consolidated financial statements in “Item 8.  Financial Statements and Supplementary Data”.

See “Item 8.  Financial Statements and Supplementary Data” for additional financial information about us.

Marketing

Nevada Market

Since we believe that a vast majority of our patrons at our casinos in southern Nevada are locals, our marketing efforts are primarily focused on the local population of Clark County, Nevada. These marketing efforts seek to capitalize on the strong recognition and high level of quality and value associated with the Terrible Herbst trade name and its cowboy logo, which are used in over 80 gasoline stations and convenience stores in southern Nevada and nine gasoline stations and convenience stores in California and Arizona. The Terrible Herbst brand is prominently displayed in our route and casino operations. We license the Terrible Herbst trade name from Terrible Herbst, Inc., a related party, through 2011. Subject to mutual consent, we may extend the term of the agreement for two successive 5-year periods.

In addition, we have implemented a unique players club that rewards customers with points for playing at our route and casino locations. Points may be redeemed for cash as well as free or discounted rooms, food or other goods or services provided at any such location.

The customer base of the casinos we acquired pursuant to the Sands Regent Acquisition ranges from locals living in northern Nevada, in the case of Rail City, to customers from Western Canada, the Pacific Northwest and Northern California, in the case of the Sands.  The marketing efforts for the Sands Regent Casinos prior to our acquisition were primarily focused on attracting locals and value-minded out-of-market visitors through aggressive promotions and customer loyalty programs.  We expect to continue this focus through the adoption of a player’s club points program that is similar to those that have proven successful at our other casinos.

The customer base of the Primm Casinos consists primarily of value oriented tourists living in the inland empire of southern California such as San Bernardino, Victorville and Barstow. The marketing efforts of the Primm Casinos prior to our acquisition were primarily focused on attracting value-minded out-of-market visitors through aggressive promotions and special events.  While continuing this focus, we have begun expanding the marketing of these casinos into the southern Nevada locals market.  We are also installing a state of the art player’s club loyalty program, “the one card”, that will be combined with the loyalty programs at all of our other Nevada casinos.  We anticipate that this will be completed by the third quarter of 2008.

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

Business Strategy

Our business strategy for the route business primarily focuses on attracting and fostering repeat business from local gaming patrons. Local patrons are typically sophisticated gaming customers who seek convenient locations, high payouts and a pleasant atmosphere.  Because local gaming consumers represent high potential repeat business, generating customer satisfaction and loyalty is a critical component of our strategy.  With respect to the casino businesses, our business strategy focuses on the value oriented, high repeat, business patron from both local and drive in tourist gaming markets.

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

Casino Operations

Our casino operations strategy is to offer high quality gaming, hotel and dining experiences at affordable prices.  Our primary target market consists of value oriented local middle market gaming patrons who gamble frequently.  We believe that we attract our targeted customers and that they return to our casinos because of our high value orientation, as well as convenient locations, great food, ample parking and high slot machine payout rates.  Because locals demand variety and quality in their slot and video poker machine play, our locals casino properties offer the latest in slot and video poker technology.  Although perceived value initially attracts a customer to our casino properties, actual value generates customer satisfaction and loyalty.  For our drive-in tourist market casinos many of the same strategies apply as this market is heavily focused on repeat business and high value.  There is very little, if any, non-drive-in tourist market.  As part of our commitment to providing a quality entertainment experience for our patrons, we are dedicated to ensuring a high level of customer satisfaction and loyalty by providing attentive customer service in a friendly, casual atmosphere.  We recognize that consistent quality and a comfortable atmosphere stem from the collective care and friendliness of each employee.

Competition

Nevada Market

Our slot route operations are subject to substantial direct competition for our revenue-sharing and fixed space lease locations from one large route operator and numerous small operators, located principally in Las Vegas, Nevada.  The principal method of competition for slot route operators includes the economic terms of the revenue-sharing or space lease arrangement, the services provided and the reputation of the route operator.  Price competition for revenue-sharing or space lease arrangements is intense and we believe that price competition among slot route operators will continue.  We are one of the largest route operators with approximately 7,200 slot machines situated in locations outside of our casinos as of December 31, 2007.

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

Competition among casinos in the markets in which the Sands Regent Casinos are located, particularly the Reno/Sparks market, is intense. The expansion and maturation of Native American gaming in Northern California, the Pacific Northwest, and British Columbia has had an adverse impact on total gaming revenues of the greater Reno area. Over the last few years, existing Native American casinos in Northern California have undergone significant expansions and now offer most of the amenities that casinos in Reno offer, including big name entertainment and hotel rooms. In addition, Thunder Valley, on the Interstate-80 corridor in California, has grown to be one of the country’s busiest and most profitable casinos. More Native American casinos and expansions to existing casinos are planned in northern California and many are partnering with existing gaming companies that have financial resources to promote their facilities.  Many of our direct competitors in the Reno market have greater financial and other resources than we do.

Primm Casinos face competition from Native American gaming in southern California, other casinos outside of Las Vegas, such as casinos located in Laughlin and Mesquite, Nevada, as well as value oriented casinos located in the Las Vegas market. The California legislature recently approved expansions to existing slot capacity of the Native American casinos in southern California and our competitors have greater financial and other resources than we do.

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

St. Jo is approximately 50 miles north of Kansas City, Missouri. St. Jo primarily targets residents of St. Joseph, Missouri and is the only casino in St. Joseph.  However, St. Jo competes indirectly with four riverboats in Kansas City, Missouri and to a lesser extent with several Native American casinos, none of which is closer than 45 miles from St. Joseph.

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

Employees

As of December 31, 2007, we employed approximately 8,700 employees.  None of our current employees is covered by a collective bargaining agreement.  We believe that our relationship with our employees is good.

Regulation and Licensing

Nevada

The ownership and operation of casino gaming facilities and slot routes in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder, or the Nevada Act, and various local regulations.

Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board, the Clark County Liquor and Gaming Licensing Board, and the Cities of Las Vegas, Reno, Henderson and other local regulatory authorities (the “Nevada Gaming Authorities”).

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

Corporations and other entities that operate casinos or slot routes in Nevada are required to be licensed by the Nevada Gaming Authorities.  A gaming license for such activities requires the periodic payment of fees and taxes and is not transferable.  Herbst Gaming is registered by the Nevada Gaming Commission as a publicly traded corporation (a “registered corporation”).  As a registered corporation, we are required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and furnish any other information that the Nevada Gaming Commission may require.  Herbst Gaming has been found suitable by the Nevada Gaming Commission to own the stock or the membership interests of various licensed corporations and limited liability companies that own and operate casinos or slot machine operating routes licensed by the Nevada Gaming Commission (all of which are collectively  referred to as the “Gaming Subsidiaries”).  No person may become a stockholder  or member of, or receive any percentage of the profits from,  any of the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities.  Herbst Gaming and all of its Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in the various gaming businesses that each respectively operates in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Herbst Gaming or any of the Gaming Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Herbst Gaming or any of the Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and are required to be licensed by the Nevada Gaming Authorities.  The Nevada Gaming

Authorities may deny an application for licensing for any cause that they deem reasonable.  A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation.  Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove any change in corporate position.

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

Herbst Gaming and the Gaming Subsidiaries are required to submit detailed financial and operating reports to the Nevada Gaming Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Herbst Gaming and its Gaming Subsidiaries must be reported to the Nevada Gaming Commission.

If it were determined that Herbst Gaming or any of its Gaming Subsidiaries violated the Nevada gaming laws, our gaming licenses and registrations with the Nevada Gaming Commission could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures.  In addition, Herbst Gaming, the Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada laws at the discretion of the Nevada Gaming Commission. Further, the Nevada Gaming Commission could appoint a supervisor to operate our gaming properties and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of our gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our operations.

As a privately owned company, any beneficial holder of Herbst Gaming’s voting securities, regardless of the number of shares owned, is required to file an application, be investigated and have his or her suitability as a beneficial holder of Herbst Gaming’s voting securities determined before acquiring an equitable interest in the company. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in connection with conducting such investigation.

If Herbst Gaming decided to register any of its voting equity securities under the federal securities laws, it would first have to obtain the approval of the Nevada Gaming Commission to do so and, once such approval is obtained, Nevada law would require any person who acquires more than 5% of a registered corporation’s voting securities to report the acquisition to the Nevada Gaming Commission.  Nevada law requires that beneficial owners of more than 10% of a registered corporation’s voting securities apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring the filing for a finding of suitability.  Under certain circumstances, an “institutional investor,” as defined in the regulations of the Nevada Gaming Commission, that acquires more than 10%, but not more than 15%, of our voting securities may apply to the Nevada Gaming Commission for a waiver of such finding of suitability if that institutional investor holds the voting securities for investment purposes only.  An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates or any other action which the Nevada Gaming Commission finds to be inconsistent with holding our voting securities for investment purposes only.  Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chairman of the Nevada State Gaming Control Board, may be found unsuitable.  The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner.  Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense.  Herbst Gaming and  the Gaming Subsidiaries may become subject to disciplinary action if, after receipt of notice that a person is unsuitable to be a stockholder or to have any other relationship with Herbst Gaming or the Gaming Subsidiaries, Herbst Gaming:

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

•                  the number of gaming devices operated; or

•                  the number of table games operated.

Any person who is licensed, required to be licensed, registered, required to be registered or is under common control with such persons, or Licensees, and who is or who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada State Gaming Control Board of the Licensees’ participation in foreign gaming.  The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission.  Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada gaming laws.  Licensees are also subject to disciplinary action by the Nevada Gaming Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to a foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

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

Our operations have been adversely affected by the general economic downturn in southern California and Nevada.  The opinion of our independent auditor with respect to our financial statements for the fiscal year ended December 31, 2007 contains a “going concern” qualification, which is a default under our credit agreement.  If we are unable to negotiate a forbearance with our lenders and they declare an event of default and require repayment of our credit agreement indebtedness, we may not be able to restructure or refinance our indebtedness.

The results of operations of our route business were negatively impacted during the last quarter of the 2007 fiscal year by the economic downturn in Southern Nevada.  Our route operations derive a significant amount of business from the Southern Nevada market, the economy of which has been negatively impacted by the subprime mortgage crisis.  In addition, as previously reported, our slot route operations were adversely affected earlier in the 2007 fiscal year by the enactment of anti-smoking legislation. Consequently, our route revenues were down 20% in the 2007 fiscal year when compared to the 2006 fiscal year and decreased 24.6% during the last quarter of the 2007 fiscal year when compared to the prior year’s period.

In addition, the results of the operations of the Primm Casinos were negatively impacted during the 2007 fiscal year by the general economic downturn in southern California, particularly in the second half of fiscal 2007.  Results in the first months of fiscal year 2008 continue to be negatively impacted.  The Primm Casinos derive a significant amount of their business from the Inland Empire region of southern California, which is comprised primarily of the San Bernardino and Riverside counties, the economies of which have been negatively impacted due to a number of factors, including the subprime mortgage crisis and higher gasoline costs.

The results of operations at our northern Nevada and Midwest casinos did not appear to be affected by these economic forces during 2007.  To the extent the economies of southern California and Nevada do not improve in the near term and the results from our other businesses do not offset the decrease in results of the Primm Casinos and our route operations in the next several quarters, we will likely not be in compliance with the financial covenants in our credit agreement in future quarters.

As a result of the adverse change in our results of operations and our significant outstanding indebtedness, the opinion of our independent auditor contains a “going concern” qualification, which is a default under our credit agreement.  We expect to enter into discussions with our credit agreement lenders to negotiate a forbearance agreement pursuant to which they would agree not to declare, for a specified period of time, an event of default under the credit agreement as a result of the going concern opinion or the probable failure to comply with financial covenants in the future.  As previously disclosed, we have engaged Goldman, Sachs & Co. as our financial advisor to assist us with our evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of the our obligations or a sale of some or all of our businesses.  We and our advisors are actively working toward such a transaction that would address the decline in our operating results and our capital structure, including our outstanding indebtedness.  We cannot assure you that we will be successful in negotiating a forbearance with our credit agreement lenders or in undertaking any such alternative in the near term.

If we were not successful in obtaining a forbearance or entering into a transaction to address our liquidity and capital structure, the lenders under our credit agreement would have the ability to accelerate repayment of all amounts outstanding under the credit agreement ($853 million at March 15, 2008).  If the lenders under the credit agreement were to require repayment of the outstanding borrowings upon a default, the holders of our subordinated indebtedness would have the ability to declare a default, and accelerate repayment of, the subordinated indebtedness ($330 million principal amount at March 15, 2008).  If either the credit agreement indebtedness or the subordinated indebtedness were to be accelerated upon a default, we would be required to refinance or restructure the payments on that debt.  We cannot assure you that we would be successful in completing a refinancing or restructuring, if necessary.  If we were unable to do so, we may be required to seek protection under Chapter 11 of the U. S. Bankruptcy Code.

Our operations have been adversely affected by the adoption of certain anti-smoking regulations.

On November 7, 2006, voters in Nevada passed Question 5, which prohibits smoking in indoor places of employment including, but not limited to, bars and taverns that serve food, grocery stores, malls and other retail establishments, and that gives future control over smoking regulation to individual counties or municipalities.  Since its adoption, Question 5 has led to significant decreased patron play at our route locations.  A number of our larger space leases for our route operations for which we pay a fixed rent provided for an adjustment to the rent after six months of operations under the anti-smoking legislation have occurred.  These adjustments resulted in a decrease in our annual rental payments of approximately $20 million when compared to the amounts paid with respect to these contracts during the previous twelve months.  However, if we are not able to offset decreased patron play, or patron play continues to decrease, there may be a material adverse effect on our business, financial condition and results of operations

The success of our route operations is dependent on our ability to renew our contracts.

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

We pay substantial taxes and fees in connection with our operations as a gaming company.  From time to time, federal, state and local legislators and other government officials have proposed and adopted changes in tax laws, or in the administration of those laws affecting the gaming industry.  It is not possible to determine the likelihood of changes in tax laws or in the administration of those laws.  If adopted, changes to applicable tax laws could have a material adverse effect on our business, financial condition and results of operations.  For instance, in 2007 voters in Nevada approved a referendum be placed on the November 2008 general election ballot to add 3% to the current gaming tax rate in Nevada of 6.76%.  If the voters approve the tax rate, such increase would take effect in July 2011. Any increase in taxation would impact the Company’s future profitability.

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

Our success is substantially dependent upon the efforts and skills of Edward J. Herbst, our chairman of the board and chief executive officer, Ferenc Szony, our newly appointed president and chief operating officer, and  Mary E. Higgins, our chief financial officer.  We have entered into employment agreements with Mr. Herbst, Mr. Szony, and Ms. Higgins through 2009.  These agreements automatically renew for successive one-year periods unless sooner terminated or unless either party to the respective agreements notifies the other in writing at least 60 days prior to the date the respective agreement is scheduled to expire.  If we were to lose the services rendered by these employees, our operations could be adversely affected.  In addition, we compete with other potential employers for employees, and we may not succeed in hiring and retaining the executives and other employees that we need.  An inability to hire quality employees could have a material adverse effect on our business, financial condition and results of operations.

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

As discussed previously, the results of operations of our route business and the Primm Casinos have been adversely affected by the decline in the economies of southern Nevada and southern California, respectively.

In addition, Lakeside Iowa, Mark Twain and St. Jo depend on customers living principally in south central Iowa and northeast and northwest Missouri, respectively, and on the economy of those areas.  An economic downturn in such areas could have a material adverse effect on our operating results.

The Sands Regent Casinos heavily market to and rely upon business from Reno area residents, as well as the national bowling tournament that visits Reno on a three year cycle.  Revenues are favorably impacted in years in which there is a national bowling tournament.  In addition, the Sands and Gold Ranch also rely on the tourist market of northern California.  Should there be negative changes in the economic climate in Reno or in northern California, the business of the Sands Regent Casinos could be adversely impacted, which could lead to an adverse impact on the overall results of the Company.

In addition, our properties use significant amounts of electricity, natural gas and other forms of energy.  While no shortages of energy have been experienced, the substantial increases in the cost of electricity, natural gas and gasoline in the United States in general, and in southern and northern California, southern and northern Nevada, south central Iowa and northeast and northwest Missouri in particular, may negatively affect our operating results.  In addition, further energy price increases in such areas could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at our route and casino operations, which could negatively impact revenues.  Gaming industry revenues are sensitive to general economic conditions and are influenced by consumer confidence in the economy and other factors.  An extended period of reduced discretionary spending could significantly harm our operations and we may not be able to lower our costs rapidly enough, or at all, to offset a decrease in revenues.

The business of the Sands Regent Casinos and the Primm Casinos may be adversely impacted by expanded Native American gaming operations in California and the Pacific Northwest, which could lead to an adverse impact on the operations of the Company.

The largest sources of customers for the Sands Regent Casinos are California and the Pacific Northwest, including a large number who drive to Reno from the San Francisco and Sacramento metropolitan areas, and the largest source of customers for the Primm Casinos are from southern California, including a large number who drive to Las Vegas from the San Bernardino and Barstow metropolitan areas.  The expansion of Native American casinos in California, Oregon and Washington continues to have an impact on casino revenues in Nevada in general, and such impact may be significant on the markets in which the Sands Regent Casinos and the Primm Casinos operate.

California’s voters recently approved propositions that further expand the number of slot machines in California.  While the effect of increased slot machines or any other increase in gaming in California and other states is difficult to predict, the business of the Sands Regent Casinos and Primm Casinos would be adversely impacted if such competing casinos attract patrons who would otherwise travel to Reno, Nevada or Primm, Nevada, respectively.

Adverse winter weather conditions in the Midwest, the Sierra Nevada Mountains and Reno-Lake Tahoe area could have a material adverse effect on the results of operations and financial condition of our casinos, which could lead to an adverse impact on the results of operation and financial condition of the Company.

Adverse winter weather conditions, particularly snowfall, can deter customers of our northern Nevada and Midwest Casinos from traveling or make it difficult for them to frequent its facilities.  If these locations were to experience prolonged adverse winter weather conditions, the results of operations and financial condition of these casinos could also be materially adversely affected, thereby adversely affecting the results of operations and financial condition of the Company.

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

The Sands Regent and Primm Acquisitions constitute material acquisitions on the part of the Company.  We have incurred significant capitalized costs and committed significant management time in integrating operations, information, communications and other systems, among other items, which involved retaining professionals and consultants to complete the acquisition process and integrate technology.  However, despite such efforts, difficulties have arisen due to factors such as integrating personnel with disparate corporate cultures, reconciling different information, communications and other systems and managing customer relationships.  The failure to timely resolve these difficulties and achieve the anticipated benefits of the Sands Regent and Primm Acquisitions could harm our business and results of operations.

We have spent and may continue to spend significant resources identifying businesses to acquire.  The efficient and effective integration of any businesses we acquire into our organization is critical to our growth.  The Sands Regent and Primm Acquisitions, and any future acquisitions or mergers, involve numerous risks including difficulties in integrating the operations, technologies and personnel of the acquired companies, the diversion of management’s attention from other business concerns and the potential loss of key employees of the acquired companies and businesses.  Additional risks include:

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

We have incurred a significant amount of indebtedness, including indebtedness incurred under our senior credit facility to consummate the Sands Regent and Primm Acquisitions.  The following chart shows certain important statistics with respect to such indebtedness.

As of and for the Year ended December 31, 2007
(in thousands, except ratio)
Long-term debt, including current portion	$1,146,070
Stockholders’ equity	$(118,729)
Ratio of earnings to fixed charges(1)	0.50:1.0

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

The interest on revolving borrowings and on the term loan under our credit facility in effect as of December 31, 2007 is based on a floating rate (a base rate or LIBOR, at our option), plus a leverage grid-based variable amount.  At December 31, 2007, the principal amount of the borrowings under such credit facility was approximately $824 million.  We cannot predict the interest rate environment or guarantee that interest rates will not rise in the near future. Consequently, a hypothetical 1.0% increase in LIBOR would result in an approximately $8.2 million annual increase in interest expense.  Should interest rates rise significantly, our ability to satisfy our obligations under the instruments governing our outstanding indebtedness will be adversely affected.

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

Item 1B.  Unresolved Staff Comments.

In December 2007, the SEC issued a letter to the Company requesting a description of management’s consideration to the purchase price allocation and valuation of the assets acquired pursuant to the Sands Regent and Primm Acquisitions, along with the primary reasons for these acquisitions and a description of the factors that contributed to a recognition of goodwill in accordance with paragraph 51(c) of SFAS No. 141.  This letter also requested the timing of when the final allocation and valuation was expected to be completed.  The Company’s response gave the primary reasons for the Sands Regent and Primm Acquisitions and those factors that contributed to the recognition of goodwill.  It also indicated that the requested final valuations and allocations are to be included in this filing.

The final valuation and allocations for the Sands Regent Acquisition are included in this filing.  The valuation and allocations for the Primm Acquisition included in this filing are final as to all amounts except for property, plant and equipment.  The Company is finalizing its review of various valuation data and will record final adjustments to the purchase allocation, if any, in the first quarter of 2008.  Any adjustment to property, plant and equipment would result in an offsetting adjustment to goodwill and an adjustment to depreciation expense.

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

Terrible’s Town Casino.

Terrible’s Town Casino in Pahrump, Nevada, which is approximately 60 miles from Las Vegas, comprises an approximately 30,000 square foot building on approximately three acres.  We lease the land from the Herbst Family Limited Partnership I, a Nevada limited partnership and a related party.  The lease expires on June 30, 2011.  We also have an option to further extend the lease for three additional successive terms of five years through 2026.

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

Terrible’s Gold Ranch Casino and RV Park.

We lease the land on which Terrible’s Gold Ranch Casino and RV Resort is located in Sparks, Nevada from an unrelated third party.  The lease ends on January 1, 2022, with an option to renew the lease for an additional twenty year term.

Buffalo Bill’s, Whiskey Pete’s and Primm Valley Resort Hotels and Casinos.

We lease (from an unrelated party) approximately 143 acres of land on which Buffalo Bill’s, Whiskey Pete’s and Primm Valley are located in Primm, Nevada.  The lease ends on June 30, 2043, with an option to renew the lease for one additional twenty-five year term.

Midwest

Lakeside Casino Resort.

We own the land in Osceola, Iowa on which certain facilities of Lakeside Iowa are located, including the all-suite hotel, convention facilities, RV park and convenience store and own an additional 121 acres of land adjacent to or nearby the casino.  We lease the use of West Lake and certain real estate surrounding West Lake from the City of Osceola, Iowa.  The lease ends on March 11, 2009.  We have an option to extend the lease for seven additional successive terms of five years each.

Mark Twain Casino.

We own the land in LaGrange, Missouri on which certain facilities of Mark Twain are located, and own an additional 14 acres of land adjacent to or nearby the casino.

St. Jo Frontier Casino.

We own the land in St. Joseph, Missouri on which certain facilities of St. Jo are located, and own an additional 72 acres of land adjacent to or nearby the casino.

Item 3.    Legal Proceedings.

On February 17, 2006, the Clark County District Court entered judgment of a jury verdict delivered against our subsidiary, ETT, for $4.2 million in compensatory damages and $10.1 million in punitive damages.  The jury verdict was lowered in a post trial ruling from $10.1 million to $4.2 to match compensatory damages.  The verdict was delivered in connection with an action brought by the family of an individual that alleged that ETT had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from ETT and, while drunk, hit and killed the individual.  The Company believes the award of compensatory and punitive damages against ETT, the liability of ETT, and the amount thereof, are not supportable in either law or in fact and plans to vigorously pursue all appropriate post-trial and other remedies. The Company currently has this decision under appeal.

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

(c)           Dividends

Dividends of $31.3 million and $10.3 million were paid in respect of our outstanding common stock in fiscal 2006 and 2007, respectively.

Our credit agreement and the indentures governing our 81/8% senior subordinated notes due 2012 and our 7% senior subordinated notes due 2014 restrict our ability to declare or make distributions on our capital shares.  To date, the only distributions that we have made on our common stock are distributions permitted by the instruments governing our outstanding indebtedness.  Subject to contractual restrictions contained in our credit facility, cash dividends may be declared and paid only in an aggregate amount not to exceed the Company’s percentage of excess cash flow (as defined in our credit agreement) for the preceding fiscal year so long as the Company is in compliance the financial covenants.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Item 8.  Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”

Item 6.    Selected Financial Data.

We derived the selected consolidated financial data as of and for each of the prior five years ended December 31, 2007 from our audited consolidated financial statements, as of and for each of the prior three years ended December 31, 2007, which are included elsewhere in this report.  In February 2005, we consummated the Grace Acquisition, and as a result the period beginning on January 1, 2005 may not be comparable to prior years.  Similarly, in January 2007 we consummated the Sands Regent Acquisition and in April 2007 we consummated the Primm Acquisition, and as a result the period beginning January 1, 2007 may not be comparable to prior years.  The following table summarizes certain selected consolidated financial data, which you should read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this report and under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986.  Under those provisions, the owners of our company pay income taxes on our taxable income.  Accordingly, a provision for income taxes is not included in our financial data.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Income statement data:
Revenues
Route operations	$241,833	$293,244	$338,599	$347,041	$276,946
Casino operations
Nevada	78,342	91,254	95,400	95,614	331,517
Other states			117,475	141,435	141,731
Other operations	3,049	3,628	6,024	10,676	98,987
Total revenues	323,224	388,126	557,498	594,766	849,181
Promotional allowances—route	(371)	(376)	(223)	(86)	(64)
Promotional allowances—casino	(10,878)	(12,138)	(21,434)	(32,617)	(64,177)
Net revenues	311,975	375,612	535,841	562,063	784,940
Costs of revenues:
Route operations	192,757	227,929	258,114	271,463	244,086
Casino operations
Nevada	51,142	56,331	59,125	64,349	245,507
Other states	—	—	79,239	87,852	89,745
Other operations
Depreciation and amortization	22,789	25,407	33,941	38,124	56,405
General and administrative	12,514	14,366	15,217	13,324	22,983
Other				6,491	80,184
Loss on impairment of assets	—	—	3,360	—	72,965
Loss on lease termination	—	600	—	—	—
Total costs and expenses	279,202	324,633	448,996	481,603	811,875
Income from operations	32,773	50,979	86,845	80,460	(26,935)
Interest income	228	353	740	734	1,481
Interest expense	(24,525)	(22,109)	(36,532)	(39,134)	(85,631)
Change in value of derivative instruments	—	—	—	—	(16,115)
Loss on early retirement of debt(1)	(267)	(37,991)	(221)	—	—

Net income (loss)	$8,209	$(8,768)	$50,832	$42,060	$(127,200)

Year Ended December 31,
2003	2004	2005	2006	2007
(in thousands, except ratios)
Other data:
Route EBITDA(2)(3)	$48,705	$64,939	$79,922	$75,492	$32,796
Casino EBITDA(2)(4)
Nevada(4)	$16,322	$22,785	$20,281	$17,719	$43,551
Other states(4)	—	—	$29,865	$34,512	$30,268
Net cash provided by operating activities	$34,997	$50,010	$92,204	$81,493	$4,273
Net cash used in investing activities	$(74,724)	$(17,009)	$(309,172)	$(79,758)	$(574,128)
Net cash provided by (used in) financing activities	$38,722	$51,141	$152,645	$(9,944)	$598,495
Capital expenditures	15,117	15,229	43,893	66,622	32,418
Ratio of earnings to fixed charges(5)	1.3	x	2.3	x	2.4	x	2.0	x	0.5	x

	December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$54,030	$138,172	$73,849	$65,540	$94,282
Total assets	$237,068	$318,431	$534,930	$568,450	$1,080,385
Total debt(6)	$215,269	$333,412	$500,593	$522,618	$1,146,070
Stockholders’ equity (deficiency)	$1,554	$(30,764)	$7,981	$18,771	$(118,729)

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

(4)

Casino segment EBITDA consists of net income plus depreciation and amortization, interest expense, net of capitalized interest, impairment charges and costs associated with the retirement of assets.  Casino EBITDA for casinos in Nevada and other states are calculated before allocation of overhead.

(5)

For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before fixed charges and loss on early retirement of debt, impairment charges and loss on derivatives (other than capitalized interest).  Fixed charges consist of interest expensed and capitalized and the interest component of rent expense.

(6)	Total debt consists of the current and long-term portions for all periods presented.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with “Item 6.  Selected Financial Data” and with “Item 8.  Financial Statements and Supplementary Data”.

Overview

We are a diversified gaming company that focuses on two business lines: slot route operations and casino operations.  Our route operations involve the exclusive installation and operation of approximately 7,200 slot machines as of December 31, 2007 in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants.  Taking into account the Primm Acquisition and the Sands Regent Acquisition, our casino operations consist of sixteen casinos located in Nevada, Iowa and Missouri, other than the Sands Regent Casinos and the Primm Casinos, our casinos are operated under the “Terrible’s” brand.  We are in the process of re-branding the Sands and Primm Casinos under the “Terrible’s” brand.

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

On April 10, 2007, the Company completed the Primm Acquisition for a net cash purchase price of $394 million. The acquired properties include Buffalo Bill’s Hotel and Casino, Whiskey Pete’s Hotel and Casino, and Primm Valley Resort and Casino.  For a detailed description of the acquired properties see “Item 1. Business—Narrative Description of Business—Primm Casinos.”  Also acquired pursuant the Primm Acquisition were a California lottery station located on the Nevada/California border, three gasoline stations and the Primm Travel Center.

On January 3, 2007, we consummated the Sands Regent Acquisition, paying approximately $149 million in cash for the outstanding securities of The Sands Regent, the prepayment of outstanding debt and the payment of related fees.  Pursuant to the Sands Regent Acquisition, we acquired Terrible’s Rail City Casino in Sparks, Nevada, Terrible’s Sands Regency Casino Hotel in downtown Reno, Nevada, Terrible’s Gold Ranch Casino and RV Resort in Verdi, Nevada, and Terrible’s Dayton Casino and Red Hawk Sports Bar, each located in Dayton, Nevada, which together contain an aggregate of approximately 285 slot machines.  For a detailed description of the acquired properties see “Item 1. Business—Narrative Description of Business.”

We used proceeds from our credit facility to fund both acquisitions.

Year 2007 Compared to Year 2006

	Year ended December 31, 2006		Year ended December 31, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)

Slot route revenue	$347,041	100.0%	$276,946	100.0%
Promotional allowances	(86)	0.0	(64)	0.0
Direct expenses	(271,463)	78.2	(244,086)	88.1
EBITDA	75,492	21.8	32,796	11.9
Impairment of Intangibles	—		(3,165)	1.1
Depreciation and amortization	(21,431)	6.2	(21,979)	7.9
Income from slot route operations	$54,061	15.6%	$7,652	2.9%

Route Operations

Route operations accounted for 33% of total revenues during the year ended December 31, 2007.  This was a decrease from 58% of total revenues for the year ended December 31, 2006.  Total revenues from route operations were $276.9 million for the year ended December 31, 2007, a decrease of $70.1 million, or 20%, from $347.0 million for the year ended December 31, 2006.  The decrease in route revenue primarily reflects the impact of the passage in November 2006 in Nevada of Question 5 and, in the fourth quarter of 2007, general economic weakness.  At December 31, 2007 and 2006, we operated approximately 7200 slot machines.

Route operating costs were $244.1 million, or 88%, of route revenues for the year ended December 31, 2007.  This compares to $270.1 million, or 78%, of route revenues for the same period in 2006.  The decrease in route operating expenses was primarily associated with the lower revenues at our participation locations, which provide for a decrease in revenue share costs in conjunction with revenue decline. We typically enter into fixed space leases with our chain store customers, which do not provide for a decrease in our lease payments if revenue declines. However, many of our larger space lease contracts provided for an adjustment of lease payments if a smoking ban were to occur.  We renegotiated substantially all of these larger space lease contracts in the [third quarter, resulting in an annual reduction of lease payments of approximately $20.0 million in 2007. The reductions applicable to 2007 were approximately $8.2 million. In connection with these renewals, the average duration of larger space lease contracts was increased from approximately two years to four years.

As a result of the amendment to many of our space lease contracts we determined that there was an impairment to the intangible value associated with two of those lease contracts.  The Company recorded an impairment charge of $3.3 million in 2007.

Primarily as a result of the smoking ban and the general economic weakness discussed above, Route EBITDA for the year ended December 31, 2007 was $32.8 million, a decrease of $42.7 million, or 57%, from $75.5 million for the year ended December 31, 2006.

Casino Operations

	Year ended December 31, 2006		Year ended December 31, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)

Casino revenue	$237,049	100.0%	473,248	100.0
Promotional allowances	(32,617)	13.8	(64,177)	13.6
Direct expenses	(152,201)	64.2	(335,252)	70.8
EBITDA	52,231	23.5	73,819
Impairment of intangibles		22.0	(69,800)
Depreciation and amortization	(16,375)	6.9	(34,081)
Income from casino operations	$35,856	15.1%	$(30,062)

Casino operations accounted for 56% of total revenues for the year ended December 31, 2007 and 40% of total revenues for the year ended December 31, 2006.  Total revenues derived from casino operations were $473.3 million for the year ended December 31, 2007, an increase of $236.3 million, or 100%, from $237.0 million for the year ended December 31, 2006.  Revenues from the Sands Regent Casinos that were acquired on January 3, 2007 and the Primm Casinos that were acquired on April 10, 2007 accounted for substantially all of this increase.  However, results from the Primm Casinos, Lakeside Iowa and the Company’s casinos located in Pahrump, Nevada were below expectations.

As a result of the factors mentioned above, Casino EBITDA was $73.8 million for the year ended December 31, 2007, an increase of $21.6 million, or 41%, from $52.2 million from the year ended December 31, 2006.

The following paragraphs divide the results from our casino operations geographically between casinos in Nevada and those in other states.

Casino Operations — Nevada

	Year ended December 31, 2006		Year ended December 31, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)

Casino revenue	$95,614	100.0%	$331,517	100.0%
Promotional allowances	(13,546)	14.2	(42,459)	12.8
Direct expenses	(64,349)	67.3	(245,507)	74.1
EBITDA	17,719	18.5	43,551	13.1
Depreciation and amortization	(6,408)	6.7	(22,765)	6.7

Impairment of intangibles			(36,500)
Income from casino operations	$11,311	11.8%	(15,714)

Nevada casino operations accounted for 39% of total Company revenues for the year ended December 31, 2007 and 16% of total revenues for the year ended December 31, 2006.  Revenues derived from Nevada casino operations were $331.5 million for the year ended December 31, 2007 compared with $95.6 million for the year ended December 31, 2006. These results reflect increases in revenue due to the four casinos acquired in the Sands Regent Acquisition, all located in northern Nevada, and the three casinos acquired in the Primm Acquisition, all located in Primm, Nevada.  The new casinos accounted for substantially all of the increase in net revenues.  Revenues were flat or increased at our other casinos in Nevada, except at the two casinos in Pahrump.  The decreases in the revenues at the casinos in Pahrump were due in part to refurbishments of our primary competitors by new owners, which made them more competitive.  In the aggregate, gross revenues at our casinos, other than the Sands Regent Casinos and Primm Casinos, were up approximately 2.2% from of 2006.

Nevada casino operating costs for the year ended December 31, 2007 were $245.5 million, up $181.8 million, from the year ended December 31, 2006.  The majority of this increase represents operating costs of the Sands Regent and Primm Casinos.  Nevada casino promotional spending was up $28.7 million. This increase was substantially attributable to spending at the Sands Regent and Primm Casinos.  As a percentage of revenue, promotional allowances were 12.8% for the year ended December 31, 2007 compared to 14.2% for the year ended December 31, 2006.

Nevada casino EBITDA was $43.6 million for the year ended December 31, 2007 compared to $17.7 million for the year ended December 31, 2006.

The Primm Casinos had lower than expected results when compared to 2006.  The Primm Casinos derive a significant amount of their business from the Inland Empire region of southern California, which is comprised primarily of the San Bernardino and Riverside counties, the economies of which have been negatively impacted due to a number of factors, including the subprime mortgage crisis and higher gasoline costs.  For the year ended December 31, 2007, the Company recognized a non- cash impairment charge of $23.4 million to write down the carrying value of goodwill related to the estimated fair value of the Primm assets (see Note 5 to the audited financial statements).

Casino Operations — Other states

	Year ended December 31, 2006		Year ended December 31, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)

Other state casino revenue	$141,435	100.0%	$141,731	100.0%
Promotional allowances	(19,071)	13.5	(21,718)	15.3
Direct expenses	(87,852)	62.1	(89,745)	63.3
EBITDA	34,512	24.4	30,268	21.4
Impairment of Intangibles			(33,300)
Depreciation and amortization	(9,967)	7.0	(11,316)	8.0
Income from casino operations	$24,545	17.4%	$(14,348)

Casino operations in other states accounted for 17% of total company revenues for the year ended December 31, 2007, which is down from 24% in 2006.  Total revenues derived from casino operations located in states other than Nevada were $141.7 million, an increase of $0.3 million, , compared to $141.4 million for the year ended December 31, 2006.  Other state casino operating costs were $89.7 million, or 63.3% of revenues, for the year ended December 31, 2007 compared to $87.9 million, or 62.1% of revenues, for the year ended December 31, 2006.  The increases in operating costs were associated with increases in food and beverage costs.

Promotional allowances for the year ended December 31, 2007 were $21.7 million compared to $19.1 million for the three months ended September 30, 2006, an increase of $2.6 million or 13.6%. The majority of those increases were at the Lakeside Iowa property as it incurred $1.6 million more in promotional costs in 2007 than in 2006 in response to increased competition from four new casinos.

Other state casino EBITDA was $30.3 million for the year ended December 31, 2007, a decrease of $4.2 million, or 12.2%, from $34.5 million for the year ended December 31, 2006. This decrease in EBITDA was due to the operations of Lakeside Iowa, which was subject to significant competitive pressure from the opening of four new casinos in Iowa in over the last eighteen months.

As discussed above, our operating results at Lakeside Iowa were lower than our expectations.  For the year ended December 31, 2007, the Company recorded a non-cash impairment charge of $33.3 million to write down the carrying value of intangible assets related to the estimated fair value of the Lakeside Iowa assets (see Note 5 to the audited consolidated financial statements).

Other and G and A

	Year ended December 31, 2006		Year ended December 31, 2007
	$	% of Total revenue	$	% of Total revenue
		(dollars in thousands)
Other revenue	$10,676	2.0%	$98,987	11.7%
Direct expense	(6,491)	1.1	(80,184)	9.4
General and administrative expenses	(13,324)	2.2	(22,983)	2.8
Depreciation and amortization	(318)		(345)
Income from Operations Other and SGA	$(9,457)		$(4,474)
Depreciation and amortization	318		345
Interest Income	734		1,481
Other and Corporate EBITDA	$(8,405)		$(2,699)

Revenue from other operations consists of revenue from sources such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations, including sales (i) at our gas station and convenience store located in Osceola, Iowa, (ii) beginning in the first quarter, at Terrible’s Gold Ranch, our gas station in Verdi, Nevada, which was part of the Sands Regent Acquisition and (iii) beginning in the second quarter, at the three gas stations we acquired in the Primm Acquisition.  Revenues from other operations were $99.0 million for the year ended December 31, 2007 compared to $10.7 million for the year ended December 31, 2006, an increase of $88.3 million, $85.8 million of which was associated with the revenue from the gas stations and other operations at the new facilities.

Costs associated with other revenues were $80.2 million for the year ended December 31, 2007 and $6.5 million for the year ended December 31, 2006, an increase of $73.7 million.  Of the increase, $71.1 million was costs associated with the gas station convenience store operations at the new facilities and the remainder was associated with increased gas costs at Lakeside Iowa as the facility had a significant summertime gas promotion..

Promotional Allowances

Promotional allowances were $64.2 million, or 7.5% of total revenues, for the year ended December 31, 2007, an increase of $31.4 million, or 96%, from $32.7 million, or 5.5% of total revenues, for the year ended December 31, 2006.  Approximately $29.3 million of the increase was due to the Sands Regent and Primm Casinos.  Of the remaining $2.1 million increase over 2006, $1.6 million was due to increased spending at the Lakeside Iowa property.  The remaining $0.5 million was growth in costs from all other existing properties.

Income(Loss) from Operations

As a result of the factors discussed above, as well as impairment charges of $73.0 million, loss from operations was $26.9 million for the year ended December 31, 2007, a decrease of $107.4 million, from income of $80.5 million for the year ended December 31, 2006.

Other Expenses

	Year ended December 31, 2006	Year ended December 31, 2007
	(dollars in thousands)
Interest Expense	$(39,134)	$(85,631)
Change in value of derivative	—	(16,115)
Interest Income	734	1,481
Total Other income (expense)	$(38,400)	$(100,265)

Other expense was $100.3 million for the year ended December 31, 2007, an increase of $61.9 million from expenses of $38.4 million for the year ended December 31, 2006.  This increase was primarily a result of the increase in the Company’s debt. Debt grew from $522.6 million at December 31, 2006 to $1,146.1 million at December 31, 2007, as a result of borrowings incurred to complete the Sands Regent and Primm Acquisitions. Additionally, during 2007, the Company incurred a loss on an interest rate swap, which was terminated, resulting in a $16.1 million charge to earnings.

Net (Loss) Income

As a result of the factors discussed above, net loss for the year ended December 31, 2007 was $127.2 million compared to net income of $42.1 million recorded for year ended December 31, 2006.

Year 2006 Compared to Year 2005

	Year ended December 31, 2005		Year ended December 31, 2006
	$	% of revenue	$	% of revenue
		(dollars in thousands)
Slot route revenue	$339,401	100.0%	$347,041	100.0%
Promotional allowances	(223)	0.1	(86)	0.0
Direct expenses	(259,255)	76.4	(271,463)	77.8
EBITDA	79,923	23.5	75,492	22.2
Depreciation and amortization	(20,114)	5.9	(21,431)	6.2
Income from slot route operations	$59,809	17.6%	$54,061	16.0

Route Operations

Route operations accounted for 58% of total revenues during the year ended December 31, 2006.  This was a decrease from 61% of total revenues for the year ended December 31, 2005.  Total revenues from route operations were $347.0 million for the year ended December 31, 2006, an increase of $7.6 million, or 2.2%, from $339.4 million for the year ended December 31, 2005.  The increase in route revenue was a result of increased number of games during 2006.  At December 31, 2006, we were operating approximately 7,200 slot machines, which is 100 greater than the approximately 7,100 we operated at December 31, 2005.

Route operating costs were $271.5 million, or 78%, of route revenues for the year ended December 31, 2006.  This compares to $259.3 million and 76% of route revenues for the same period in 2005.  The increase in route operating expenses was primarily associated with expenses that correlate with increases in revenue such as participation costs and payroll. In addition, partly due to staff additions to our systems and operations departments,  payroll and insurance costs grew during the year, which increase is unrelated to growth in revenue.

As a result of the increased expenses, Route EBITDA for the year ended December 31, 2006 was $75.5 million, a decrease of $4.4 million, or 5.5%, from $79.9 million for the year ended December 31, 2005.

Casino Operations

	Year ended December 31, 2005		Year ended December 31, 2006
	$	% of revenue	$	% of revenue
		(dollars in thousands)
Casino revenue	$213,174	100.0%	$236,523	100.0%
Promotional allowances	(21,434)	10.1	(32,617)	13.8
Direct expenses	$(141,594)	66.4	(152,201)	64.2
EBITDA	50,146	23.5	52,231	22.0
Depreciation and amortization	(13,509)	6.3	(16,375)	6.9
Income from casino operations	$36,637	17.2%	$35,856	15.1%

Casino operations accounted for 40% of total revenues for the year ended December 31, 2006 and 38% of revenues for the year ended December 31, 2005.  Total revenues derived from casino operations were $236.5 million for the year ended December 31, 2006, an increase of $23.8 million, or 11%, from $213.2 million for the year ended December 31, 2005.  This increase was due to growth from the Midwest properties, particularly at St. Jo and Lakeside Iowa, where we made extensive casino renovations.

Casino operating costs were $148.4 million, or 63%, of casino revenues for the year ended December 31, 2006, compared to $138.4 million, or 65%, of casino revenues for the year ended December 31, 2005.  The increase in expenses was due primarily to expenses that correlate with increases in revenue such as payroll and gaming taxes.

As a result of the factors mentioned above, Casino EBITDA was $52.2 million for the year ended December 31, 2006, an increase of $2.1 million, or 4%, from $50.1 million from the year ended December 31, 2005.

The following paragraphs divide the results from our casino operations geographically between casinos in Nevada and those in other states.

Casino Operations — Nevada

	Year ended December 31, 2005		Year ended December 31, 2006
	$	% of revenue	$	% of revenue
		(dollars in thousands)
Casino revenue	$95,400	100.0%	$95,614	100.0%
Promotional allowances	(12,528)	13.1	(13,546)	14.2
Direct expenses	(62,591)	65.6	(64,349)	67.3
EBITDA	20,281	21.3	17,719	18.5
Depreciation and amortization	(6,359)	6.7	(6,408)	6.7
Income from casino operations	$13,922	14.6%	$11,311	11.8%

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

Nevada casino operating costs were $64.3 million, or 67%, of revenues for the year ended December 31, 2006, compared to $62.6 million, or 66%, of revenues for the year ended December 31, 2005.  This increase in costs was due to an increase in spending at Terrible’s to maintain business during the disruption from the construction described in the previous paragraph as well as increase in payroll and insurance costs.

Casino Operations — Other states

	Year ended December 31, 2005		Year ended December 31, 2006
	$	% of revenue	$	% of revenue
		(dollars in thousands)
Other state casino revenue	$117,774	100.0%	$141,435	100.0%
Promotional allowances	(8,906))	7.6	(19,071))	13.5
Direct expenses	(79,003)	67.1	(87,852)	62.1
EBITDA	29,865	25.3	34,512	24.4
Depreciation and amortization	(7,150)	6.1	(9,967)	7.0
Income from casino operations	$22,715	19.2%	$24,545	17.4%

Casino operations in other states accounted for 24% of total company revenues for the year ended December 31, 2006, which is up from 21% in 2005.  Total revenues derived from casino operations located in states other than Nevada were $141.4 million, an increase of $ 23.6 million, or 20%, compared to $117.8 million for the year ended December 31, 2005.  Other state casino operating costs were $ 87.9 million, or 62% of revenues, for the year ended December 31, 2006 compared to $79.0 million, or 67% of revenues, for the year ended December 31, 2005.  We began floor improvements at our casinos in other states in the second quarter of 2005.  The floor renovations consisted of over 1,200 new machines, new “ticket-in, ticket-out” software at each casino, new carpet and entirely new slot bases.  The revenues during these periods were helped by significant increases in our cash promotions, player point promotions and food specials, which were incurred to offset the disruption from, and to keep player loyalty during, these extensive floor renovations.  As these renovations were completed during the last quarter of 2006, these costs should begin to normalize.

Other Operations

Revenue from other operations consists of revenue items such as ATM fees, pay phone charges, rental income, gas and convenience store revenue and other miscellaneous items unrelated to route and casino operations.  Revenue from other operations were $10.7 million for the year ended December 31, 2006 compared to $4.9 million for the year ended December 31, 2005.  The growth in this revenue was primarily due to a full year of gasoline sales at Lakeside Iowa.

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

Cost of Revenues

	Year ended December 31, 2005		Year ended December 31, 2006
	$	% of revenue	$	% of revenue
		(dollars in thousands)
Other operations	$(236)	0.0%	$(6,491)	1.1%

General and administrative	$10,608	1.9%	$13,324	2.2%
Depreciation and amortization	$33,941	6.1%	$38,124	6.4%
Loss on retirement of debt and assets	$3,360	0.6%	$0	0.0%

General and administrative expenses, or G&A, were $13.3 million for the year ended December 31, 2006, an increase of $2.7 million, or 26%, from $10.6 million for the year ended December 31, 2005.  The increase was primarily due to increase in payroll, utilities and insurance costs.  G&A expenses as a percentage of revenue were 2.2% of the revenue for the year ended December 31, 2006, compared to 1.9% of revenue during fiscal year ended December 31, 2005.

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

The costs represented in “other operations” consists of expenses related to the operations of our gasoline and convenience stories.  In 2006, this expense was $6.5 million.  This amount is primarily related to the cost of gasoline and convenience store operations.

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

Liquidity and Capital Resources

Cash Flows

At December 31, 2007, we had cash and cash equivalents of approximately $94.3 million on hand and approximately $36 million available under our revolving credit facility.   As of March 15, 2008, we had fully drawn our revolving line of credit.  As of February 29, 2008, the Company had cash balances of $124.7 million.

 Based on our anticipated future operations, we believe that cash on hand and expected cash flows will be adequate to meet our anticipated working capital requirements, capital expenses for both maintenance and growth, and scheduled payments of interest on our outstanding indebtedness at least through December 31, 2008, although we cannot assure you such sources will be sufficient.  However, as a result of the default under our credit agreement due to the “going concern” qualification in the opinion of our independent auditors with respect to our financial statements for the fiscal year ended December 31, 2007, our lenders could declare an event of default under the credit agreement and require repayment of all outstanding borrowings ($875 million ).  We expect to enter into discussions with our credit agreement lenders to negotiate a forbearance agreement pursuant to which they would agree not to declare, for a specified period of time, an event of default under the credit agreement as a result of the going concern opinion or the probable failure to comply with financial covenants in the future.  As previously disclosed, we have engaged Goldman, Sachs & Co. as our financial advisor to assist us with our evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of the our obligations or a sale of some or all of our businesses.  We and our advisors are actively working toward such a transaction that would address the decline in our operating results and our capital structure, including our outstanding indebtedness.  We cannot assure you that we will be successful in negotiating a forbearance with our credit agreement lenders or in undertaking any such alternative in the near term.

If we were not successful in obtaining a forbearance or entering into a transaction to address our liquidity and capital structure, the lenders under our credit agreement would have the ability to accelerate repayment of all amounts outstanding under the credit agreement ($853 million at March 15, 2008)  If the lenders under the credit agreement were to require repayment of the outstanding borrowings upon a default, the holders of our subordinated indebtedness would have the ability to declare a default, and accelerate repayment of, the subordinated indebtedness ($330 million principal amount at March 15, 2008).  If either the credit agreement indebtedness or the subordinated indebtedness were to be accelerated upon a default, we would be required to refinance or restructure the payments on that debt.  We cannot assure you that we would be successful in completing a refinancing or restructuring, if necessary.  If we were unable to do so, we may be required to seek protection under Chapter 11 of the U. S. Bankruptcy Code.

Operating Activities

During the year ended December 31, 2007, operating activities provided $ 4.3 million in cash flows on a net loss of $(127.2) million.

Significant operating uses of cash in 2007 include interest and distributions made to stockholders for payment of S corporation taxes and discretionary distributions.  Our cash payments for interest were $81.6 million for the year ended December 31, 2007 and cash distributions to stockholders were 10.3 million for the year ended December 31, 2007.  The distributions to stockholders included $3.3 million in distributions to pay personal taxes and distributions of approximately $7.0 million.

Pursuant to an amendment to our credit agreement, after December 31, 2007, cash dividends may be declared and paid only in an aggregate amount not to exceed the Company’s percentage of excess cash flow (as defined in the amendment) for the preceding fiscal year so long as the Company is in compliance the financial covenants set forth in the credit agreement.  For the year ended December 31, 2007, the Company had no excess cash flow, and no cash dividends (other than for tax purposes) will be allowed in 2008.

Investing Activities and Capital Expenditures

For the year ended December 31, 2007, we had net cash used for investing activities of $574.1 million, of which $541.6 million was related to the net cash used to complete the Sands Regent and Primm Acquisitions. The remainder was used for the purchase of new property and equipment including gaming devices. Capital expenditures during 2007 were approximately $32.4 million.

On January 3, 2007, we consummated the Sands Regent Acquisition, paying approximately $119 million in cash for the outstanding securities of The Sands Regent.

On April 10, 2007, we consummated the Primm Acquisition paying $394 million in cash for certain gaming assets of MGM Mirage including the Buffalo Bill’s, Primm Valley and Whiskey Pete’s hotel-casinos.

Capital projects for 2008 are anticipated to be approximately $35 million.  However, to the extent that our results of operations do not improve, we may elect to delay some of the capital expenditures in order to preserve short-term liquidity.

Financing Activities

Cash flows used by financing activities were $598.5 million during the year ended December 31, 2007.  We used net loan proceeds of $554 million to fund the Sands Regent and Primm Acquisitions.  Also in 2007, we made distributions to our stockholders of $10.3 million.  The distributions included $3.3 million for personal taxes and $7.0 million for additional distributions.

On January 3, 2007, we entered into the Credit Agreement, which was an amendment and restatement of our previous amended and restated Credit Agreement dated as of October 8, 2004.  We borrowed $375.0 million in term loans under the credit agreement on the date of the agreement to finance the Sands Regent Acquisition and $325.0 million in delay draw term loans and a draw on the revolving credit facility in an amount of $75.0 million on April 9, 2007 to finance the Primm Acquisition.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Contractual Obligations:
Long-term debt	$1,146,070	$7,634	$15,209	$174,565	$948,662
Estimated interest payments (1)	585,236	101,615	201,086	190,675	91,860
Operating leases	442,170	59,900	114,351	70,425	197,494
Total contractual cash obligations	$2,173,476	$169,149	$330,646	$435,665	$1,238,016

(1) Estimated interest for variable rate debt is based on rates at December 31, 2007

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

Goodwill and Intangible Assets

We have a significant investment in goodwill and other intangible assets on our consolidated balance sheet as of December 31, 2007.  The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.  The estimated fair values of the assets acquired pursuant to the Grace Acquisition, Sands Regent Acquisition and Primm Acquisition, a substantial portion of which consisted of intangible assets comprised of license rights, were determined by management after considering various information including an independent appraisal.  To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

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

 Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates.  At each subsequent reporting date, a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”.  The Company is not going to adopt SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142 and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. By applying the acquisition method to all transaction and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141(R) to have a material effect on our consolidated financial statements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.”  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 clarifies that changes in a parent’s ownership in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss on net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  We do not expect the adoption of SFAS No. 160 will have a material effect on our consolidated financial statements.

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

Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change.  Actual results of our operations may vary materially from any forward-looking statement made by or on our behalf.  Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved.  Undue reliance should not be placed on any forward-looking statements.  Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, the following:

•                  The current general economic downturn, and in particular the economic downturn in southern Nevada and southern California (two of our primary markets), may adversely affect our business.

•                  The current economic downturn may worsen, which may have an adverse impact on the Company’s operations and therefore the Company’s liquidity.

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

•                  Our indebtedness imposes restrictive covenants on us that, should current operating trends continue, may require further amendments to our credit facilities, which we may not be able to negotiate.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices.  We do not have any cash or cash equivalents as of December 31, 2007 that are subject to market risk based on changes in interest rates.  As a result of borrowings under our credit agreement, we are exposed to market risk due to floating or variable interest rates.  The interest on revolving borrowings and on the additional term loan under our credit facility is based on a floating rate (a base rate or LIBOR, at our option), plus a leverage grid-based variable amount.  At December 31, 2007, the principal amount of borrowings under our credit facility was approximately $817 million.  In November 2007, we terminated the interest rate swap that we entered into in January 2007 which covered notional amounts totaling $450 million.  Consequently, a hypothetical 1.0% increase in LIBOR would result in an approximately $8.2 million annual increase in interest expense.

Item 8.           Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Herbst Gaming, Inc. and subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Herbst Gaming, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Herbst Gaming, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 14 to the financial statements, the Company’s operating loss, stockholders’ capital deficiency and probable failure to comply with its financial covenants during 2008 raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 14 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Las Vegas, Nevada
March 31, 2008

Herbst Gaming, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31
	2006	2007
Assets
Current assets
Cash and cash equivalents	$65,640	$94,282
Accounts receivable, net	3,515	7,012
Notes and loans receivable	864	609
Prepaid expenses	6,681	17,134
Inventory	2,553	4,995
Total current assets	79,253	124,032
Property and equipment, net	234,515	548,709
Lease acquisition costs, net	33,162	21,551
Due from related parties	1,627	1,704
Other assets, net	16,419	27,892
Intangibles, net	200,219	244,059
Goodwill	3,255	112,438

Total assets	$568,450	$1,080,385

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$1,105	$7,634
Accounts payable	10,016	18,429
Accrued expenses	15,408	32,946
Due to related parties	—	—
Total current liabilities	26,529	59,009
Long-term debt, less current portion	521,513	1,138,436
Other liabilities	1,637	1,669
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in-capital	1,631	1,631
Retained earnings(accumulated deficit)	14,772	(122,728)
Total stockholders’ equity	18,771	(118,729)

Total liabilities and stockholders’ equity	$568,450	$1,080,385

See notes to consolidated financial statements.

Herbst Gaming, Inc.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2005	2006	2007
Revenues
Route operations	$338,599	$347,041	$276,946
Casino operations	212,875	237,049	473,248
Other—non gaming	6,024	10,676	98,987

Total revenues	557,498	594,766	849,181
Less promotional allowances	(21,657)	(32,703)	(64,241)

Net revenues	535,841	562,063	784,940
Costs and expenses
Route operations	258,114	271,463	244,086
Casino operations	138,364	152,201	335,252
Depreciation and amortization	33,941	38,124	56,405
General and administrative	15,217	13,324	22,983
Other – non-gaming		6,491	80,184
Loss on impairment of assets	—	—	72,965
Loss on asset retirement	3,360	—	—

Total costs and expenses	448,996	481,603	811,875

Income (Loss) from operations	86,845	80,460	(26,935)
Other income (expense)
Interest income	740	734	1,481
Interest expense, net of capitalized interest of $0, $101, and $873, respectively	(36,532)	(39,134)	(85,631)
Change in value of derivative instruments	—	—	(16,115)
Loss on early retirement of debt	(221)	—	—
Total other expense, Net	(36,013)	(38,400)	(100,265)

Net (loss) income	$50,832	$42,060	$(127,200)

See notes to consolidated financial statements.

Herbst Gaming, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

Balance	Common Stock	Additional Paid-In Capital	Retained Earnings (accumulated deficit)	Total

Balance, January 1, 2005	$2,368	$1,631	$(34,763)	$(30,764)
Net income			50,832	50,832
Stockholders’ distributions	—	—	(12,087)	(12,087)
Balance December 31, 2005	$2,368	$1,631	$3,982	$7,981
Net income			42,060	42,060
Stockholders’ distributions			(31,270)	(31,270)
Balance December 31, 2006	$2,368	$1,631	$14,772	$18,771
Net loss			(127,200)	(127,200)
Stockholders’ distributions			(10,300)	(10,300)
Balance December 31, 2007	$2,368	$1,631	$(122,728)	$(118,729)

See notes to consolidated financial statements.

Herbst Gaming, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2005	2006	2007
Cash flows from operating activities
Net (loss)income	$50,832	$42,060	(127,200)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	33,941	38,124	56,405
Amortization of debt issuance costs	1,801	1,811	3,188
Debt discount amortization	146	143	144
Gain (loss) on sale of property and equipment	(27)	152	105
Loss on retirement of assets	3,360	—	—
Loss on early retirement of debt	221	—	—
Loss on impairment of assets	—	—	72,965
Decrease (increase) in:
Accounts receivable	(621)	(1,527)	3,790
Prepaid expenses	(37)	(443)	(4,169)
Inventory	(1,101)	77	(239)
Due from related parties	(3)	(4)	(538)
Other assets	(1,303)	(1,295)	(606)
Increase (decrease) in:
Accounts payable	2,813	848	(1,074)
Accrued expenses	1,799	1,447	1,994
Due to related parties	(34)	(2)	—
Other liabilities	417	102	(492)
Net cash provided by operating activities	$92,204	$81,493	$4,273
Cash flows from investing activities
Net cash paid for acquisition of riverboat assets, net of cash acquired	(264,457)	—	—
Net cash paid for acquisition of software assets, net of cash acquired	—	(10,231)	—
Net cash paid for Sands Regent Acquisition, net of cash acquired	—	(1,542)	(147,878)
Net cash paid for Primm Acquisition	—	—	(393,682)
Additions to notes and loans receivable	(1,303)	(1,090)	(1,153)
Collection on notes and loans receivable	1,322	872	1,937
Proceeds from sale of property and equipment	264	378	248
Purchases of property and equipment	(43,893)	(66,622)	(32,418)
Lease acquisition costs	(1,105)	(1,523)	(1,180)

Net cash used in investing activities	$(309,172)	$(79,758)	$(574,128)

See notes to consolidated financial statements.

	Year Ended December 31,
	2005	2006	2007

Cash flows from financing activities
Proceeds from long term debt	$191,000	$33,000	$853,000
Payments on long term debt	(23,965)	(11,118)	(229,692)
Loan origination fees	(2,082)	(556)	(14,513)
Loss on early retirement of debt	(221)	—	—
Stockholders’ distributions	(12,087)	(31,270)	(10,300)
Net cash provided (used in) by financing activities	152,645	(9,944)	598,495
Net increase (decrease) in cash and cash equivalents	(64,323)	(8,209)	28,642
Cash and cash equivalents
Beginning of year	138,172	73,849	65,640
End of year	$73,849	$65,540	$94,282
Supplemental cash flow information:
Cash paid during the period for interest	$33,979	$37,790	$81,579
Supplemental schedule of non cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$3,495	$1,802	$1,028

See notes to consolidated financial statements.

Herbst Gaming, Inc.

Notes to consolidated financial statements

1.                                      Description of Business and Summary of Significant Accounting Policies

Description of Business and Principles of Consolidation—The accompanying condensed consolidated financial statements of Herbst Gaming, Inc. (“Herbst” or the “Company”) include the accounts of Herbst and its subsidiaries: E-T-T, Inc. and subsidiaries (“ETT”), Market Gaming, Inc. (“MGI”), E-T-T Enterprises L.L.C. (“E-T-T Enterprises”), Flamingo Paradise Gaming, LLC (“FPG”), HGI-Lakeside (“HGI-L”), HGI-St. Jo (“HGI-SJ”), HGI-Mark Twain (“HGI-MT”), The Sands Regent and subsidiaries (“The Sands Regent”) and The Primadonna Company LLC (“Primadonna”).  The financial statements of ETT are consolidated and include the following wholly-owned subsidiaries: Cardivan Company, Corral Coin, Inc. and Corral Country Coin, Inc.  The financial statements of The Sands Regent are consolidated and include the following direct and indirect wholly-owned subsidiaries: Zante, Inc., Last Chance, Inc., California Prospectors, Ltd. (which is a wholly owned subsidiary of Last Chance, Inc.), Plantation Investments, Inc. and Dayton Gaming, Inc.

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

•                  HGI-SJ owns and operates Terrible’s St. Jo Frontier Casino (“St. Jo”) in St. Joseph, Missouri, which was acquired in February 2005.

•                  HGI-MT owns and operates Terrible’s Mark Twain Casino in La Grange, Missouri, which was acquired in February 2005.

•                  The Sands Regent and its direct and indirect wholly-owned subsidiaries, which were acquired on January 3, 2007, own and operate Terrible’s Rail City Casino in Sparks, Nevada, the Sands Regency Casino Hotel in Reno, Nevada, the Terrible’s Gold Ranch Casino and RV Resort in Verdi, Nevada and Terrible’s Dayton Casino and Red Hawk Sports Bar, each of which is in Dayton, Nevada (all such properties acquired pursuant to the Sands Regent Acquisition, together the “Sands Regent Casinos” see Note 2)).

•                  Primadonna, which was acquired on April 10, 2007, owns and operates Whiskey Pete’s Hotel and Casino (“Whiskey Pete’s”), Buffalo Bill’s Hotel and Casino (“Buffalo Bill’s”), Primm Valley Resort and Casino (“Primm Valley,” and together with Whiskey Pete’s and Buffalo Bill’s, together the “Primm Casinos”), a California lottery station located on the Nevada/California border, three gasoline stations and the Primm Travel Center (such properties, together with the Primm Casinos, the “Primm Properties”), all of which are located in Primm, Nevada (see Note 2).

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

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates incorporated into the Company’s consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable and the estimated cash flows in assessing the recoverability of long-lived assets as well as estimated fair values of certain assets related to write downs and impairments. Actual results could differ from those estimates.

Reclassifications—As noted above, during 2007 we completed the acquisitions of the Sands Regent and Primadonna properties.  After the acquisitions, we analyzed the operations of our newly acquired properties, in comparison to our previous operational mix between route and casino operations as it related to the classification of certain expenses.  As a result of this analysis, certain amounts have been reclassified from general and administrative expenses to route and casino expenses to present the expenses incurred for operations going forward to conform to the current period’s presentation.  Expenses for the twelve months ended December 31, 2005 include the following: general and administrative expenses are decreased by $4,372,000, route expenses are increased by $1,142,000, Nevada casino expenses are increased by $3,466,000, Midwest casino expenses are decreased by $236,000.  In addition, expenses for the twelve months ended December 31, 2006 include the following: general and administrative expenses are decreased by $5,124,000, route expenses are increased by $1,315,000 and Nevada casino expenses are increased by $3,809,000.  Such reclassifications had no impact on net income or equity.

Cash and Cash Equivalents—Cash and cash equivalents include highly liquid investments with a maturity at the date of purchase of three months or less. The carrying value of these investments approximates their fair value due to their short maturities.

Fair Value of Financial Instruments—The carrying value of the Company’s cash, notes and loans receivable, and trade payables approximates fair value primarily because of the short maturities of these instruments. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $1,025,396,051 as of December 31, 2007.

Accounts Receivable—Receivables consist primarily of amounts due from customers as a result of normal business operations. The Company periodically performs credit evaluations of its customers. The Company reviews accounts receivable balances in order to determine an allowance for potential credit losses based on our collections experience and the age of the receivables. At December 31, 2006 and 2007, the allowance for potential credit losses was $488,000 and $802,000, respectively.

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

The Company regularly evaluates the collectibility of the loans by individually evaluating each location’s operating results and cash flows. Management provides for the carrying value of loans that are determined to be uncollectible. At December 31, 2006 and 2007, no allowance for potential credit losses was deemed necessary.

Inventory—Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.  Inventories include parts, food, liquor, retail items and gasoline.

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

Lease Acquisition Costs— Significant incremental costs associated with the acquisition of location leases are capitalized and amortized using the straight-line method over the term of the related leases. Lease acquisition costs are stated at cost less accumulated amortization of $43,110,000 and $34,129,000 at December 31, 2006 and 2007, respectively.

Debt Issuance Costs—Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense using the effective interest method over the terms of the related debt agreements. Debt issuance costs are included in other assets on the balance sheets (see Note 6).

1.                                      Description of Business and Summary of Significant Accounting Policies (continued)

Long-Lived Assets—In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If it is determined that the carrying value of long-lived assets may not be recoverable based upon the relevant facts and circumstances, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, the Company will recognize an impairment loss for the difference between the carrying value of the asset and its fair value. The Company believes that no impairment of long-lived assets exists at December 31, 2007.

Goodwill and Intangible Assets— We had approximately $3,255,000 and $112,438,000 in goodwill on our consolidated balance sheet as of December 31, 2006 and December 31, 2007, respectively.  Approximately $56,467,000 of the total goodwill for fiscal year 2007 is from the Sands Regent Acquisition, and an additional $89,215,000 is from the Primm Acquisition, each as described in Note 2 below. The amount recorded as of December 31, 2007 also reflects a decrease of $36,500,000 associated with the impairment of goodwill at the casino in Primm, Nevada (see Note 5).

We had $200,219,000 and $244,059,000 in other intangible assets on our consolidated balance sheet as of December 31, 2006 and December 31, 2007, respectively. Approximately $25,950,000 of the total for fiscal year 2007 is from the Sands Regent Acquisition, and an additional $53,850,000 is from the Primm Acquisition, each as described in Note 2 below.  The number also reflects a decrease of $33,300,000 associated with the impairment of intangibles at Lakeside Iowa (see Note 5).

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires a review of goodwill and the license rights for impairment at least annually. We complete our annual assessment for impairment in the fourth quarter of each year. The annual evaluation of goodwill and the license rights requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates. Once impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

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

	Year Ended December 31,
	2005	2006	2007
	(dollars in thousands)
Room	$858	$986	$8,094
Food and Beverage	6,807	8,096	21,507
Other	10,974	19,824	20,150
Total	$18,639	$28,906	$49,751

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

Concentrations of Credit Risk—The Company maintains cash balances at certain financial institutions located in southern Nevada. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At times, cash balances may be in excess of FDIC limits. As of December 31, 2007, the Company does not consider itself to have any significant concentrations of credit risk.

Recently Issued and Adopted Accounting Standards— In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates.  At each subsequent reporting date, a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. The Company does not expect to adopt SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142 and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.”  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 clarifies that changes in a parent’s ownership in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss on net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  We do not expect the adoption of SFAS No. 160 will have a material effect on our consolidated financial statements.

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

The final allocation of the purchase price for the Primm Acquisition, is as follows:

Estimated Fair Market Value of assets acquired (in thousands) net of cash:

Receivables	$2,513
Inventory	1,603
Prepaid expenses	4,152
Property, plant and equipment	262,002
Other assets	1,310
Intangible assets
Trade Name	40,600
Customer Loyalty Program	13,250
Goodwill	89,215

Estimated Fair Market Value of liabilities assumed (in thousands):

Accounts payable	$(8,112)
Accrued expenses	(11,582)
Other Liabilities	(500)
Total cash purchase price	$394,451

The purchase price allocation presented above is final as it relates to all amounts except for property, plant and equipment.  The Company is finalizing its review of various valuation data and will record final adjustments to the purchase allocation, if any, in the first quarter of 2008.  Any adjustment to property, plant and equipment would result in an offsetting adjustment to goodwill and an adjustment to depreciation expense.

As further discussed in Note 5, intangible assets presented in the table above reflect the allocation of the purchase price of the Primm assets on April 10, 2007. Due to a continued deterioration in the operating results of the Primm casinos from that date through the date of our annual review of the fair value of the assets acquired on October 31, 2007, management concluded that the assets were impaired and recognized non cash impairment charges of $36.5 million to write down the carrying value of goodwill to its estimated fair value.

Sands Regent Acquisition

On January 3, 2007, the Company completed the acquisition of The Sands Regent (the “Sands Regent Acquisition”), paying approximately $149 million in cash for the outstanding securities of The Sands Regent, the repayment of outstanding debt and related fees. The purchase price allocation is described in the following tables.  Pursuant to the Sands Regent Acquisition, the Company acquired Rail City Casino in Sparks, Nevada, Sands Regency Casino Hotel in Reno, Nevada, Gold Ranch Casino and RV Resort in Verdi Nevada and Dayton Casino and Red Hawk Sports Bar, each in Dayton, Nevada.  The Company used borrowings under its senior credit facility to fund the purchase price of the Sands Regent Acquisition.  The Sands Regent Acquisition was recorded under the purchase method of accounting and the results of operations of the assets of The Sands Regent have been included in the Company’s consolidated results following the date of acquisition. All of the goodwill associated with the Sands Regent Acquisition is included in the “Casino Operations—Nevada” reporting segment.

The allocation of the purchase price for the Sands Regent Acquisition is as follows:

Estimated Fair Market Value of assets acquired (in thousands) net of cash:

Receivables	$4,726
Inventory	600
Prepaid	2,132
Property, plant and equipment	64,888
Intangible assets
Trade Name	14,550
Customer Loyalty Program	11,400
Goodwill	56,467

Estimated Fair Market Value of liabilities assumed (in thousands):

Accounts payable	$(2,150)
Accrued expenses	(3,962)
Total cash purchase price	$148,651

The table below reflects unaudited pro forma consolidated results of the Company as if the Sands Regent Acquisition and the Primm Acquisition had taken place at January 1, 2006 (dollars in thousands).

	Year Ended December 31,
	2006	2007
	(dollars in thousands) (unaudited)
Revenue	$990,433	$924,943
Income (loss) from operations	108,800	(24,593)
Net income (loss)	$29,252	$(133,179)

In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of the earliest period presented.

3.                                      Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2006	2007
Building	$133,867	$411,730
Gaming equipment	116,630	139,212
Furniture, fixtures, and equipment	52,248	81,078
Leasehold improvements	2,001	2,038
Land	19,425	37,528
Barge	17,153	17,160
Construction-in-progress	2,344	10,673
	343,668	699,719
Less accumulated depreciation	(109,153)	(150,710)
	$234,515	$548,709

4.                                      Lease Acquisition Costs

	December 31, 2006		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(dollars in thousands)

Lease Acquisition Costs	$76,272	$43,110	$55,681	$34,130

The aggregate amortization expense for the years ended December 31, 2005, 2006 and 2007 was $10,011,000, $10,272,000 and $9,577,731, respectively.

During 2007, the Company recognized the impairment of two of its route space lease contracts in conjunction with the renegotiation of those contracts in response to the Nevada smoking ban. The gross carrying amount of those leases was $21,643,202 and the accumulated amortization was $ 18,478,502, resulting in a net impairment of $3,165,000.

Estimated amortization expense for the years ended 2008, 2009, 2010, 2011 and 2012 is $7,107,000, $6,640,000, $6,478,000, $760,000 and $269,000, respectively.

5.                                      Goodwill and Other Intangible Assets

SFAS No. 142 requires the Company to test intangibles licenses and other indefinite live intangibles on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value below the amount reflected in the balance sheet.  The annual test, which is performed by the Company as of October 31 in the fourth quarter of each year, requires that the Company compare the carrying amount of the intangibles reflected on the balance sheet to the fair value of the intangibles.

The Company determines the fair value of the intangible license’s within its markets by relying primarily on a discounted cash flow approach.  For purpose of testing the carrying values of its intangible license[s] for impairment, the fair value of intangibles contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average location within a market.  These variables include, but are not limited to: (1) the forecasted earnings growth rate of each market, (2) risk-adjusted discount rate and (3) expected growth rates for perpetuity to estimated terminal values.

SFAS No. 142 also requires the Company to test goodwill at its reporting units within its market segment on a annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of goodwill below the amount reflected in the balance sheet.  The Company performs its annual impairment test as of October 31 in the fourth quarter of each year by comparing the fair value with the amount reflected in the balance sheet.  If the fair value of the goodwill is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and the Company is required to perform a second step of the impairment test.  In the second step, the Company compares the implied fair value of the reporting units goodwill, determined by allocating the reporting units’ fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the amount reflected in the balance sheet.

To determine the fair value, the Company uses an income and/or market approach for each reporting unit.  The market approach compares recent sales and purchase price multiples of similar businesses.  The income approach uses the subject property’s income generated over a specified time and capitalized at an appropriate market rate to arrive at an indication of the most probable selling price.  If actual market conditions are less favorable than those projected by the industry or the Company, or if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s intangibles or goodwill below the carrying amounts of the respective reporting unit, the Company may be required to recognize impairment charges in future periods, which could have a material impact on its consolidated financial condition and results of operations.

On February 2, 2005, the Company acquired the assets of the casino operation located in Osceola, Iowa (the Grace Acquisition).  During 2006, four new casino licenses began operations in the state of Iowa.  Since those new licensees have begun operations, the casino located in Osceola, Iowa (“Lakeside Iowa”) has experienced significant operational challenges and the earnings of this casino have declined significantly.  Fair market values of the Intangibles and goodwill, totaling approximately $122.0 million and $1.2 million respectively, were recorded on our balance sheet and represented a substantial portion of total assets.  The fair value of intangibles and goodwill is dependent on both the future cash flows expected to be generated by the assets and other market conditions that impact the value a willing buyer would pay for such assets.  Due to a continued deterioration in the operations of Lakeside Iowa and management’s belief that the deterioration in operations is likely to continue, the Company recognized a non-cash impairment charge of $33.3 million, which is comprised entirely of impairment to the gaming license to reduce its carrying value to its estimated fair value.  If market conditions and operational performance of Lakeside Iowa were to continue to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the intangibles and goodwill below their adjusted carrying amounts, the Company may be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition and results of operations.

On April 10, 2007, the Company acquired the equity of the Primadonna Company LLC.  Intangibles and goodwill, totaling approximately $53.9 million and $89.2 million, respectively, were recorded as part of the purchase price allocation and represented a substantial portion of total assets.  The fair value of intangibles and goodwill is dependent on both the future cash flows expected to be generated by the assets and other market conditions that impact the value a buyer would pay for such assets.  Subsequent to the purchase of this company, the operating results declined significantly, primarily as a result of economic pressures in Primm’s primary markets in southern California.  At October 31, 2007, (the Company’ annual impairment testing date), the Company recognized a non-cash impairment charge of $36.5 million, which is comprised of $36.5 million in goodwill impairment to reduce the carrying values [of the Primm assets] to their estimated fair values.  If market conditions and operational performance of the Primm Casinos  continue to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the intangibles and goodwill below their adjusted carrying amounts, the Company may be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition and results of operations.

During 2007, the Company acquired the equity of both The Sands Regent and The Primadonna Company LLC.  In connection with these transactions, we recorded significant amounts of intangible assets and goodwill during the year ended December 31, 2007 that are included in the table below as well as the aforementioned impairment charges.

Intangible assets consist of the following (dollars in thousands):

	December 31, 2006		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Amortized intangible assets
Customer Loyalty Programs	$2,900	$1,389	$27,550	$3,612
Non-Competition Agreement	2,180	512	2,180	948
Total	5,080	1,901	29,730	4,560

Unamortized intangible assets
Gaming License Rights	196,800		196,800
Impairment of intangibles	—		(33,300)
Patent applications	240		240
Tradename	—		55,150
Total	$197,040		$218,890

The changes in the carrying amount of goodwill for the year ended December 31, 2007 are as follows:

Balance as of January 1, 2007	$3,255
Goodwill acquired during the year	145,683
Impairment of goodwill	(36,500)
Total	$112,438

License rights are intangible assets acquired from the purchase of gaming entities that operate in gaming jurisdictions where competition is limited, such as states where only a certain number of operators are allowed by law.  Intangible license rights are not currently subject to amortization as we have determined they have an indefinite useful life.

Customer lists are being ratably amortized over an average life of 9.7 years.

Non-competition agreements were entered with certain previous owners and management and are amortized over five years, which is the contractual life of the agreement.

For the year ended December 31, 2007, amortization expense of intangibles was $2,659,000.  The expected annual amortization of those assets for the years ended December 31, 2008, 2009, 2010, 2011 and 2012; the amortization costs will be $2,880,000, $2,216,000, $1,954,000, $1,845,000 and $ 1,719,000, respectively.

6.                                       Other Assets

Other assets consist of the following (dollars in thousands):

	December 31,
	2006	2007
Debt issuance costs, net of accumulated amortization of $4,145, and $7,333, respectively	$10,475	$21,799
Other assets	6,174	6,093
Total	$16,419	$27,892

7.                                      Accrued Expenses

Accrued expenses consist of the following (dollars in thousands):

	December 31,
	2006	2007
Accrued interest	$3,635	$4,562
Progressive jackpot liabilities	2,080	3,003
Accrued payroll and related	4,267	13,312
Slot club point liability	1,201	4,054
Other accrued	4,225	8,015
Total	$15,408	$32,946

8.                                      Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	December 31,
	2006	2007

Revolving credit facility secured by assets of the Company. The draws bear interest at a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The average rate at 12/31/07 was 9.4%. The revolving credit facility matures on June 10, 2009	$95,000	$63,000
Term loan secured by substantially all of the assets of the Company. The term loan bears interest an a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The term loan requires $938 principal payments due quarterly, with the balance payable at maturity. The average rate at 12/31/07 was 9.4%. The term loan matures on January 31, 2011	98,250	371,250
Term loan secured by substantially all of the assets of the Company. The term loan bears interest an a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The term loan requires $938 principal payments due quarterly, with the balance payable at maturity. The average rate at 12/31/07 was 9.4%. The term loan matures on January 31, 2011		59,850
Delay draw term loan secured by substantially all of the assets of the Company. The delay draw term loan bears interest at a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The delay draw term loan requires $812 in principal payments due quarterly for the first five years of such term loan, with the balance payable at maturity. The average rate at December 31, 2007 was 9.4%. The delay draw term loan matures on December 2, 2011		322,563
8 1/8 % senior subordinated notes due June 1, 2012 with interest paid semi-annually on June 1 and December 1, including original issue discount of $1,065	159,221	159,365
7% senior subordinated notes due November 1, 2014 with interest paid semi-annually on May 15 and November 15	170,000	170,000
Notes payable to automobile finance companies secured by vehicles, payable in monthly installments of $10, including interest ranging from 0% to 7.99%	147	42
Total debt	522,618	1,146,070
Less current portion	(1,105)	(7,634)
Total long-term debt	$521,513	$1,138,436

8 1/8% Senior Subordinated Notes

On June 11, 2004, the Company issued (through a private placement) $160 million in 8 1/8% senior subordinated notes due June 1, 2012 (the “8 1/8% notes”).

The proceeds from the 8 1/8% notes, along with the amended credit facility, were used to retire 97% of the outstanding 10 3/4% notes for $242.1 million and to pay a $15.0 million dividend to shareholders. Fees of $4.3 million associated with the 8 1/8% notes and $3.5 million associated with the amended credit facility are included in Other assets at December 31, 2006 and are being amortized over the life of the indebtedness. In connection with the retirement of 97% of the 10 3/4% notes in 2004, the Company recorded a loss on the early retirement of debt of $38.0 million. The loss consisted of $31.3 million in debt prepayment premiums and $6.7 million in unamortized loan fees.

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

In August 2005, the Company filed a Form S-4 registration statement with the SEC for the purpose of effecting the exchange of the 8 1/8% notes for identical notes registered for resale under the federal securities laws. This registration statement became effective in November 2005 and the exchange offer was consummated in December 2005.

7% Senior Subordinated Notes

On November 22, 2004, the Company issued (through a private placement) $170 million in 7% senior subordinated notes due November 15, 2014 (the “7% notes”).

The proceeds from the 7% notes, along with borrowings under the amended credit facility were used to finance the Grace Acquisition in February 2005 (see Note 2).  Fees of $6.2 million associated with the 7% Notes and amended credit facility are included in other assets at December 31, 2006 and are being amortized over the life of the indebtedness.

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

The Company’s senior notes are guaranteed by E-T-T, Inc., Cardivan Company, Corral Coin, Inc., Corral Country Coin, Inc., Corral Coin, Inc., E-T-T Enterprises L.L.C., Market Gaming, Inc., and Flamingo Paradise Gaming, LLC, HGI-Lakeside, HGI-St Jo and HGI-Mark Twain, The Sands Regent and The Primadonna Company LLC (100 percent-owned subsidiaries of Herbst Gaming, Inc.) and Zante, Inc., Last Chance, Inc., California Prospectors, Ltd. (which is a wholly owned subsidiary of Last Chance, Inc.), Plantation Investments, Inc. and Dayton Gaming, Inc. (100 percent-owned subsidiaries of The Sands Regent) (collectively, the “Subsidiary Guarantors”). Condensed consolidating financial information with respect to the Subsidiary Guarantors is not provided because the Company has no independent assets or operations, the Subsidiary Guarantees are full and unconditional and joint and several, and there are no other material subsidiaries of the Company other than the Subsidiary Guarantors.  There are no significant restrictions on the ability of the Company’s Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

Credit Facilities

On January 3, 2007, the Company entered into a second amended and restated credit agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and L/C Issuer, Lehman Commercial Paper, Inc. and Wachovia Bank, National Association, as Syndication Agents, U.S. Bank, National Association, as Documentation Agent and Lehman Brothers Inc. and Wachovia Capital Markets, LLC, as Joint Lead Arrangers and Joint Book Runners as amended by Amendment No. 1 to the Credit Agreement dated August 14, 2007 and Amendment No. 2 to the Credit Agreement dated as if December 14, 2007.

The Credit Agreement was an amendment and restatement of our previous amended and restated Credit Agreement dated as of October 8, 2004.

The Company borrowed $375 million in term loans under the Credit Agreement on January 3, 2007 to finance the Sands Regent Acquisition.  The Company also borrowed $325.0 million in delay draw term loans drew on the revolving credit facility in an amount of $75.0 million to finance the Primm Acquisition.

On December 14, 2007, the Company entered into Amendment No. 2 to the Credit Agreement (the “Amendment”).  The Amendment provided for a waiver from compliance with the financial covenants set forth in the Credit Agreement for the fiscal quarter ended September 30, 2007.  In addition, the Amendment provided for, among other modifications, the following changes to the terms of the Credit Agreement:

•                  the interest rate premium payable in respect of loans available under the Credit Agreement was increased for Eurodollar loans from LIBOR plus 3.50% to LIBOR plus 3.50%, 4.00% or 4.50% depending on the Company’s Senior Debt to EBITDA Ratio (as defined in the Amendment), and was increased for base rate loans from the base rate plus 3.25% to the base rate plus 2.25%, 2.75% or 3.25% depending on the Company’s Senior Debt to EBITDA Ratio;

•                  the definition of EBITDA was modified so that EBITDA will be increased (i) for any period that includes the fiscal year ending December 31, 2007, to the extent of the loss associated with the Company’s previously announced termination of interest rate swap agreements and (ii) for certain fiscal quarters, by amounts equal to the anticipated savings resulting from the Company’s previously announced renegotiation of material route agreements;

•                  the threshold for cash to qualify as “Excess Cash” for purposes of calculating the Total Debt to EBITDA Ratio (as defined in the Credit Agreement) and the Senior Debt to EBITDA Ratio was increased;

•                  $60,000,000 of outstanding revolving loans were converted into term loans and the revolving commitments in respect thereof have been permanently reduced, and additionally the Company further reduced the revolving commitments by an additional $15,000,000, resulting in an aggregate reduction of the revolving commitments under the Credit Agreement from $175,000,000 to $100,000,000;

•                  the Company’s right to request increases to the aggregate revolving commitments and additional term loans was terminated;

•                  the indebtedness and lien covenants were modified to allow the Company to incur up to an additional $275,000,000 of second lien, senior or senior subordinated indebtedness, subject to the terms set forth in the Amendment;

•                  the Senior Debt to EBITDA Ratio and the Total Debt to EBITDA Ratio have each been adjusted for future measurement periods and the Interest Charge Coverage Ratio (as defined in the Amendment) was decreased for future measurement periods;

•                  prior to the issuance of any Qualified Additional Debt Capital (as defined in the Amendment) other than subordinated obligations, the Company agreed to enter into control agreements in respect of substantially all of its deposit, brokerage, or other similar account maintained by the Company or its subsidiaries;

•                  the Company received a waiver of compliance for a specified period of time with the provision of the Credit Agreement requiring that the Company have in place swap contracts on or prior to December 31, 2008 with one or more of the lenders resulting in not less than 50% of its indebtedness for borrowed money having a fixed interest rate;

•                  in addition to any prepayment premiums required by the Credit Agreement, upon any voluntary prepayment of term loans prior to December 15, 2010, the Company will pay an additional premium of 1%, provided that it will not have to pay any such prepayment premiums required under the Credit Agreement for any prepayments that are in an aggregate principal amount not in excess of $275,000,000 and are made on or prior to December 31, 2008 using proceeds of any qualifying additional debt capital or the proceeds of equity securities issued by the Company;

•                  the Company used $25,000,000 of its cash on hand to reduce the outstanding principal balance of the revolving loans; and

•                  after December 31, 2007, cash dividends may be declared and paid only in an aggregate amount not to exceed the Company’s percentage of Excess Cash Flow (as defined in the Amendment) for the preceding fiscal year so long as the Company is in compliance with those financial covenants set forth in the Amendment.

Long-term debt is expected to mature as follows (dollars in thousands):

December 31,
2007

2008	$7,634
2009	7,609
2010	7,600
2011	7,600
2012	166,965
Thereafter	948,662
Total	$1,146,070

9.                                      Asset Retirement Obligation.

The Company has adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the estimated useful life of the related assets.  The Company recognized this obligation in association with a lease for real property in Primm, Nevada, which was a liability assumed under the Primm Acquisition in April 2007. The Company recorded a liability of $0.5 million related to expected costs to return leased land to its original state at the end of the lease agreement (using a 6.7% discount rate and a 3.0% inflation rate). The information below reconciles the value of the asset retirement obligation for the periods presented.

December 31,	2006	2007
Balance, beginning of period	$0	$0
Liabilities incurred	—	500
Accretion expense	—	24
Balance, end of period	$0	$524

10.                               Related-Party Transactions

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

Slot route contract with Terrible Herbst, Inc.

The Company rents space for certain slot machine route operations in convenience stores owned by Terrible Herbst, Inc. (“Terrible Herbst”), a corporation in which the owners of the Company are officers and which is owned by the parent of the Company’s owners.  Rent expense of $5,909,000, $6,623,000 and $6,954,000 was incurred under this agreement for the years ended December 31, 2005, 2006 and 2007, respectively, for the exclusive placement of slot machines in Terrible Herbst convenience store locations.  This contract expires in 2010 but may be extended at the option of the Company for two additional terms of five years.

Other arrangements with Terrible Herbst, Inc.

The Company has entered into a servicing arrangement with Terrible Herbst pursuant to which it provides accounting and administrative services related to the collection of daily deposits from Terrible Herbst convenience stores.  The Company also provides personnel to Terrible Herbst to count, maintain and safeguard large amounts of coin and currency.  Terrible Herbst reimburses the Company’s expenses in providing these services.  Under this servicing arrangement, the Company was paid approximately $205,800 for services rendered for each of the years ended December 31, 2005, 2006 and $246,004 for the Year ended December 31, 2007.

The Company has entered into a nonexclusive trademark and license agreement with Terrible Herbst for the use of the Terrible Herbst brand name and its cowboy logo which extends through 2011.  Subject to mutual consent, the agreement provides for the ability to renew the agreement for two additional successive terms of five years each.  Pursuant to this trademark and license agreement, the Company paid approximately $1,412,000, $1,483,000 and $1,557,064 to Terrible Herbst in the years ended December 31, 2005, 2006 and 2007, respectively.

Lease agreements.

Pursuant to a lease agreement that expires in 2067, including renewal periods, the Company leases the real property on which its corporate headquarters is located from The Herbst Family Limited Partnership II, or Herbst FLP II.  The general partners of the Herbst FLP II are Jerry and Maryanna Herbst.  The lease requires monthly rental payments of $14,416.  In each of 2005, 2006 and 2007, the Company paid $172,992 under this lease.

Pursuant to a lease agreement that expires in 2026, including renewal periods, the Company leases the real property on which Terrible’s Town Casino in Pahrump is located from The Herbst Family Limited Partnership.  The lease requires monthly rental payments of $15,000.  In each of 2004, 2005, the Company paid $150,000 under this lease. During 2006, the company paid $165,000 under this lease.  During 2007, the company paid $180,000 under this lease.

The Company leases land and office space in certain of its facilities to Terrible Herbst under various lease agreements with terms ranging from monthly to 20 years.  Monthly rental income is $29,000.  Under these leases, in 2005 the Company received rental income of $762,000 and in 2006 the Company received rental income of $640,500.  In 2007 the Company received rental income of $348,000.

The Company subleases the real property on which Terrible’s Searchlight Casino in Searchlight is located from Terrible Herbst for $15,000 per month, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2022, with options to renew the lease for five additional successive terms of ten years each.  Terrible Herbst leases that real property from an unrelated third party, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2042, including renewal periods.  In each of 2005, 2006 and 2007, amounts paid under this lease was $180,000.

The Company leases a warehouse located in Las Vegas, Nevada for its employment center and purchasing departments from the Herbst’s Grandchildren’s Trust.  The lease began in November 2002 and requires payments of

$46,500 per month through November 2012.  Rent expense incurred under this lease arrangement was $522,300 for the year ended December 31, 2005, $558,000 during 2006 and $560,500 during 2007.

Future rental income under related-party agreements is as follows (dollars in thousands):

2008	$348
2009	348
2010	348
2011	348
2012	348
Thereafter	1,736
Total	$3,476

Related-party transactions.

Mr. Higgins is the Company’s General Counsel, the General Counsel of Terrible Herbst, Inc. and the brother of Mary E. Higgins, the Company’s Chief Financial Officer.  Mr. Higgins received a salary for services rendered to us in 2005, 2006 and 2007 of $426,763, $625,851 and $$658,694 , respectively.

In 2003, the Company entered into a slot route contract to install, operate and service slot machines at a tavern owned by HIGCO, Inc., a company owned and operated by Mr. Higgins and two of his brothers.  Pursuant to this revenue-sharing contract, HIGCO, Inc. paid the Company $155,804 in 2005, $154,220 in 2006 and $147,524 in 2007.

In 2004, E-T-T entered into a slot route contract with SamCon, Inc., a company owned and operated by Mr. Higgins, to install, operate and service slot machines at a new location.  Terms of this revenue-sharing contract are similar to the terms of the contract the Company entered into with HIGCO in 2003.  Pursuant to this revenue-sharing contract, SamCon, Inc. paid E-T-T $40,800 in 2005, $21,112 in 2006 and $0 in 2007.

In March 2006, E-T-T entered into a slot route contract to install, operate and service slot machines at a tavern owned by Prescott’s Bar LLC, a company owned and operated by Mr. Todd Sosey, the brother-in-law of Troy D. Herbst, one of the owners of the Company. Pursuant to this revenue-sharing contract, Prescott’s Bar LLC paid E-T-T $52,844 in 2006 and $105,665 in 2007.

John N. Brewer, a member of the Company’s board of directors, is a partner with Kummer Kaempfer Bonner & Renshaw.  The Company retained Kummer Kaempfer Bonner & Renshaw as outside legal counsel through December 31, 2004, and Kummer Kaempfer Bonner & Renshaw has received fees for legal services in the amount of $3,500, $5,673 and $5,160 for 2005, 2006 and 2007, respectively.

The balance sheet item “due from related parties” includes receivables of $167,000 and $711,000 at December 31, 2006 and 2007, respectively, from Terrible Herbst, which are non-interest bearing.

The balance sheet item “due from related parties” also includes balances from employees.  These amounts were $1,459,000 and $930,000 for 2006 and 2007, respectively.

Obligations due to related parties at December 31, 2005, 2006 and 2007 consisted of balances due to Terrible Herbst for expenditures made on behalf of the Company, accrued rent, and accrued management fees.  The balances are non-interest bearing and payable on demand.

11.                               Commitments and Contingencies

At December 31, 2007, the Company has non-cancelable location license agreements for space leases at groups of affiliated stores that expire on various dates from 2006 through 2011, with certain options for renewal. Revenues from gaming machines in these stores accounted for approximately 15.9% of the Company’s total revenues for the year ended December 31, 2007.

Future minimum lease payments under non-cancelable operating leases and location license agreements are as follows (dollars in thousands):

2008	59,900
2009	57,443
2010	56,908
2011	37,812
2012	32,613
Thereafter	197,493
Total	$422,170

Rent expense related to non-cancelable leases with terms exceeding one year was  $74,378,000, $74,852,000 and $70,350,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

On February 17, 2006, the Clark County District Court entered judgment of a jury verdict delivered on January 14, 2006 against ETT for $4.1 million in compensatory damages and $10.1 million in punitive damages.  The jury verdict was delivered in connection with an action brought by the family of an individual that alleged that ETT had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from ETT and, while drunk, hit and killed the individual.  The punitive damage award was subsequently lowered to $4.1 million in a post-trial ruling.  The Company believes the award of compensatory and punitive damages against ETT, the liability of ETT, and the amount thereof, is not supportable in either law or in fact and plans to vigorously pursue all appropriate post-trial  and other remedies, including exercising its right to appeal. Based on a review of the legal opinions and facts available to the Company at this time, the Company has not reserved for this lawsuit. The lawsuit is currently on appeal.

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

12.                               DERIVATIVE INSTRUMENTS

We use interest rate swaps to manage the risk related to variable rate of our debt between fixed and variable rate instruments entered into in January 2007.  In the fourth quarter of 2007, we terminated all interest rate swap agreements.  The termination costs were $16,115,000.  As of December 31, 2007, we had no interest rate swap agreements.

During the year we accounted for the derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and all amendments thereto.  SFAS No. 133 requires that all derivative instruments be recognized in the financial statements at fair value.

13.                               Revenue Derived From Major Locations

Route operations revenues at three groups of affiliated store chains in the year ended December 31, 2005 accounted for more than 10 percent of the Company’s total route revenues.

The total of such revenues were approximately $150,933,000 in the year ended December 31, 2005. Each individual store chain included in such affiliated group of store chains has a separate lease with the Company. No one chain accounted for more than 10% in either 2006 or 2007.

14.                               Going Concern

The Company’s route business in Southern Nevada and the results of the Primm Casinos have been adversely affected by the downturn in the economies of Nevada and Southern California, respectively, causing the Company to realize operating losses and impairment charges.

As a result of the default under the credit agreement due to the “going concern” qualification in the opinion of the Company’s independent auditors with respect to the financial statements for the fiscal year ended December 31, 2007, the Company’s lenders could declare an event of default under the credit agreement and require repayment of all outstanding borrowings ($875 million ).  Although the Company is currently in compliance with its financial covenants, it does not expect to remain in compliance throughout 2008.  The Company expects to enter into discussions with its credit agreement lenders to negotiate a forbearance agreement pursuant to which they would agree not to declare, for a specified period of time, an event of default under the credit agreement as a result of the going concern opinion or the probable failure to comply with financial covenants in the future.  The Company has engaged Goldman, Sachs & Co. as its financial advisor to assist us with our evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of the Company’s obligations or a sale of some or all of our businesses.

If the Company is not successful in obtaining a forbearance or entering into a transaction to address its liquidity and capital structure, the lenders under the credit agreement would have the ability to accelerate repayment of all amounts outstanding under the credit agreement ($853 million at March 15, 2008).  If the lenders under the credit agreement were to require repayment of the outstanding borrowings upon a default, the holders of our subordinated indebtedness would have the ability to declare a default, and accelerate repayment of, the subordinated indebtedness ($330 million principal amount at March 15, 2008).  If either the credit agreement indebtedness or the subordinated indebtedness were to be accelerated upon a default, the Company would be required to refinance or restructure the payments on that debt.  If the Company is unable do so, it may be required to seek protection under Chapter 11 of the U. S. Bankruptcy Code.

15.                               Business Segments

The Company operates through two business segments:  slot route operations and casino operations. The slot route operations involve the installation, operation, and service of slot machines at strategic, high traffic non-casino locations, such as grocery stores, drug stores, convenience stores, bars, and restaurants. Casino operations consist of two geographic areas, Nevada and Other States.  The Nevada locations include: Terrible’s Town Casino (Henderson) in Henderson, Nevada, Terrible’s Searchlight Casino in Searchlight, Nevada, Terrible’s Town Casino and Terrible’s Lakeside Casino, both of which are located in Pahrump, Nevada, Terrible’s Hotel & Casino in Las Vegas, Nevada, Rail City Casino in Sparks, Nevada, the Sands Regency Casino Hotel in Reno, Nevada, Terrible’s Gold Ranch Casino and RV Resort in Verdi, Nevada, Terrible’s Dayton Casino and Red Hawk Sports Bar, both located in Dayton, Nevada, and Buffalo Bill’s Hotel and Casino, Primm Valley Resort and Casino and Whiskey Pete’s Hotel and Casino, all located in Primm, Nevada.  Casinos located in other states are Terrible’s Lakeside Casino in Osceola, Iowa, Terrible’s St. Jo Frontier Casino in St. Joseph, Missouri and Terrible’s Mark Twain Casino in La Grange, Missouri. These segments results are regularly provided to the Executive Committee of the Company, who are the chief operating decision makers of the Company.

Revenues and income for these segments are as follows (dollars in thousands):

	Year Ended December 31,
	2005	2006	2007

Net revenues
Slot route operations	$339,178	$346,955	$276,882
Casino operations
Nevada	82,872	82,068	289,058
Other States	108,868	122,364	120,013
Other—non gaming	4,923	10,676	98,987
Total net revenues	$535,841	$562,063	$784,940
Depreciation and amortization
Slot route operations	20,114	21,431	21,979
Casino operations
Nevada	6,359	6,408	22,765
Other States	7,150	9,967	11,316

Other	318	318	345
Total depreciation and amortization	$33,941	$38,124	56,405
Segment EBITDA(2)
Slot route operations	$79,922	75,492	32,796
Casino operations
Nevada	20,281	17,719	43,551
Other states	29,865	34,512	30,268
Other and corporate(1)	(5,182)	(8,405)	(2,700)
Depreciation and amortization	(33,941)	(38,124)	(56,405)
Interest expense, net of capitalized interest (capitalized interest of $102, $873 and $873 respectively)	(36,532)	(39,134)	(85,631)
Loss on impairment of assets	—	—	(72,965)
Change in value of derivatives	—	—	(16,114)
Loss on early retirement of debt	(221)	—	—
Net income (loss)	$50,832	$42,060	$(127,200)

(1)   Represents non-gaming revenues, general and administrative expenses, interest income and loss on lease termination.

(2)   Segment EBITDA is used by management to measure segment profits and losses and consists of income from segment operations plus depreciation and amortization and is calculated before allocation of overhead.

Selected Quarterly Financial Information (Unaudited)
(in thousands)

	Mar. 31	June 30	Sept. 30		Dec. 31		Total
Year Ended December 31, 2007
Net revenues—Route operations	$74,749	$71,720	$66,072		$64,341		$276,882
Net revenues—Casino operations
Nevada	37,814	83,033	89,341		78,870		289,058
Other states	30,465	30,856	30,784		27,908		120,013
Net revenues—Other	7,386	28,615	32,808		30,178		98,987
Operating income	11,464	12,537	10,208	(1)	(61,144	)(2)	(26,935)
Net income	(3,253)	581	(26,682)		(97,846)		(127,200)
Year Ended December 31, 2006
Net revenues—Route operations	$90,858	$86,999	$83,707		$85,391		$346,955
Net revenues—Casino operations
Nevada	21,345	19,999	19,950		20,774		82,068
Other states	30,791	29,511	31,131		30,930		122,363
Net revenues—Other	1,914	2,286	3,309		3,167		10,676
Operating income	26,243	20,655	17,905		15,657		80,460
Net income	17,222	11,286	8,200		5,352		42,060
Year Ended December 31, 2005
Net revenues—Route operations	$81,640	$85,231	$83,719		$88,587		$339,178
Net revenues—Casino operations
Nevada	21,600	20,877	19,425		20,970		82,872
Other states	21,175	29,371	29,602		28,721		108,869
Net revenues—Other	1,140	1,144	1,212		1,427		4,923
Operating income	24,175	23,466	17,065		22,139		86,845
Net income	16,147	14,236	7,574	(3)	12,875		50,832

(1)          Amount includes $3.2 million impairment of lease acquisition costs.

(2)          Amount includes $73.0 million impairment of intangible assets and $16.1 million change in value of derivatives.

(3)          Amount includes $3.4 million loss on retirement of assets

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

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures utilizing criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Conclusion Regarding the effectiveness of disclosure Controls and Procedures

As previously disclosed in our prior public filings, our Chief Executive Officer and Chief Financial Officer identified a material weakness in our internal control for the quarter ended March 31, 2007, which consisted of a failure to have in place sufficient documentation as required by generally accepted accounting principles in order to permit interest rate swaps in the notional amount of $350.0 million to properly qualify as a hedge of a corresponding principle amount under our Credit Agreement. During the fourth quarter of 2007, the Company terminated this interest rate swap. Prior to the institution of any new interest rate swap arrangements, the remediation of this material weakness requires the Company to develop an internal policy regarding hedging transactions that sets forth the required procedures and documentation in order to permit such transactions undertaken by us to qualify for hedge accounting.

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

Based on the evaluation and findings, discussed above the Company’s management concluded that internal controls over financial reporting was effective as of December 31, 2007

There has been no change in our internal controls over financial reporting during the fourth quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

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

Directors and Executive Officers

The following is a list of our directors and executive officers:

Name	Age	Position
Edward J. Herbst	46	Chairman of the Board and Chief Executive Officer
Ferenc Szony	51	President and Chief Operating Officer
Timothy P. Herbst	44	Executive Vice President and Director
Troy D. Herbst	41	Executive Vice President, Secretary, Treasurer and Director
Mary E. Higgins	50	Chief Financial Officer
John N. Brewer	50	Director
John F. O’Reilly	62	Director
Sean Higgins	44	General Counsel

Edward, Timothy and Troy Herbst are brothers.  Timothy and Troy Herbst are members of our Executive Committee and Troy Herbst is a member of our Audit Committee, but they are not involved in day-to-day operations.

Edward J. Herbst has served as the Chief Executive Officer and Chairman of the Board of Directors of our company and its predecessors since their inception in 1987.  Edward oversees all aspects of our business, including gaming route operations, casino operations, new business initiatives and the solicitation of new contracts.  Edward also serves as a Vice President of Terrible Herbst, Inc. and sits as a member of U.S. Bank of Nevada’s advisory board of directors.

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

Ferenc Szony is the newly elected President and Chief Operating Officer of Herbst Gaming, Inc. Mr. Szony was previously the President and Chief Executive Officer of The Sands Regent from 1997 until its acquisition by Herbst Gaming in January 2007. Prior to joining the Sands, Mr. Szony served in several executive positions within the Hilton Hotel Corporation, last serving as President at the Reno Hilton Resort from 1994 to 1997.

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

Sean T. Higgins has served as the Company’s General Counsel since 1993.  He oversees all legal matters for the Company including gaming regulatory matters and governmental affairs.  Prior to joining the Company, Mr. Higgins worked at the law firm of Cohen, Lee & Johnson in Las Vegas.   Mr. Higgins obtained a law degree from Santa Clara University in 1990 and received his undergraduate degree in Business Administration from Southern Methodist University in 1987.  He is licensed to practice law in the States of Nevada and Missouri, as well as, the Ninth Circuit Court of Appeals.

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

Item 11.  Executive Compensation.

Overview of Compensation

The Executive Committee, or Committee, of the Board of Directors has the responsibility for establishing, implementing and monitoring adherence to the Company’s compensation programs.  The Committee’s goal is to provide a compensation package that attracts, motivates and retains executive talent and is designed to align executives’ interest with the Company’s corporate strategies and business objectives.  We refer to our chief executive officer, or CEO, our chief financial officer, or CFO, and our chief operating officer, or COO, as well as the other two individuals included in the Summary Compensation Table, as our “named executive officers” or “NEOs.”  The Committee is comprised of the CEO and two Executive Vice Presidents, all members of which are officers, and the owners, of Herbst Gaming.  The Committee has establishes the compensation for all the NEOs, including the members of the Committee.  (The new employment agreements executed in March 2008 discussed under the heading “Executive Compensation and Bonus Plan” were approved by the entire Board).

We provide compensation to our CEO, CFO and COO primarily through written employment agreements that set forth base compensation, cash bonus, employee benefit plans and perquisites due to such officers.  Prior to this year, our CEO had been employed under an employment agreement entered into in 2001, while our CFO had been employed under an employment agreement that was entered into in 2005.  Our COO was newly appointed to his position in the 2007 fiscal year, upon our completion of the Sands Regent Acquisition.  In March 2008 we entered into new employment agreements with each of our CEO, CFO and COO.

We also have an Executive Officer and Cash Bonus Plan (the “Plan”), which was established in 2001.  This Plan is available to provide additional incentive-based compensation to our Executive Vice Presidents upon the achievement of performance targets should the Committee determine to use it.

Our compensation program is to designed to promote and reward leadership and commitment, in addition to performance improvement, with a focus on growth and productivity to drive financial performance. The main components of our executive compensation program include base salary and broad-based retirement, health and welfare employee benefits, subject to the terms and conditions of each benefit program.  Our compensation program is designed to remain competitive with market practices, which is necessary to attract and retain talented executives. Our compensation program does not include an equity component, as our CEO and two Executive Vice Presidents collectively own all of the outstanding stock of the Company.

Role of the Executive Officers and of the Committee in Determining Compensation

Each year the CEO evaluates the performance of the other NEOs and makes recommendations to the Committee with respect to compensation, including recommendations with respect to base salary levels and targets under the Plan, as applicable.  The Committee takes these recommendations into advisement, but also conducts its own independent review of the CEO and the other NEOs prior to determining base salary increases and target incentive payments.  Moreover, the administration of the Plan and the actual declaration of any cash bonus payments under the Plan must be approved by a committee consisting of not less than two independent directors.

2007 Elements of Executive Compensation

The Company’s 2007 compensation program for executive officers was primarily comprised of a base salary and  employee benefits broadly available to all employees of the Company.

Base Salary

The Company provides our named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year.  Base salaries are essential for the attraction and retention of talented executives and are determined consistent with the factors set forth below.  In determining the base salary amount for each named executive officer, the Committee primarily considers:

•                  industry experience, knowledge and qualifications;

•                  salary levels in effect for comparable positions within the Company’s principal industry marketplace competitors;

•                  internal review of the executive’s compensation, both individually and relative to other officers;

•                  individual performance of the executive;

•                  expected future contributions;

•                  historical compensation;

•                  ability to impact corporate and/or business unit results; and

•                  retention risks.

Prior to the execution of the new employment agreements for our CEO and CFO in March 2008, the employment agreement for the CEO provided for a salary at an annualized rate of $465,000 subject to 5% increases on January 1 of each year during the term of the agreement ($831,991 in 2007).   The CFO’s employment agreement provided for a salary at an annualized rate of $325,625 and $25,000 non-discretionary semi-annual bonuses payable in June and December.  The salary was subject to a 5% increase each year at January 1 for the term of the contract ($366,377 in 2007).   The new employment agreements for our CEO and CFO provide for an annual salary of, respectively, $973,845 and $500,000.  The increase in base salary is due to a recognition of the long-time dedication, service, leadership and direction provided to the Company during the past 8 years.

Other Elements of Compensation

In order to attract, retain and pay market levels of compensation, we aim to provide benefits to our NEOs that are consistent with market practices and include broad-based retirement, health and welfare employee benefits, subject to the terms and conditions of each benefit program.  Our NEOs are eligible to participate in these benefits on the same basis as other full-time employees.  In addition, the Company provides each NEO with an automobile.  The value of the automobile is shown in the “All Other Compensation” column in the Summary Compensation Table on page [81].

Severance Benefits

Each employment agreement for the named executive officers provides that in the event that we choose to terminate the executive’s employment for any reason other than Cause, the executive will receive a severance payment equal to one year’s salary.  “Cause” is defined as: (i) the conviction of, or judgment against, the Executive by a civil or criminal court of competent jurisdiction for a felony or any other offense involving embezzlement or misappropriation of funds, or any act of moral turpitude, dishonesty or lack of fidelity; (ii) the indictment of the Executive by a state or federal grand jury of competent jurisdiction or the filing of a criminal complaint or information, for a felony or any other offense involving embezzlement or misappropriation of funds, or any act of moral turpitude, dishonesty or lack of fidelity; (iii) the confession by the Executive of embezzlement or misappropriation of funds, or any act of moral turpitude, dishonesty or lack of fidelity; (iv) the payment (or, by the operation solely of the effect of a deductible, the failure of payment) by a surety or insurer of a claim under a fidelity bond issued for the benefit of the Company reimbursing the Company for a loss due to the wrongful act, or wrongful omission to act, of the Executive; (v) the denial, revocation or suspension of a license, qualification or certificate of suitability to the Executive by any of the Gaming Authorities; and (vi) any action or failure to act by the Executive that the Company reasonably believes, as a result of a communication or action by the Gaming Authorities or on the basis of consultations with its gaming counsel and/or other professional advisors, will likely cause any of the Gaming Authorities to:  (A) fail to license, qualify and/or approve the Company to own and operate a gaming business; (B) grant any such licensing, qualification and/or approval only upon terms and conditions that are unacceptable to the Company; (C) significantly delay any such licensing, qualification and/or approval process; or (D) revoke or suspend any existing license.

Executive Compensation and Bonus Plan

Our board of directors has adopted the Executive Compensation and Bonus Plan for our executive officers who are also stockholders (our CEO and two Executive Vice Presidents).  Any payments to be made under this plan must be approved by our independent directors.  Commencing with calendar year 2003 and each succeeding calendar year, the maximum aggregate amount of annual compensation and cash bonuses increases by 5%.  To date, there have been no cash bonuses paid to the executive officers under this plan.  If any cash bonus plan is implemented it will be administered by our independent directors.

Equity Compensation

The Company does not make equity awards to its NEOs.

CEO Employment Agreement

On August 1, 2001, we entered into an employment agreement with Edward J. Herbst, our Chairman, Chief Executive Officer and President, in which we agreed to pay him annual base compensation of $465,000, which may be increased annually by five percent.  This agreement commenced on August 1, 2001.  The initial term ended July 31, 2006, and the agreement automatically was renewed for a one-year period.  For fiscal year 2007, Mr. Herbst’s annual base salary was $831,991.

In March of 2008, we entered into a new employment agreement with Mr. Herbst.  In Mr. Herbst’s new agreement, we agreed to pay an annual base salary of $973,845, which may be increased annually by five percent.  Mr. Herbst’s contract expires on December 31, 2009.

Employment Agreements of Other Named Executive Officers

In January 2005, we entered into an employment agreement with Mary E. Higgins, our Chief Financial Officer, in which we agreed to pay her an annual base salary of $325,625 plus a non-discretionary bonus of $50,000 per year (in equal semi-annual installments).  That agreement terminates on December 31, 2008.  In March 2008, we entered into new employment agreement with Ms. Higgins.  In Ms. Higgins’ new agreement, we agreed to pay annual base salary of $500,000, plus a discretionary bonus of up to 30% of her salary per year.  Ms. Higgins’ contract expires on December 31, 2009.

In addition, we entered into an employment agreement with Ferenc Szony, our President and COO in March 2008.  His employment agreement provides for an annual base salary of $500,000, which may be increased annual by five percent, and expires on December 31, 2009.  Both Ms. Higgins’ and Mr. Szony’s agreements automatically renew for successive one-year periods unless sooner terminated or unless either party to the respective agreements notifies the other in writing at least 60 days prior to the date the respective agreement is scheduled to expire.  Each employment agreement provides that in the event that we choose to terminate the executive’s employment for any reason other than Cause (as defined above), the executive will receive a severance payment equal to one year’s salary.  The employment agreements with these executives also contain a covenant to protect confidential information.

FISCAL YEAR 2007 SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation awarded, paid to or earned by the Company’s Chief Executive Officer, Chief Financial Officer and the next three most highly compensated executive officers during 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	All Other Compensation ($)(2)	Total ($)
Edward J. Herbst, Chairman, Chief Executive Officer and President	2007	$831,991	—	$3,433,333	$4,265,324

Mary Higgins, Chief Financial Officer	2007	$366,377	$275,000	—	$641,377

Tim Herbst Executive Vice President	2007	$427,140	—	$3,433,333	$3,860,473

Troy Herbst Executive Vice President	2007	$427,810	—	$3,433,333	$3,861,143

Michael Puggi Regional General Manager	2007	$399,491	$2,068,797	—	$2,378,426

(1)                                  Represents bonus payments made to Ms. Higgins and Mr. Puggi under the terms of their employment contracts, as well as a $2,059,935 signing bonus paid to Mr. Puggi upon the completion of the Primm Acquisition.

(2)                                  Represents the value of distributions made to owners.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

As described in the sections entitled “Severance Benefits,” “CEO Employment Agreement” and “Employment Agreements of other Named Executive Officers,” the employment agreement agreements with each of Mr. Herbst, Ms. Higgins and Mr. Szony provide for severance payments equal to one years’ base salary in the event of termination of employment by the Company without Cause (as defined above on page [77]).  Accordingly, upon a termination without Cause on December 1, 2007, Mr. Herbst, Ms. Higgins and Mr. Szony would have been entitled to receive the following amounts, respectively:  $927,472, $409,000, and $0.  All other amounts payable or other benefits (such as accrued vacation, vested amounts payable under the Company’s 401(k) plan, etc.) are the same as for other salaried employees.

FISCAL YEAR 2007 DIRECTOR COMPENSATION

The following table provides information related to the compensation of our non-employee directors during fiscal 2007.

Name	Fees Earned or Paid in Cash ($)		Total ($)
John F. O’Reilly	$35,000	(1)	$35,000
John N. Brewer	$39,500	(2)	$39,500

(1)                                  $30,000 of this amount was for attendance at 2 Board meetings.

(2)                                  $30,000 of this amount was for attendance at 2 Board meetings and $4,500 of this amount was for meetings of the audit committee.

Directors who are employees of the Company do not receive any additional compensation for their services as a director.  Our independent directors will receive compensation in the amount of $25,000 per year for serving on our board and in addition will receive $5,000 per board meeting attended and $1,500 per committee meeting attended, and are reimbursed for expenses incurred in attending board or committee meetings and while representing the Company in conducting certain business.

Compensation Committee Interlocks and Insider Participation

Relationships and Independence of the Compensation Committee Members

During the fiscal year ended December 31, 2007, Edward Herbst, Timothy Herbst and Troy Herbst were members of the Executive Committee of our board of directors.  Our executive compensation is determined by the Executive Committee, all members of which are officers, and the owners, of Herbst Gaming.

Compensation Committee Report

The Compensation Committee reviewed the Compensation Discussion and Analysis and discussed its contents with Company management.  Based on the review and discussions, the Committee has recommended that this Compensation Discussion and Analysis be included in this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The securities entitled to vote consist of shares of our common stock, no par value, with each share entitling its owner to one vote.  Common stock is the only outstanding class of voting securities authorized by our articles of incorporation.  The number of outstanding shares of common stock as of December 31, 2007 was 300.

Name and Address(1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Shares
Edward J. Herbst (2)	100	33 1/3%
Timothy P. Herbst (2)	100	33 1/3%
Troy D. Herbst (2)	2100	33 1/3%
John N. Brewer	—	—
Mary E. Higgins	—	—
John F. O’Reilly	—	—
All executive officers and directors as a group (6 persons)	300	100.0%

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

Slot route contract with Terrible Herbst, Inc.  We rent space for certain slot machine route operations in convenience stores owned by Terrible Herbst, Inc., a corporation in which our owners are officers and which is owned by the father of our owners.  Rent expense of $5,909,000, $6,623,000 and $6,954,000 was incurred under this agreement for the years ended December 31, 2005, 2006 and 2007, respectively, for the exclusive placement of slot machines in Terrible Herbst convenience store locations.  This contract expires in 2010 but may be extended at our option for two additional terms of five years.

Other arrangements with Terrible Herbst, Inc. We have also entered into a servicing arrangement with Terrible Herbst pursuant to which we provide accounting and administrative services related to the collection of daily deposits from Terrible Herbst convenience stores.  We also provide personnel to Terrible Herbst to count, maintain and safeguard large amounts of coin and currency.  Terrible Herbst reimburses our expenses in providing these services.  Under this servicing arrangement, we were paid approximately $205,800 for services rendered for each of the years ended December 31, 2005 and 2006 and $246,004 in 2007.

We have entered into a nonexclusive trademark and license agreement with Terrible Herbst for the use of the Terrible Herbst brand name and its cowboy logo which extends through 2011.  Subject to mutual consent, the agreement provides for the ability to renew the agreement for two additional successive terms of five years each.  Pursuant to this trademark and license agreement, we paid approximately $1,412,000, $ 1,483,000 and $1,557,064 to Terrible Herbst in the years ended December 31, 2005, 2006 and 2007, respectively.

Lease agreements.  Pursuant to a lease agreement that expires in 2067, including renewal periods, we lease the real property on which our corporate headquarters is located from The Herbst Family Limited Partnership II, or Herbst FLP II.  The general partners of the Herbst FLP II are Jerry and Maryanna Herbst.  In each of 2005, 2006 and 2007 we paid $172,992 under this lease.

Pursuant to a lease agreement that expires in 2026, including renewal periods, we lease the real property on which Terrible’s Town Casino in Pahrump is located from The Herbst Family Limited Partnership.  The lease requires monthly rental payments of $15,000.  In 2005, we paid $150,000 under this lease and in 2006 we paid $165,000 under this lease.  In 2007, we paid $180,000 under this lease.

We lease land and office space in certain of our facilities to Terrible Herbst under various lease agreements with terms ranging from month-to-month to 20 years.  Monthly rental income is $63,500.  In 2005, we received rental income of $762,000 under these leases. In 2006 we received rental income of $641,000 under these leases.  In 2007 we received rental income of $348,000 under these leases.

We lease the real property on which Terrible’s Searchlight Casino in Searchlight is located from Terrible Herbst for $15,000 per month, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2022, with options to renew the lease for five additional successive terms of ten years each.  Terrible Herbst leases that real property from an unrelated third party, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2042, including renewal periods.  In each of 2005, 2006 and 2007, we paid $180,000 under this lease.

We lease a warehouse located in Las Vegas, Nevada for our employment center and purchasing departments from the Herbst’s Grandchildren’s Trust.  The lease began in November 2002 and requires payments of

$46,500 per month through November 2012.  In 2005, we incurred rent expense of $522,300 under this lease. In 2006 this expense was $558,000, while in 2007 it was $560,500.

Related-party transactions.  Mr. Higgins is our general counsel, the general counsel of Terrible Herbst and the brother of Mary E. Higgins, our chief financial officer.  Mr. Higgins received a salary for services rendered to us in 2005, 2006 and 2007 of $426,763, $625,851 and $658,694, respectively.

In 2003, we entered into a slot route contract to install, operate and service slot machines at a tavern owned by HIGCO, Inc., a company owned and operated by Mr. Higgins and two of his brothers, G. Michael Higgins and Kevin J. Higgins.  Pursuant to this revenue-sharing contract, HIGCO, Inc. paid us $155,804 in 2005, $154,220 in 2006 and $147,524 in 2007.

In 2004, ETT entered into a slot route contract with SamCon, Inc., a company owned and operated by Mr. Higgins, to install, operate and service slot machines at a new location.  Terms of this revenue-sharing contract are similar to the terms of the contract we entered into with HIGCO in 2003.  Pursuant to this revenue-sharing contract, SamCon, Inc. paid ETT $40,800 in 2005, $21,112 in 2006 and $0 in 2007.

In 2005, ETT entered into a slot route contract to install, operate and service slot machines at a tavern owned by Prescott’s Bar LLC, a company owned and operated by Mr. Todd Sosey, the brother-in-law of Troy D. Herbst, one of the owners of the Company.  Pursuant to this revenue-sharing contract, Prescott’s paid ETT $0 in 2005, $52,844 in 2006 and $105,665 in 2007.

The amount due from related party balance includes $1,459,000 and $930,000 due from employees at December 31, 2006 and 2007, respectively.

John N. Brewer, a member of our board of directors, is a partner with Kummer Kaempfer Bonner & Renshaw.  We retained Kummer Kaempfer Bonner & Renshaw as outside legal counsel through December 31, 2004, and Kummer Kaempfer Bonner & Renshaw has received fees for legal services in the amount of $3,500, $5,673 and $5,160 for 2005, 2006 and 2007, respectively.

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

Item 14.  Principal Accountant Fees and Services.

The aggregate accounting fees billed and services provided by our principal accountants for the years ended December 31, 2006 and 2007 are as follows:

	2006	2007
Audit fees(1)	$309,000	$497,074
Audit-related fees(2)	61,700	714,250
Tax fees	—	—
All other fees	—	55,236
Total fees	$370,700	1,266,560

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

(a)                                  Financial Statements

1.                                       List of Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets As of December 31, 2006 and 2007

Consolidated Statements of Operations For the years ended December 31, 2005, 2006 and 2007

Consolidated Statements of Stockholders’ Equity (Deficiency) For the years ended December 31, 2005, 2006 and 2007

Consolidated Statements of Cash Flows For the years ended December 31, 2005, 2006 and 2007

Notes to Consolidated Financial Statements

2.                                       Financial Statements Schedules

All schedules are omitted given the absence of conditions under which they are required to be included or because the required information is included in the financial statements or notes thereto.

(c)                                  Exhibits

Index No.	Description

2.1(3)	Asset Purchase Agreement between Anchor Coin and Herbst Gaming, Inc. and Market Gaming, Inc. and E-T-T, Inc. dated as of November 21, 2002.

2.2(3)	First Amendment to Asset Purchase Agreement by and among Anchor Coin and Herbst Gaming, Inc. and Market Gaming, Inc. and E-T-T, Inc. dated as of January 14, 2003.

2.3(5)	Asset Purchase and Sale Agreement, dated July 20, 2004, made by and between Mark Twain Casino, L.L.C. and Herbst Gaming, Inc.

2.4(5)	Asset Purchase and Sale Agreement, dated July 20, 2004, made by and between St. Joseph Riverboat Partners and Herbst Gaming, Inc.

2.5(5)	Asset Purchase and Sale Agreement, dated July 20, 2004, made by and between Southern Iowa Gaming Company and Herbst Gaming, Inc.

2.6(7)	Amendment to Asset Purchase and Sale Agreement, made by and between Mark Twain Casino, L.L.C. and Herbst Gaming, Inc. dated as of December 2004.

Index No.	Description

2.7(7)	Amendment to Asset Purchase and Sale Agreement, made by and between St. Joseph Riverboat Partners and Herbst Gaming, Inc. dated as of December 2004.

2.8(7)	Amendment to Asset Purchase and Sale Agreement, made by and between Southern Iowa Gaming Company and Herbst Gaming, Inc. dated as of December 2004.

2.9(7)	Second Amendment to Asset Purchase and Sale Agreement made by and between Southern Iowa Gaming Company and Herbst Gaming, Inc., dated as of January 25, 2005.

2.10(9)	Agreement and Plan of Merger, dated as of May 16, 2006, by and among The Sands Regent, Herbst Gaming, Inc. and HGI-Casinos, Inc.

2.11(10)	Amendment No. 1 to the Agreement and Plan of Merger among The Sands Regent, Herbst Gaming, Inc. and HGI-Casinos, Inc. dated as of August 24, 2006

2.12(11)	Purchase Agreement, dated as of October 31, 2006, by and among New York-New York Hotel & Casino, LLC, PRMA Land Development Company, The Primadonna Company LLC, and Herbst Gaming, Inc.

3.1(1)	Articles of Incorporation of Herbst Gaming, Inc.

3.2(2)	By-laws of Herbst Gaming, Inc.

4.1(6)	Indenture dated November 22, 2004 by and among Herbst Gaming, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee, relating to 7% Senior Subordinated Notes due 2014.

4.2(6)	Specimen Form of 7% Senior Subordinated Notes due 2014 (included as part of the Indenture at Exhibit 4.1).

4.3(5)	Indenture dated June 11, 2004 by and among Herbst Gaming, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee, relating to 8 1/8% Senior Subordinated Notes due 2012.

10.1(1)	Trademark License Agreement dated August 24, 2001 by and between Herbst Gaming, Inc. and Terrible Herbst, Inc.

10.2++ (5)	Gaming Devices License Agreement dated October 26, 2004 by and between The Vons Companies, Inc. and Market Gaming, Inc.

10.3(1)	Letter Agreement dated May 31, 2006 among Albertson’s, Inc., SUPERVALU, Inc., AB Acquisition LLC and Cardivan Company.

10.4++(1)

Gaming License Agreement dated as of June 2, 2006 among Cardivan Company, Nevada CVS Pharmacy, L.L.C., Henderson CVS, L.L.C., Desert Eastern CVS, L.L.C., Maryland Parkway CVS, L.L.C., CVS 2989 Las Vegas, L.L.C. and Senip CVS, L.L.C.*

Index No.	Description

10.5+(1)	License Agreement dated April 24, 1997 between American Drug Stores, Inc. and Cardivan Company.

10.6+(1)	License Agreement dated April 24, 1997 between American Drug Stores, Inc. and Corral United, Inc. II-13

10.7+(1)	License Agreement dated March 12, 1999 between Rite Aid Corporation and Cardivan Company.

10.8+(1)	First Amendment to Cardivan License Agreement dated March 27, 2000 between Rite Aid Corporation and Cardivan Company.

10.9+(1)	License Agreement dated March 12, 1999 between Rite Aid Corporation and Corral Coin, Inc.

10.10+(1)	First Amendment to Corral Coin License Agreement dated March 27, 2000 between Rite Aid Corporation and Corral Coin, Inc.

10.11+(1)	Gaming Devices License Agreement dated December 20, 1999 by and between Terrible Herbst, Inc. and E-T-T, Inc.

10.12(1)	Amendment to Gaming Device License Agreement dated May , 2001 by and between E-T-T, Inc. and Terrible Herbst, Inc.

10.13+(1)	Agreement dated May 1, 1998 by and between Kmart Corporation and Cardivan Company.

10.14+(1)	License Agreement dated April 24, 1997 between Lucky Stores, Inc. and Cardivan Company.

10.15+(4)	Lease and Sublease Agreement dated July 28, 1993, by and between Smith’s Food & Drug Centers, Inc. and Anchor Coin, as amended.

10.16(4)	Hold Harmless Agreement dated as of September 2, 1993 executed by Anchor Coin in favor of Smith’s Food & Drug Centers, Inc.

10.17+(4)	Letter Agreement and Consent to Assignment dated January 16, 2003.

10.18(1)	Lease Agreement dated July 1, 1997 by and between The Herbst Family Limited Partnership II and E-T-T Enterprises, L.L.C.

10.19(1)	Lease Agreement dated July 1, 1996 by and between The Herbst Family Limited Partnership and E-T-T, Inc.

10.20(1)	Lease extension dated April 30, 2001 between The Herbst Family Limited Partnership and E-T-T, Inc.

10.21(1)	Lease dated September 3, 1993 between The 1993 Samuel Josephson Revocable Family Trust and Phoenix Associates.

10.22(1)	Agreement for Sale dated August 1, 1995 between Phoenix Associates and Market Gaming, Inc.

Index No.	Description

10.23(4)	Lease Agreement dated November 27, 2002 by and between Herbst Grandchildren’s Trust and Herbst Gaming, Inc.

10.24(4)	Lease dated June 2002 by and between Centennial Acquisitions, LLC and Terrible Herbst, Inc.

10.25(4)	Amendment to Lease dated July 30, 2002 by and between Centennial Acquisitions, LLC and Terrible Herbst, Inc.

10.26(4)	Lease Agreement dated July 1, 2002 by and between Terrible Herbst, Inc. and E-T-T, Inc.

10.27(18)	Employment Agreement with Edward J. Herbst dated March 7, 2008.

10.28(18)	Employment Agreement with Mary E. Higgins dated March 7, 2008.

10.29(1)	Form of Executive Compensation and Bonus Plan.

10.30(4)	Code of Ethics.

10.31(13)	Second Amended and Restated Credit Agreement dated as of January 3, 2007 by and among Herbst Gaming, Inc., Bank of America, N.A., as administrative agent and the other lending parties thereto.

10.32 (14)	Gold Ranch Casino Lease, dated as of December 27, 2001, by and between Last Chance, Inc., Prospector Gaming Enterprises, Inc. and Target Investments, L.L.C.

10.33 (14)

Option to Purchase the Gold Ranch Casino Property and Improvements, The Leach Field Property, the Frontage Parcel, the California Lottery Station and the California Lottery Property, and the Right of First Refusal, dated as of December 27, 2001, by and among Prospector Gaming Enterprises, Inc., Target Investments, L. L. C. and Last Chance, Inc.

10.34 (15)

Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of August 14, 2007 with reference to the Second Amended and Restated Credit Agreement dated as of January 3, 2007 among Herbst Gaming, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent

10.35 (16)

Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of December 14, 2007 with reference to the Second Amended and Restated Credit Agreement dated as of January 3, 2007 among Herbst Gaming, Inc., the lenders referred to therein, and Bank of America, N.A., as administrative agent

10.36 (17)

Amendment to Gaming Device License Agreement dated as of September 30, 2007, between Market Gaming, Inc. (“MGI”) and Safeway, Inc. to the Gaming Device License Agreement between MGI and Safeway, Inc. dated as of October 25, 2004

Index No.	Description

10.37 (17)

Amendment to Gaming Device License Agreement dated as of September 30, 2007, between MGI and The Vons Companies, Inc. to the Gaming Device License Agreement between MGI and The Vons Companies, Inc. dated as of October 25, 2004

10.38 (17)

Gaming License Agreement dated as of September 30, 2007 among Cardivan Company (“Cardivan”), Nevada C.V.S. Pharmacy, L.L.C., Henderson CVS, L.L.C., Desert Eastern, CVS, L.L.C., Maryland Parkway CVS, L.L.C., CVS 2989 Las Vegas, L.L.C. and Senip CVS L.L.C.

10.39 (17)	Gaming License Agreement dated as of October 22, 2007 between Cardivan and New Albertson’s, Inc.

10.40 (17)	Gaming License Agreement dated as of August 24, 2007 between Cardivan and SaveMart Supermarkets dba Albertson’s

10.41 (17)	Gaming License Agreement dated as of July 1, 2007 among Cardivan, RITE AID HDQTRS. CORP., and Thrifty Payless Corp.

10.42(18)	Employment Agreement with Ferenc Szony, dated March 7, 2008.

10.43*	Shared Services Agreement dated as of January 1, 2008 between Herbst Gaming, Inc. Berry-Hinckley Industries and Terrible Herbst, Inc.

10.44*	Advertising Purchasing Agreement dated as of March 1, 2008 between Herbst Gaming, Inc. and Terrible Herbst, Inc.

10.45*	Master ATM Agreement dated as of March 1, 2008 by and between E-T-T, Inc. and Terrible Herbst, Inc.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21.1(19)	Subsidiaries of Herbst Gaming, Inc.

31.1*	Certification of Edward J. Herbst under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Edward J. Herbst under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Edward J. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(14)                                                    Incorporated herein by reference from our annual report on Form 10-K filed with the SEC on April 2, 2007.

(15)                                                    Incorporated herein by reference from our current report on Form 8-K filed with the SEC on August 17, 2007.

(16)                                                    Incorporated herein by reference from our current report on Form 8-K filed with the SEC on December 20, 2007.

(17)                                                    Incorporated herein by reference from our current report on Form 8-K filed with the SEC on November 7, 2007.

(18)                                                    Incorporated herein by reference from our current report on Form 8-K filed with the SEC on March 11, 2008.

(19)                                                    Incorporated herein by reference from our annual report on Form 10-K filed with the SEC on April 2, 2007.

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

NAME	TITLE	DATE

/s/ Edward J. Herbst	Chairman of the Board, Chief Executive	March 31, 2008
Edward J. Herbst	Officer and President (Principal Executive Officer)

/s/ Mary E. Higgins	Chief Financial Officer (Principal	March 31, 2008
Mary E. Higgins	Financial and Accounting Officer

/s/ Timothy P. Herbst	Executive Vice President and Director	March 31, 2008
Timothy P. Herbst

/s/ Troy D. Herbst	Executive Vice President, Secretary,	March 31, 2008
Troy D. Herbst	Treasurer and Director

/s/ John N. Brewer	Director	March 31, 2008
John N. Brewer

/s/ John F. O’Reilly	Director	March 31, 2008
John F. O’Reilly