Form 10-K/A
period 2007-12-31
HERBST GAMING INC
filed 2008-04-01
CIK 1160294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A of Herbst Gaming, Inc. (the “Company”) for the fiscal year ended December 31, 2007 is being filed to correct certain information on Form 10-K that was filed inadvertently by the Company’s financial printer prior to the Form 10-K being finalized.  This Amendment No. 1 contains a correction of certain typographical errors and  page number cross-references, and corrected final information in the following Items:

•      Reclassifications of certain 2005 historical revenue:  As indicated in the Form 10-K, certain prior period information was reclassified .  Corrected 2005 revenue information is included in Part I, Item 1, Business, Part II, Item 6, Selected Financial Data and Part II, Item 8, Financial Statements and Supplementary Data (Note 1).

•      Part I, Item 1B, Unresolved Staff Comments

•      Part I, Item 1A, Risk Factors (see “If interest rates rise, the amount of interest paid by us under our credit facility will increase.”)

•      Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (see “Year 2007 Compared to Year 2006  — Casino Operations,”  “Year 2006 Compared to Year 2005  — Casino Operations,” and “Liquidity and Capital Resources”)

•      Part II, Item 8, Financial Statements and Supplementary Data (see Note 1 — Reclassifications, Note 5—Goodwill and Other Intangibles, Note 14 — Going Concern, and to include the signed Report of Deloitte & Touche LLP our independent registered public accounting firm)

•      Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Terrible’s Gold Ranch Casino and RV Resort

Gold Ranch offers approximately 235 slot machines in an 8,370 square foot casino, a sports book operated by a third party, a family-style restaurant, a Jack-in-the-Box restaurant leased to and operated by a third-party, a bar, a 105-space RV park, a California lottery station, a gas station and a convenience store. Gold Ranch’s guests include both tourists and local residents with local residents generating over half of the property’s casino patronage, and attempts to attract local residents through mid-week promotions geared toward enhancing local play mainly through lottery, casino, and restaurant programs. Tourist programs emphasize the RV Park, casino and restaurant cross-promotions. Gold Ranch attempts to attract as much traffic as possible off Interstate 80, the major Nevada/California thoroughfare.  We lease the real property on which the Gold Ranch is located. The real property lease has a twenty-year term with four five-year extension options ending in 2042. We possess the option to purchase the real property on which the Gold Ranch business assets are located.

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

	Years Ended December 31,
	2005(1)		2006		2007(2)
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenues:
Route operations(3)	$339,401	63.2%	$347,041	61.7%	$276,946	35.3%
Casino operations(3)
Nevada	95,400	17.8	95,614	17.0	331,593	42.2
Other states	117,774	21.9	141,435	25.1	141,655	18.0
Other	4,923	1.1	10,676	2.0	98,987	12.6
Total revenues	557,498	104.0	$594,766	105.8	$849,181	108.1
Less promotional allowances(3)	(21,657)	(4.0)	(32,703)	(5.8)	(64,241)	(8.1)
Total net revenues	$535,841	100.0%	$562,063	100.0%	$784,940	100.0%

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

The interest on revolving borrowings and on the term loan under our credit facility in effect as of December 31, 2007 is based on a floating rate (a base rate or LIBOR, at our option), plus a leverage grid-based variable amount.  At December 31, 2007, the principal amount of the borrowings under such credit facility was approximately $816.7 million.  We cannot predict the interest rate environment or guarantee that interest rates will not rise in the near future. Consequently, a hypothetical 1.0% increase in LIBOR would result in an approximately $8.2 million annual increase in interest expense.  Should interest rates rise significantly, our ability to satisfy our obligations under the instruments governing our outstanding indebtedness will be adversely affected.

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

The valuation and allocations for the Primm Acquisition and Sands Regent Acquisition included in this filing are final as to all amounts except for property, plant and equipment.  The Company is finalizing its review of various valuation data and will record final adjustments to the purchase allocation, if any, in the first quarter of 2008.  Any adjustment to property, plant and equipment would result in an offsetting adjustment to goodwill and an adjustment to depreciation expense.

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

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Income statement data:
Revenues
Route operations	$241,833	$293,244	$339,401	$347,041	$276,946
Casino operations
Nevada	78,342	91,254	95,400	95,614	331,517
Other states			117,774	141,435	141,731
Other operations	3,049	3,628	4,923	10,676	98,987
Total revenues	323,224	388,126	557,498	594,766	849,181
Promotional allowances—route	(371)	(376)	(223)	(86)	(64)
Promotional allowances—casino	(10,878)	(12,138)	(21,434)	(32,617)	(64,177)
Net revenues	311,975	375,612	535,841	562,063	784,940
Costs of revenues:
Route operations	192,757	227,929	258,114	271,463	244,086
Casino operations
Nevada	51,142	56,331	59,125	64,349	245,507
Other states	—	—	79,239	87,852	89,745
Other operations
Depreciation and amortization	22,789	25,407	33,941	38,124	56,405
General and administrative	12,514	14,366	15,217	13,324	22,983
Other				6,491	80,184
Loss on impairment of assets	—	—	3,360	—	72,965
Loss on lease termination	—	600	—	—	—
Total costs and expenses	279,202	324,633	448,996	481,603	811,875
Income from operations	32,773	50,979	86,845	80,460	(26,935)
Interest income	228	353	740	734	1,481
Interest expense	(24,525)	(22,109)	(36,532)	(39,134)	(85,631)
Change in value of derivative instruments	—	—	—	—	(16,115)
Loss on early retirement of debt(1)	(267)	(37,991)	(221)	—	—

Net income (loss)	$8,209	$(8,768)	$50,832	$42,060	$(127,200)

Year Ended December 31,
2003	2004	2005	2006	2007
(in thousands, except ratios)
Other data:
Route EBITDA(2)(3)	$48,705	$64,939	$79,922	$75,492	$32,796
Casino EBITDA(2)(4)
Nevada(4)	$16,322	$22,785	$20,281	$17,719	$43,551
Other states(4)	—	—	$29,865	$34,512	$30,268
Net cash provided by operating activities	$34,997	$50,010	$92,204	$81,493	$4,273
Net cash used in investing activities	$(74,724)	$(17,009)	$(309,172)	$(79,758)	$(574,128)
Net cash provided by (used in) financing activities	$38,722	$51,141	$152,645	$(9,944)	$598,495
Capital expenditures	15,117	15,229	43,893	66,622	32,418
Ratio of earnings to fixed charges(5)	1.3	x	2.3	x	2.4	x	2.0	x	0.5	x

	December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$54,030	$138,172	$73,849	$65,540	$94,282
Total assets	$237,068	$318,431	$534,930	$568,450	$1,080,385
Total debt(6)	$215,269	$333,412	$500,593	$522,618	$1,146,070
Stockholders’ equity (deficiency)	$1,554	$(30,764)	$7,981	$18,771	$(118,729)

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

Route operating costs were $244.1 million, or 88%, of route revenues for the year ended December 31, 2007.  This compares to $270.1 million, or 78%, of route revenues for the same period in 2006.  The decrease in route operating expenses was primarily associated with the lower revenues at our participation locations, which provide for a decrease in revenue share costs in conjunction with revenue decline. We typically enter into fixed space leases with our chain store customers, which do not provide for a decrease in our lease payments if revenue declines. However, many of our larger space lease contracts provided for an adjustment of lease payments if a smoking ban were to occur.  We renegotiated substantially all of these larger space lease contracts in the third quarter, resulting in an annual reduction of lease payments of approximately $20.0 million in 2007. The reductions applicable to 2007 were approximately $8.2 million. In connection with these renewals, the average duration of larger space lease contracts was increased from approximately two years to four years.

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

Casino Operations

	Year ended December 31, 2006		Year ended December 31, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)

Casino revenue	$237,049	100.0%	473,248	100.0
Promotional allowances	(32,617)	13.8	(64,177)	13.6
Direct expenses	(152,201)	64.2	(335,252)	70.8
EBITDA	52,231	22.0	73,819	15.6
Impairment of intangibles			(69,800)
Depreciation and amortization	(16,375)	6.9	(34,081)
Income (loss) from casino operations	$35,856	15.1%	$(30,062)

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

The Primm Casinos had lower than expected results when compared to 2006.  The Primm Casinos derive a significant amount of their business from the Inland Empire region of southern California, which is comprised primarily of the San Bernardino and Riverside counties, the economies of which have been negatively impacted due to a number of factors, including the subprime mortgage crisis and higher gasoline costs.  For the year ended December 31, 2007, the Company recognized a non- cash impairment charge of $36.5 million to write down the carrying value of goodwill related to the estimated fair value of the Primm assets (see Note 5 to the audited financial statements).

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

Costs associated with other revenues were $80.2 million for the year ended December 31, 2007 and $6.5 million for the year ended December 31, 2006, an increase of $73.7 million.  Of the increase, $71.1 million was costs associated with the gas station convenience store operations at the new facilities and the remainder was associated with increased gas costs at Lakeside Iowa as the facility had a significant summertime gas promotion.

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

Casino Operations

	Year ended December 31, 2005		Year ended December 31, 2006
	$	% of revenue	$	% of revenue
		(dollars in thousands)
Casino revenue	$213,174	100.0%	$237,049	100.0%
Promotional allowances	(21,434)	10.1	(32,617)	13.8
Direct expenses	$(141,594)	66.4	(152,201)	64.2
EBITDA	50,146	23.5	52,231	22.0
Depreciation and amortization	(13,509)	6.3	(16,375)	6.9
Income from casino operations	$36,637	17.2%	$35,856	15.1%

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

Casino Operations — Other states

	Year ended December 31, 2005		Year ended December 31, 2006
	$	% of revenue	$	% of revenue
		(dollars in thousands)
Other state casino revenue	$117,774	100.0%	$141,435	100.0%
Promotional allowances	(8,906)	7.6	(19,071)	13.5
Direct expenses	(79,003)	67.1	(87,852)	62.1
EBITDA	29,865	25.3	34,512	24.4
Depreciation and amortization	(7,150)	6.1	(9,967)	7.0
Income from casino operations	$22,715	19.2%	$24,545	17.4%

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

 Based on our anticipated future operations, we believe that cash on hand and expected cash flows will be adequate to meet our anticipated working capital requirements, capital expenses for both maintenance and growth, and scheduled payments of interest on our outstanding indebtedness at least through December 31, 2008, although we cannot assure you such sources will be sufficient.  However, as a result of the default under our credit agreement due to the “going concern” qualification in the opinion of our independent auditors with respect to our financial statements for the fiscal year ended December 31, 2007, our lenders could declare an event of default under the credit agreement and require repayment of all outstanding borrowings ($860 million ).  We expect to enter into discussions with our credit agreement lenders to negotiate a forbearance agreement pursuant to which they would agree not to declare, for a specified period of time, an event of default under the credit agreement as a result of the going concern opinion or the probable failure to comply with financial covenants in the future.  As previously disclosed, we have engaged Goldman, Sachs & Co. as our financial advisor to assist us with our evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of the our obligations or a sale of some or all of our businesses.  We and our advisors are actively working toward such a transaction that would address the decline in our operating results and our capital structure, including our outstanding indebtedness.  We cannot assure you that we will be successful in negotiating a forbearance with our credit agreement lenders or in undertaking any such alternative in the near term.

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

/s/ Deloitte & Touche LLP
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

Herbst Gaming, Inc.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2005	2006	2007
Revenues
Route operations	$339,401	$347,041	$276,946
Casino operations	213,174	237,049	473,248
Other—non gaming	4,923	10,676	98,987

Total revenues	557,498	594,766	849,181
Less promotional allowances	(21,657)	(32,703)	(64,241)

Net revenues	535,841	562,063	784,940
Costs and expenses
Route operations	258,114	271,463	244,086
Casino operations	138,364	152,201	335,252
Depreciation and amortization	33,941	38,124	56,405
General and administrative	15,217	13,324	22,983
Other – non-gaming		6,491	80,184
Loss on impairment of assets	—	—	72,965
Loss on asset retirement	3,360	—	—

Total costs and expenses	448,996	481,603	811,875

Income (Loss) from operations	86,845	80,460	(26,935)
Other income (expense)
Interest income	740	734	1,481
Interest expense, net of capitalized interest of $0, $101, and $873, respectively	(36,532)	(39,134)	(85,631)
Change in value of derivative instruments	—	—	(16,115)
Loss on early retirement of debt	(221)	—	—
Total other expense, Net	(36,013)	(38,400)	(100,265)

Net (loss) income	$50,832	$42,060	$(127,200)

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

Herbst Gaming, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2005	2006	2007
Cash flows from operating activities
Net (loss)income	$50,832	$42,060	(127,200)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	33,941	38,124	56,405
Amortization of debt issuance costs	1,801	1,811	3,188
Debt discount amortization	146	143	144
Gain (loss) on sale of property and equipment	(27)	152	105
Loss on retirement of assets	3,360	—	—
Loss on early retirement of debt	221	—	—
Loss on impairment of assets	—	—	72,965
Decrease (increase) in:
Accounts receivable	(621)	(1,527)	3,790
Prepaid expenses	(37)	(443)	(4,169)
Inventory	(1,101)	77	(239)
Due from related parties	(3)	(4)	(606)
Other assets	(1,303)	(1,295)	(538)
Increase (decrease) in:
Accounts payable	2,813	848	(1,074)
Accrued expenses	1,799	1,447	1,994
Due to related parties	(34)	(2)	—
Other liabilities	417	102	(492)
Net cash provided by operating activities	$92,204	$81,493	$4,273
Cash flows from investing activities
Net cash paid for acquisition of riverboat assets, net of cash acquired	(264,457)	—	—
Net cash paid for acquisition of software assets, net of cash acquired	—	(10,231)	—
Net cash paid for Sands Regent Acquisition, net of cash acquired	—	(1,542)	(147,878)
Net cash paid for Primm Acquisition, net of cash acquired	—	—	(393,682)
Additions to notes and loans receivable	(1,303)	(1,090)	(1,153)
Collection on notes and loans receivable	1,322	872	1,937
Proceeds from sale of property and equipment	264	378	248
Purchases of property and equipment	(43,893)	(66,622)	(32,418)
Lease acquisition costs	(1,105)	(1,523)	(1,180)

Net cash used in investing activities	$(309,172)	$(79,758)	$(574,128)

See notes to consolidated financial statements.

	Year Ended December 31,
	2005	2006	2007

Cash flows from financing activities
Proceeds from long term debt	$191,000	$33,000	$853,000
Payments on long term debt	(23,965)	(11,118)	(229,692)
Loan origination fees	(2,082)	(556)	(14,513)
Loss on early retirement of debt	(221)	—	—
Stockholders’ distributions	(12,087)	(31,270)	(10,300)
Net cash provided (used in) by financing activities	152,645	(9,944)	598,495
Net increase (decrease) in cash and cash equivalents	(64,323)	(8,209)	28,642
Cash and cash equivalents
Beginning of year	138,172	73,849	65,640
End of year	$73,849	$65,540	$94,282
Supplemental cash flow information:
Cash paid during the period for interest	$33,979	$37,790	$81,579
Supplemental schedule of non cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$3,495	$1,802	$1,028

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

Reclassifications—As noted above, during 2007 we completed the acquisitions of the Sands Regent and Primadonna properties.  After the acquisitions, we analyzed the operations of our newly acquired properties, in comparison to our previous operational mix between route and casino operations as it related to the classification of certain expenses.  As a result of this analysis, certain amounts have been reclassified from general and administrative expenses to route and casino expenses to present the expenses incurred for operations going forward to conform to the current period’s presentation.  Expenses for the twelve months ended December 31, 2005 include the following: general and administrative expenses are decreased by $4,372,000, route expenses are increased by $1,142,000, Nevada casino expenses are increased by $3,466,000, Midwest casino expenses are decreased by $236,000.  In addition, expenses for the twelve months ended December 31, 2006 include the following: general and administrative expenses are decreased by $5,124,000, route expenses are increased by $1,315,000 and Nevada casino expenses are increased by $3,809,000.  Such reclassifications had no impact on net income or equity. There was also a reclassification of revenue in 2005 due to $299 in entertainment revenue being moved from “Other Revenue” to “Casino Revenue” and the movement of $802 Route related service revenue from “Other Revenue” to “Route Revenue”. These reclassifications did not impact “Total Revenue” and conform to the 2007 presentation.

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

The allocation of the purchase price for the Primm Acquisition, is as follows:

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

The purchase price allocation presented above is final as it relates to all amounts except for property, plant and equipment.  The Company is finalizing its review of various valuation data and will record final adjustments to the purchase allocation, if any, in the first quarter of 2008.  Any adjustment to property, plant and equipment would result in an offsetting adjustment to goodwill.

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

The purchase price allocation presented above is final as it relates to all amounts except for property, plant and equipment.  The Company is finalizing its review of various valuation data and will record final adjustments to the purchase allocation, if any, in the first quarter of 2008.  Any adjustment to property, plant and equipment would result in an offsetting adjustment to goodwill.

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

The Company determines the fair value of the intangible license’s within its markets by relying primarily on a discounted cash flow approach.  For purpose of testing the carrying values of its intangible licenses for impairment, the fair value of intangibles contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average location within a market.  These variables include, but are not limited to: (1) the forecasted earnings growth rate of each market, (2) risk-adjusted discount rate and (3) expected growth rates for perpetuity to estimated terminal values.

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

On April 10, 2007, the Company acquired the equity of the Primadonna Company LLC.  Intangibles and goodwill, totaling approximately $53.9 million and $89.2 million, respectively, were recorded as part of the purchase price allocation and represented a substantial portion of total assets.  The fair value of intangibles and goodwill is dependent on both the future cash flows expected to be generated by the assets and other market conditions that impact the value a buyer would pay for such assets.  Subsequent to the purchase of this company, the operating results declined significantly, primarily as a result of economic pressures in Primm’s primary markets in southern California.  At October 31, 2007, (the Company’s annual impairment testing date), the Company recognized a non-cash impairment charge of $36.5 million, which is comprised of $36.5 million in goodwill impairment to reduce the carrying values of the Primm assets to their estimated fair values.  If market conditions and operational performance of the Primm Casinos  continue to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the intangibles and goodwill below their adjusted carrying amounts, the Company may be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s financial condition and results of operations.

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

Customer loyalty program assets are being ratably amortized over an average life of 9.7 years.

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

Obligations due to related parties at December 31, 2005, 2006 and 2007 consisted of balances due to Terrible Herbst for expenditures made on behalf of the Company, accrued rent, and accrued administrative fees.  The balances are non-interest bearing and payable on demand.

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

As a result of the default under the credit agreement due to the “going concern” qualification in the opinion of the Company’s independent auditors with respect to the financial statements for the fiscal year ended December 31, 2007, the Company’s lenders could declare an event of default under the credit agreement and require repayment of all outstanding borrowings ($860 million ).  Although the Company is currently in compliance with its financial covenants, it does not expect to remain in compliance throughout 2008.  The Company expects to enter into discussions with its credit agreement lenders to negotiate a forbearance agreement pursuant to which they would agree not to declare, for a specified period of time, an event of default under the credit agreement as a result of the going concern opinion or the probable failure to comply with financial covenants in the future.  The Company has engaged Goldman, Sachs & Co. as its financial advisor to assist us with our evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of the Company’s obligations or a sale of some or all of our businesses.

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

Other Elements of Compensation

In order to attract, retain and pay market levels of compensation, we aim to provide benefits to our NEOs that are consistent with market practices and include broad-based retirement, health and welfare employee benefits, subject to the terms and conditions of each benefit program.  Our NEOs are eligible to participate in these benefits on the same basis as other full-time employees.  In addition, the Company provides each NEO with an automobile.  The value of the automobile is shown in the “All Other Compensation” column in the Summary Compensation Table on page 79.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

As described in the sections entitled “Severance Benefits,” “CEO Employment Agreement” and “Employment Agreements of other Named Executive Officers,” the employment agreement agreements with each of Mr. Herbst, Ms. Higgins and Mr. Szony provide for severance payments equal to one years’ base salary in the event of termination of employment by the Company without Cause (as defined above on page 77).  Accordingly, upon a termination without Cause on December 1, 2007, Mr. Herbst, Ms. Higgins and Mr. Szony would have been entitled to receive the following amounts, respectively:  $927,472, $409,000, and $0.  All other amounts payable or other benefits (such as accrued vacation, vested amounts payable under the Company’s 401(k) plan, etc.) are the same as for other salaried employees.

FISCAL YEAR 2007 DIRECTOR COMPENSATION

The following table provides information related to the compensation of our non-employee directors during fiscal 2007.

Name	Fees Earned or Paid in Cash ($)		Total ($)
John F. O’Reilly	$35,000	(1)	$35,000
John N. Brewer	$39,500	(2)	$39,500

(1)                                  $10,000 of this amount was for attendance at 2 Board meetings.

(2)                                  $10,000 of this amount was for attendance at 2 Board meetings and $4,500 of this amount was for meetings of the audit committee.

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

(2)

Represents the aggregate fees Deloitte & Touche LLP billed us in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit, including audit-related services in conjunction with the Primm properties.

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

*                                                                 Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

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