Form 10-Q
period 2008-03-31
HERBST GAMING INC
filed 2008-05-16
CIK 1160294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

FORM 10-Q

i

PART I — FINANCIAL INFORMATION

ITEM 1           FINANCIAL STATEMENTS

HERBST GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2007	March 31, 2008
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$94,282	$132,823
Accounts receivable, net	7,012	8,272
Notes and loans receivable	609	449
Prepaid expenses	17,134	14,379
Inventory	4,995	4,821
Total current assets	124,032	160,744
Property and equipment, net	548,709	570,807
Lease acquisition costs, net	21,551	19,765
Due from related parties	1,704	1,380
Other assets, net	27,892	27,084
Intangibles, net	244,059	240,368
Goodwill	112,438	82,826

Total assets	$1,080,385	$1,102,974

Liabilities and stockholders’ deficiency
Current liabilities
Current portion of long-term debt	$7,634	$1,180,044
Accounts payable	18,429	16,166
Accrued interest	4,562	10,992
Accrued expenses	28,384	29,100

Total current liabilities	59,009	1,236,302
Long-term debt, less current portion	1,138,436	5
Other liabilities	1,669	1,921

Commitments and contingencies (Note 7)

Stockholders’ deficiency
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
Accumulated deficit	(122,728)	(139,252)

Total stockholders’ deficiency	(118,729)	(135,253)

Total liabilities and stockholders’ deficiency	$1,080,385	$1,102,974

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2007	2008
	(in thousands)
Revenues
Route operations	$74,749	$64,647
Casino operations	79,502	120,996
Other operations	7,423	27,778
Total revenues	161,674	213,421
Promotional allowances	(11,285)	(15,293)

Net revenues	150,389	198,128

Costs of revenues
Route operations	64,872	55,281
Casino operations	52,507	88,956
Other operations	5,641	22,587
General and administrative	4,184	5,192
Depreciation and amortization	11,721	14,649
Restructuring costs	—	1,296
Total costs and expenses	138,925	187,961
Income from operations	11,464	10,167

Other income (expense)
Interest income	290	248
Interest expense, (net of capitalized interest of $97 and $0, respectively)	(13,674)	(26,939)
Decrease in value of derivative instruments	(1,333)	—
Total other expense	(14,717)	(26,691)
Net loss	$(3,253)	$(16,524)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2007	2008
	(in thousands)
Cash flows from operating activities
Net loss	$(3,253)	$(16,524)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	11,721	14,649
Amortization of debt issuance costs	945	1,011
Debt discount amortization	35	35
Loss (gain) on sale of property and equipment	13	(100)
Change in value of derivative instruments	1,333	—
Decrease (increase) in operating assets and liabilities
Accounts receivable	873	(1,260)
Prepaid expenses	(362)	2,755
Inventory	201	174
Due from related parties	(188)	326
Other assets	(25)	(38)
Increase (decrease) in
Accounts payable	33	(1,978)
Accrued interest	10,948	6,430
Accrued expenses	1,613	715
Other liabilities	(82)	243
Net cash provided by operating activities	23,805	6,438
Cash flows from investing activities
Net cash paid for acquisition of Sands	(147,812)	—
Net cash paid for acquisition of Primadonna	(1,071)	—
Additions to notes receivable	(363)	(165)
Collection on notes receivable	257	323
Proceeds from sale of property and equipment	18	128
Purchases of property and equipment	(7,277)	(1,938)
Lease acquisition costs	(398)	(24)
Net cash used in investing activities	(156,646)	(1,676)
Cash flows from financing activities
Proceeds from long-term debt	375,000	35,859
Payments of long-term debt	(194,226)	(1,915)
Deferred loan costs	(9,574)	(165)
Stockholders’ distributions	(5,500)	—
Net cash provided by financing activities	165,700	33,779
Net increase in cash and cash equivalents	32,859	38,541
Cash and cash equivalents
Beginning of period	65,640	94,282
End of period	98,499	132,823
Supplemental cash flow information
Cash paid for interest	1,842	19,462
Supplemental schedule of non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	3,092	403

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

Basis of Presentation—The condensed consolidated financial statements of Herbst Gaming, Inc. as of March 31, 2008, and for the three months ended March 31, 2008 and 2007 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the financial results for the interim periods.  Our results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008.  These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K/A for the year ended December 31, 2007 (the “2007 Form 10-K”).

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

Accounts Receivable—Receivables consist primarily of amounts due from customers as a result of normal business operations.  The Company periodically performs credit evaluations of its customers.  The Company reviews accounts receivable balances in order to determine an allowance for potential credit losses based on our collections experience and the age of the receivables.  At December 31, 2007 and March 31, 2008, the allowance for potential credit losses was $802,000 and $763,000, respectively.

Goodwill—The Company has approximately $82,826,000 in goodwill as of March 31, 2008.  Approximately $48,873,000 of this total was added in the first quarter of 2007 as a result of the acquisition of The Sands Regent, and an additional $67,198,000 was added in the second quarter of 2007 as a result of the acquisition of The Primadonna Company, each as described in footnote 2 below.  As of December 31, 2007, these amounts were estimated based on preliminary values that were subject to adjustment upon the completion of our purchase price allocation. As a result of the completion of the allocation of purchase price for the acquisitions referenced in Note 2, amounts now reflect reductions in goodwill from those reported on our 2007 Form 10-K of $7,594,000 for The Sands Regent and $22,017,000 for The Primadonna Company.

Restructuring Costs—Restructuring costs are comprised of expenses related to the evaluation of financial and strategic alternatives.

Recently Issued Accounting Standards

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements, to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, expect for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We have not yet determined the effect, if any, that the adoption of SFAS 157 will have on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133, (“SFAS 161”).  SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We have not yet determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

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

The allocation of the purchase price for the Primm Acquisition is as follows:

Fair Market Value of assets acquired (in thousands) net of cash:

Receivables	$2,513
Inventory	1,603
Prepaid	4,152
Property, plant and equipment	286,319
Other assets	1,310
Intangible assets
Trade Name	40,600
Customer Loyalty Program	10,950
Goodwill	67,198

Fair Market Value of liabilities assumed (in thousands):

Accounts payable	$(8,112)
Accrued expenses	(11,582)
Other Liabilities	(500)
Total cash purchase price	$394,451

The above table reflects an adjustment from estimated amounts reported on the 2007 Form 10-K as the final fair values for Property, plant and equipment were still based on management’s estimate at the time of the 2007 Form 10-K filing.  Management, upon completion of the finalization of the purchase price allocation, determined that the fair value of the amounts for Property, plant and equipment had increased from our initial estimate by approximately $24,317,000, and the Customer Loyalty Program decreased by approximately $2,300,000, with a corresponding adjustment to Goodwill.

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

The allocation of the purchase price for the Sands Regent Acquisition is as follows:

Fair Market Value of assets acquired (in thousands) net of cash:

Receivables	$4,726
Inventory	600
Prepaid	2,132
Property, plant and equipment	73,382
Intangible assets
Trade Name	14,550
Customer Loyalty Program	10,500
Goodwill	48,873

Fair Market Value of liabilities assumed (in thousands):

Accounts payable	$(2,150)
Accrued expenses	(3,962)
Total cash purchase price	$148,651

The above table reflects an adjustment from estimated amounts reported on the 2007 Form 10-K as the final fair values for Property, plant and equipment were still based on management’s estimate at the time of the 2007 Form 10-K filing.  Management, upon completion of the finalization of the purchase price allocation, determined that the fair value of the amounts for Property, plant and equipment had increased from our initial estimate by approximately $8,494,000, and the Customer Loyalty Program decreased by approximately $900,000, with a corresponding adjustment to Goodwill.

3.                                      PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31, 2007	March 31, 2008

Building	$411,730	$446,683
Gaming equipment	139,212	138,962
Furniture, fixtures, and equipment	81,078	82,054
Leasehold improvements	2,038	2,043
Land	37,528	36,930
Barge	17,160	17,160
Construction-in-progress	10,673	9,239
	699,419	733,071
Less accumulated depreciation	(150,710)	(162,264)
	$548,709	$570,807

4.                                      GOODWILL

During the first quarter of 2007, we acquired the stock of The Sands Regent and during the second quarter of 2007 we acquired the Primm Properties.  In connection with these transactions, we recorded a significant amount of goodwill included in the table below.

The changes in the carrying amount of goodwill for the quarter ended March 31, 2008 are as follows (in thousands):

Balance as of January 1, 2008	$112,438
Adjustment to Goodwill from finalization of purchase price allocation of Sands Acquisition	(7,594)
Adjustment to Goodwill from finalization of purchase price allocation of Primm Acquisition	(22,017)
Total	$82,826

5.                                      LONG-TERM DEBT

We maintain a $860.0 million senior credit facility (“amended Credit Agreement”).  This facility includes a revolving credit facility in the amount of $100.0 million and $751.8 million of term loans that mature on December 2, 2011 if we have not refinanced our 8 1/8% Senior Subordinated Notes due 2012 (the “8 1/8% Notes”), and otherwise on January 3, 2014.  Our revolving credit facility was fully drawn at March 31, 2008.  Interest accrues on borrowings under our senior credit facility based on a floating rate.  This floating rate is based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread.  Our average floating rate on debt incurred under the senior credit facility was 9.3% at March 31, 2008.

As disclosed in the 2007 Form 10-K, the Company is currently in default under its amended Credit Agreement.  In addition to the previously disclosed default due to the “going concern” qualification in our auditors’ report on our annual financial statements, as of the end of the first quarter of 2008, we were not in compliance with financial ratio covenants of the amended Credit Agreement.  The amounts outstanding under the amended Credit Agreement have been reclassified as current liabilities in the accompanying balance sheet as of March 31, 2008.

On May 13, 2008, we received Payment Blockage Notices from the Administrative Agent under the amended Credit Agreement, pursuant to which the Administrative Agent advised us and the trustees under the indentures pursuant to which the Company’s 8 1/8% Notes and 7% Senior Subordinated Notes due 2014 (the “7% Notes” and, collectively with the 8 1/8% Notes, the “Subordinated Notes”) were issued that, as a result of events of defaults under the amended Credit Agreement, no payments may be made with respect to the Subordinated Notes pursuant to the subordination provisions of the indentures.  In accordance with the Payment Blockage Notices, we will not make the interest payments on the 7% Notes due May 15, 2008 and on the 8 1/8% Notes due June 1, 2008.  If the scheduled interest payments are not made within 30 days of the scheduled payment dates, events of default will occur under the indentures and the trustee may, or holders of 25% of the outstanding principal amount of notes issued under the relevant indenture may direct the trustee to, accelerate the maturity of the notes issued under that indenture.  Under the terms of the subordination, payment may be resumed on the earlier of the date upon which such events of default are cured or waived and 180 days after the date on which the payment blockage notices were received, unless the amended Credit Agreement debt has been accelerated. The amounts outstanding under the Subordinated Notes have been reclassified as current liabilities in the accompanying balance sheet as of March 31, 2008.

On May 15, 2008, we entered into a forbearance and standstill agreement (the “Forbearance Agreement”) with respect to the amended Credit Agreement.  A copy of the Forbearance Agreement is filed as Exhibit 10.1 to this Form 10-Q and the terms are summarized below, including certain conditions to effectiveness.

We continue our evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of the our obligations or a sale of some or all of our businesses.  We and our advisors are actively working toward such a transaction that would address the decline in our operating results and our capital structure, including our outstanding indebtedness.  We cannot assure you that we will be successful in undertaking any such alternative in the near term.

If the lenders under the amended Credit Agreement were to accelerate repayment of all amounts outstanding under the amended Credit Agreement upon expiration or termination of the Forbearance Agreement or, assuming nonpayment of the scheduled interest payments on the Subordinated Notes within the 30-day grace periods under the respective indentures, the holders of the 7% Notes or the 8 1/8% Notes were to accelerate the indebtedness outstanding under the relevant indenture, we would be required to refinance or restructure the payments on that debt.  We cannot assure you that we would be successful in completing a refinancing or restructuring, if necessary.  If we were unable to do so, we may be required to seek protection under Chapter 11 of the U. S. Bankruptcy Code.

The Forbearance Agreement amends the amended Credit Agreement and provides that the lenders and the Administrative Agent will forbear from exercising certain rights and remedies under the amended Credit Agreement and other loan documents as a result of the existing defaults described above and certain other possible defaults (collectively, the “Specified Defaults”) under the amended Credit Agreement through September 30, 2008 or earlier upon the occurrence of  one or more events of default other than the Specified Defaults or a breach by the Company of the Forbearance Agreement (the “Forbearance Period”).  In addition, the Forbearance Agreement provides, among other things, for the following:

1.                                       the interest rate premium payable in respect of loans available under the Credit Agreement has been increased for Eurodollar loans from LIBOR plus 4.50% to LIBOR plus 6.50% and has been increased for base rate loans from the base rate plus 3.25% to the base rate plus 5.25%;

2.                                       during the Forbearance Period, the default rate shall not apply;

3.                                       during the Forbearance Period, the Company retains the ability to convert Loans into Eurodollar Rate Loans as provided for in the Credit Agreement so long as the Interest Periods for such Eurodollar Rate Loans do not extend beyond September 30, 2008;

4.                                       the Company is prohibited from making payments on account of its Subordinated Debt, other than in accordance with the terms of the subordination provisions and certain payments of certain professional fees and expenses;

5.                                       the Administrative Agent has the ability to approve any engagement letters entered into by the Company with counsel for or advisors to the holders of any Subordinated Debt; and

6.                                       the Company shall pay to the Administrative Agent for the benefit of the Lenders a fee in the amount of approximately $6.4 million.

The effectiveness of the Forbearance Agreement is conditioned upon, among other things, receipt of any required approval from the Iowa Gaming and Racing Commission.

Long-term debt is expected to mature as follows (dollars in thousands):

March 31, 2008

2009	1,180,044
2010	5
2011	—
2012	—
2013	—
Thereafter	—
Total	$1,180,049

6.                                      BUSINESS SEGMENTS

The Company operates through two business segments: slot route operations and casino operations.  The slot route operations involve the installation, operation and service of slot machines at strategic, high traffic non-casino locations such as grocery stores, drug stores, convenience stores, bars and restaurants.  Casino operations are broken into geographic segments: casinos located in Nevada and casinos located in other states.  The Nevada locations include: Terrible’s Town Casino in Henderson, Nevada, Terrible’s Casino Searchlight in Searchlight, Nevada, Terrible’s Town Casino and Terrible’s Lakeside Casino, both of which are located in Pahrump, Nevada, Terrible’s Hotel & Casino in Las Vegas, Nevada, Terrible’s Rail City Casino in Sparks, Nevada, Terrible’s Sands Regency Casino Hotel in Reno, Nevada, Terrible’s Gold Ranch Casino and RV Resort in Verdi Nevada, Terrible’s Depot Casino and Red Hawk Sports Bar, both of which are located in Dayton, Nevada and Whiskey Pete’s Hotel and Casino, Buffalo Bill’s Hotel and Casino and Primm Valley Resort and Casino, all of which are located in Primm, Nevada.  Casinos located in other states are:  Terrible’s Lakeside Casino Resort in Osceola, Iowa, Terrible’s Mark Twain Casino in LaGrange, Missouri and Terrible’s St. Jo Frontier Casino in St. Joseph, Missouri.  These segment results are regularly provided to the Office of the Chief Executive Officer of the Company, the members of which are the chief operating decision-makers of the Company.

Net revenues, income from operations, depreciation and amortization and EBITDA (as defined in footnote 2 below) for these segments are as follows (dollars in thousands):

	Three Months Ended March 31,
	2007	2008
Net revenues
Slot route operations	$74,724	$64,619
Casino operations:
Nevada	37,814	75,057
Other states	30,428	30,674
Other operations—non gaming	7,423	27,778
Total net revenues	$150,389	$198,128
Income from segment operations (excluding general and administrative expense)
Slot route operations	$4,174	$4,677
Casino operations:
Nevada	4,454	888
Other states	5,318	5,957
Total income from segment operations	13,946	11,522
Other	(2,482)	(1,355)
Total income from operations	$11,464	$10,167

Depreciation and amortization
Slot route operations	$5,678	$4,661
Casino operations:
Nevada	3,161	7,102
Other states	2,802	2,828
Other expenses	80	58
Total depreciation and amortization	$11,721	$14,649

Segment EBITDA (2)
Slot route operations	$9,852	$9,338
Casino operations:
Nevada	7,615	7,990
Other states	8,120	8,785
Other and corporate (1)	(2,112)	(1,049)
Depreciation and amortization	(11,777)	(14,649)
Interest expense, net of capitalized interest	(13,674)	(26,939)
Decrease in value of derivative instruments	(1,333)
Net income (loss)	$(3,253)	$(16,524)

(1)       Represents non-gaming revenues, general and administrative expenses and interest income.

(2)       Segment EBITDA is used by management to measure segment profits and losses and consists of income from segment operations plus depreciation and amortization and is calculated before allocation of overhead and change in value of derivative instruments.

7.                                      COMMITMENTS AND CONTINGENCIES

On February 17, 2006, the Clark County Circuit Court entered judgment of a jury verdict delivered on January 14, 2006 against ETT for $4.1 million in compensatory damages and $10.1 million in punitive damages.  The jury verdict was delivered in connection with an action brought by the family of an individual that alleged that ETT had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from ETT and, while drunk, hit and killed the individual.  The punitive damage award was subsequently lowered to $4.1 million in a post-trial ruling.  The Company believes the award of compensatory and punitive damages against ETT, the liability of ETT and the amount thereof, is not supportable in either law or in fact and plans to vigorously pursue all appropriate post-trial and other remedies, including exercising its right to appeal. Based on a review of the legal opinions and facts available to the Company at this time, the Company has not reserved for this lawsuit.  This lawsuit is currently on appeal.

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from both sales and use tax.  On April 24, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision.  Additionally, on the same date the Nevada Legislature filed in Amicus Curiae brief in support of the Department’s position.  The Nevada Supreme Court has not responded to the Department’s Petition, nor is there any set deadline for such response.  We have been paying use tax on food purchased for subsequent use as  complimentary and employee meals at our Nevada casino properties and are in the process of quantifying the amount of our potential refund, which we estimate to be approximately $3.9 million, including interest, from July 1, 2001 through March 31, 2008.  Based on our review of the Petition and Amicus Curiae brief, the Department is attempting to establish a position that supports denial of the refund claims filed by us and other operators of Nevada casinos.  Due to the uncertainty surrounding the Supreme Court’s decision on the rehearing and other potential arguments that the Department may pursue, we will not record any gain until the tax refund is realized.  For periods subsequent to March 2008, we will continue recording an accrual for sales or use tax on complimentary and employee meals at our Nevada casino properties, as the outcome regarding this decision by the Nevada Supreme Court is uncertain at this time.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a diversified gaming company that focuses on two business lines: slot route operations and casino operations.  At March 31, 2008, we owned and operated 16 casinos and a slot route operation.  Our route operations involve the exclusive installation and operation of approximately 7,000 slot machines as of March 31, 2008 in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants.  Taking into account the Primm Acquisition and the Sands Regent Acquisition, our casino operations consist of sixteen casinos located in Nevada, Iowa and Missouri, all operated or, with respect to our newly acquired properties, expected to be operated under the “Terrible’s” brand.  We are in the process of re-branding the Sands and Primm Casinos under the “Terrible’s” brand.

We generally enter into two types of route contracts.  With chain store customers, such as Albertsons, Vons, Safeway, SavOn, Smith’s, Kmart and Terrible Herbst, we pay a fixed monthly fee for each location in which we place slot machines.  With our street accounts, such as bars, restaurants and non-chain convenience stores, we share in the revenues on a percentage basis with the location owner.  Revenues from street accounts are recorded gross of amounts shared.

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

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986.  Under those provisions, the owners of our Company pay income taxes on our taxable income.  Accordingly, a provision for income taxes is not included in our financial statements.  During the first quarter of 2007, The Sands Regent elected to be treated as a Subchapter S corporation for federal income tax purposes.

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

We used proceeds from our amended and restated credit facility to fund both acquisitions.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Route Operations

	Three months ended March 31, 2007		Three months ended March 31, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$74,749	100.0%	$64,647	100.0%
Promotional allowances	(25)	0.0	(28)	0.0
Direct expenses	(64,872)	86.8	(55,281)	85.5
EBITDA	9,852	13.2	9,338	14.5
Depreciation and amortization	(5,678)	7.6	(4,661)	7.2
Income from slot route operations	$4,174	5.6%	$4,677	7.3%

Route operations accounted for 30% of total revenues during the three months ended March 31, 2008, compared to 46% of total revenues during the three months ended March 31, 2007.  Total revenues from route operations were $64.6 million for the three months ended March 31, 2008, a decrease of $10.1 million, or 14.0%, from $74.7 million for the three months ended March 31, 2007.  At March 31, 2008, we were operating approximately 7,000 slot machines, which is approximately 300 less than the 7,300 we operated at March 31, 2007.  The decrease in route revenue in the first quarter of 2008 primarily reflects general economic weakness in Nevada.  Although there may have been some continued impact from the smoking ban on first quarter operations, we believe the negative effects of the smoking ban on route revenue were relatively consistent between the first quarters of 2008 and 2007 as the ban was in place during the comparative period of 2007.

Route operating costs were $55.3 million, or 86.0% of route revenues, for the three months ended March 31, 2008.  This compares to $64.9 million and 87% of route revenues for the same period in 2007.  The decrease in route operating expenses was primarily associated with the decrease of approximately $5.0 million in space lease expenses negotiated in late summer 2007.  The remaining decrease in expenses was associated with the lower revenues at our participation locations, which are route accounts where the operating contract provides for a decrease in revenue share costs in proportion to revenue decline.

Primarily as a result of the issues discussed above, route EBITDA for the three months ended March 31, 2008 was $9.3 million, a decrease of $0.6 million, or 6.0%, from $9.9 million for the three months ended March 31, 2007.

Casino Operations

	Three months ended March 31, 2007		Three months ended March 31, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$79,502	100.0%	$120,996	100.0%
Promotional allowances	(11,260)	14.2	(15,265)	12.6
Direct expenses	(52,507)	66.0	(88,956)	73.5
EBITDA	15,735	19.8	16,775	13.9
Depreciation and amortization	(5,963)	7.6	(9,930)	8.2
Income from casino operations	$9,772	12.2%	6,845	5.7%

Casino operations accounted for 57% of total revenues for the three month period ended March 31, 2008 and 49% of total revenues for the three months ended March 31, 2007.  Total revenues derived from casino operations were $121.0 million for the three months ended March 31, 2008, an increase of $41.5 million, or 52.0%, from $79.5 million for the three months ended March 31, 2007.  The increase is due primarily to the inclusion of the results of the Primm Casinos which were acquired on April 10, 2007.

The results from the casino segment are mixed for the quarter.  The addition of the Primm Casinos provided for much of the year over year increase as they were not acquired until April 2007; however, revenue and income from the Primm Casinos were below expectations.  The results for the quarter showed some improvement in the results of Terrible’s Rail City Casino and Terrible’s Casino, which was renovated in May 2007.  However, the quarter also saw some weakness at the Sands Regent in Reno and Lakeside Iowa.  We will address these results more fully in the segment discussions below.

Casino Operations — Nevada

	Three months ended March 31, 2007		Three months ended March 31, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$43,933	100.0%	$85,664	100.0%
Promotional allowances	(6,119)	13.9	(10,607)	12.4
Direct expenses	(30,199)	68.7	(67,067)	78.3
EBITDA	7,615	17.4	7,990	9.3
Depreciation and amortization	(3,161)	8.6	(7,102)	8.3
Income from casino operations	$4,454	8.8%	$888	1.0%

Revenues derived from Nevada casino operations were $85.7 million for the three months ended March 31, 2008, an increase of $41.8 million, or 95%, from $43.9 million for the three months ended March 31, 2007.  The increase is attributable primarily to the inclusion of revenue from the Primm Casinos in the first quarter of 2008.  Revenues were flat or decreased at our other casinos in Nevada.  The revenue at our other casinos located in Southern Nevada declined approximately 1.0%, or $1.5 million, to $24 million in first quarter of 2008 from $25.4 million during the first quarter of 2007.  However, after accounting for a decline of $1.0 million in promotional costs, net revenue for our other Southern Nevada casinos was down $0.5 million for the quarter (less than one-quarter of 1%).  The Northern Nevada casinos had a decline in revenues of 1.0%, or $0.2 million, from $18.5 million during the first quarter of 2007 to $18.3 million in the first quarter of 2008.  The decreases in the revenues were primarily at the Sands Regent and Gold Ranch properties.  In the aggregate net revenues at our Nevada casino locations other than the Primm Casinos were down approximately 1.8%, or $0.7 million, from the first quarter of 2007.

Promotional allowances for Nevada casinos were down from 13.9% for the three months ended March 31, 2007 to 12.4% for the three months ended March 31, 2008. This percentage decrease is the result of the addition of the Primm Casinos, which have a lower promotional cost percentage.

Nevada casino operating costs for the three months ended March 31, 2008 were $67.1 million, up $36.9 million, or 122%, from the first quarter of 2007.  Operating costs of the Primm Casinos were $38.6 million.  Operating expenses at our other Nevada casinos were down 2.3%, or $0.7 million, from $30.2 million during the first quarter of 2007 to $29.5 million for the first quarter of 2008.

Nevada casino EBITDA was $8.0 million for the three months ended March 31, 2008 compared to $7.6 million for the three months ended March 31, 2007.

Results of operations of the southern Nevada casinos were negatively impacted during the first quarter of the 2008 fiscal year by the general economic downturn in both Southern California and Southern Nevada.  The Primm Casinos derive a significant amount of their business from the Inland Empire region of Southern California, which is comprised primarily of the San Bernardino and Riverside counties, the economies of which have been negatively impacted due to a number of factors, including the subprime mortgage crisis and higher gasoline costs.

The Primm Casinos EBITDA of $0.3 million was lower than expected for the first quarter of 2008.  The Northern Nevada properties had EBITDA of $2.1 million, down $0.6 million from the first quarter of 2007.  The remaining Nevada casinos showed an overall increase with an EBITDA of $5.2 million in the first quarter of 2008 compared to $4.5 million in the first quarter of 2007.  These increases were primarily attributable to the Las Vegas property, while the smaller properties were relatively flat.

Casino Operations — Other states

	Three months ended March 31, 2007		Three months ended March 31, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$35,569	100.0%	$35,332	100.0%
Promotional allowances	(5,141)	14.5	(4,658)	13.2
Direct expenses	(22,308)	62.7	(21,889)	62.0
EBITDA	8,120	22.8	8,785	24.8
Depreciation and amortization	(2,802)	7.9	(2,828)	8.0
Income from casino operations	$5,318	14.9%	$5,957	16.8%

Casino operations in other states accounted for 17% of total revenues for the three months ended March 31, 2008 and 22% of total revenues for the three months ended March 31, 2007.  Total revenues derived from casino operations located in states other than Nevada were $35.3 million for the three months ended March 31, 2008, a decrease of $0.3 million, or 1.0%, from $35.6 million for the three months ended March 31, 2007.

Promotional allowances for the three months ended March 31, 2008 were $4.7 million compared to $5.1 million for the three months ended March 31, 2007, a decrease of $0.4 million or 7.8%.

Other state casino operating costs were $21.9 million, or 62% of revenues, for the three months ended March 31, 2008, a decrease of $0.4 million, compared to $22.3 million, or 63% of revenues, for the three months ended March 31, 2007.  The decrease in operating costs were primarily attributable to decreases in promotions, taxes and payroll costs.

Other state casino EBITDA was $8.8 million for the three months ended March 31, 2008, an increase of $0.6 million, or 7.3%, from $8.1 million for the three months ended March 31, 2007. This increase in EBITDA was a result of an improvement in the performance of the La Grange, Missouri property.  This $0.8 million, or 37%, improvement in EBITDA is due in part to the implementation of a smoking ban in Illinois and the decreased competition from an Iowa riverboat that has permanently docked further away from the La Grange facility.  Previously, the riverboat traveled to two separate sites during the year.  The Lakeside Iowa facility continues to experience competitive pressure, and EBITDA was down approximately $0.3 million, or 9%, from the first quarter of last year.

Other Operations

Revenue from other operations consists of revenue from sources such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations, including sales (i) at our gas station and convenience store located in Osceola, Iowa, (ii) at Terrible’s Gold Ranch, our gas station in Verdi, Nevada, and (iii) at the three gas stations we acquired pursuant to the Primm Acquisition.  Revenues from other operations were $27.8 million for the three months ended March 31, 2008 compared to $7.4 million for the three months ended March 31, 2007, an increase of $20.4 million, substantially all of which was associated with the revenue from the gas station and other operations at the Primm facilities.

Costs associated with these revenues were $22.0 million for the three months ended March 31, 2008 and $5.6 million for the three months ended March 31, 2008, an increase of $16.49 million, $17.1 million of which were costs associated with the gas station convenience store operations at the new facilities.

Promotional Allowances

Promotional allowances were $15.3 million, or 7.2% of total revenues, for the three months ended March 31, 2008, an increase of $4.0 million, or 35.0%, from $11.3 million, or 7% of total revenues, for the three months ended March 31, 2007.  $5.5 million of promotional spending was associated with the Primm Casinos.  The promotional allowances at our other casinos decreased $1.5 million, or 16.8%.  The decrease occurred across all other properties except the property in La Grange, Missouri; the La Grange Missouri casino had promotional allowances that increased by $0.1 million or 15%. Decreases in promotional allowances were most significantly the result of revenue declines.

Costs of Revenues

	Three months ended March 31, 2007		Three months ended March 31, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Other operations	$(5,641)	3.5%	$(22,587)	10.6%
General and administrative	(4,184)	2.6%	(5,192)	2.4%
Depreciation and amortization	(11,721)	7.2%	(14,649)	6.9%
Restructuring costs			(1,296)	0.6%

General and administrative (“G&A”) expenses were $5.2 million for the three months ended March 31, 2008, which is $1.0 million higher than the $4.2 million for the three months ended March 31, 2007.  The increase was due to G&A expenses associated with the Primm Casinos and legal and accounting expenses.  G&A expenses as a percentage of revenue were 2.4% for the first quarter of 2008 compared to 2.6% for the first quarter of 2007.

During the quarter, the Company also began incurring costs associated with its restructuring process, as described in “Liquidity and Capital Resources.”  These costs were $1.3 million for the quarter ended March 31, 2008 and are primarily associated with legal and advisory fees.

Depreciation and amortization expense was $14.6 million for the three months ended March 31, 2008, an increase of $2.9 million, or 25%, from $11.7 million for the three months ended March 31, 2007.  Depreciation and amortization expense reflects $3.7 million of depreciation and amortization expense associated with the properties acquired pursuant to the Primm Acquisition.

The costs represented in “other operations” consist of costs related to the gasoline service station and convenience store operations at Osceola, Iowa, the gas station and lottery at Verdi, Nevada and the gas stations at Primm, Nevada and lottery operations at Stateline, California. Costs of other operations increased $17.1 million in the first quarter of 2008 as a result of the acquisition of the Primm properties.

Income from Operations

As a result of the factors discussed above, most notably the decline in revenue due to the general economic downturn, income from operations was $10.2 million for the three months ended March 31, 2008, a decrease of $1.3 million from $11.5 million for the three months ended March 31, 2007.  As a percentage of total revenues, income from operations was 4.8% for the three month period ended March 31, 2008 compared to 7.1% for the prior year period.

Other Expenses

Other expense was $26.7 million for the three months ended March 31, 2008, an increase of $12.0 million from $14.7 million for the three months ended March 31, 2007.

Our interest costs increased from $13.7 million during the three months ended March 31, 2007 to $26.9 million during the three months ended March 31, 2008.  The Company’s debt increased from $703.4 million at March 31, 2007 to $1.18 billion at March 31, 2008, which was due to the funding of the Primm Acquisition in April 2007.

Net Loss

Net losses for the three months ended March 31, 2008 were $16.5 million compared to a net loss of $3.3 million for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

At March 31, 2008, we maintained $132.8 million in cash and cash equivalents.  As of March 15, 2008, we had fully drawn our revolving line of credit.  We expect to fund our existing operations, debt service and capital needs from operating cash flow and cash on hand.  Based upon our anticipated future operations, we believe that cash on hand, together with available cash flow, will be adequate through September 30, 2008 or, if earlier, the termination of the Forbearance Period described below.  No assurances can be given, however, that our cash flow will be adequate to meet our anticipated working capital requirements operations, capital expenditures for existing operations and scheduled payments of interest on our indebtedness outstanding under the amended Credit Agreement.  There can be no assurance that our estimates of our cash needs in respect of existing operations are accurate or other unforeseeable events will not occur.

As disclosed in the 2007 Form 10-K, the Company is currently in default under its amended Credit Agreement.  In addition to the previously disclosed default due to the “going concern” qualification in our auditors’ report on our annual financial statements, as of the end of the first quarter of 2008, we were not in compliance with financial ratio covenants of the amended Credit Agreement.  The amounts outstanding under the amended Credit Agreement have been reclassified as current liabilities in the accompanying balance sheet as of March 31, 2008.

On May 13, 2008, we received Payment Blockage Notices from the Administrative Agent under the amended Credit Agreement, pursuant to which the Administrative Agent advised us and the trustees under the indentures pursuant to which the Company’s Subordinated Notes were issued that, as a result of events of defaults under the amended Credit Agreement, no payments may be made with respect to the Subordinated Notes pursuant to the subordination provisions of the indentures.  In accordance with the Payment Blockage Notices, we will not make the interest payments on the 7% Notes due May 15, 2008 and on the 8 1/8% Notes due June 1, 2008.  If the scheduled interest payments are not made within 30 days of the scheduled payment dates, events of default will occur under the indentures and the trustee may, or holders of 25% of the outstanding principal amount of notes issued under the relevant indenture may direct the trustee to, accelerate the maturity of the notes issued under that indenture.  Under the terms of the subordination, payment may be resumed on the earlier of the date upon which such events of default are cured or waived and 180 days after the date on which the payment blockage notices were received, unless the amended Credit Agreement debt has been accelerated.  The amounts outstanding under the Subordinated Notes have been reclassified as current liabilities in the accompanying balance sheet as of March 31, 2008.

On May 15, 2008, we entered into the Forbearance Agreement with respect to the amended Credit Agreement, the terms of which are described below, including certain conditions to effectiveness.

We continue our evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of the our obligations or a sale of some or all of our businesses.  We and our advisors are actively working toward such a transaction that would address decline in our operating results and our capital structure, including our outstanding indebtedness.  We cannot assure you that we will be successful in undertaking any such alternative in the near term.

If the lenders under the amended Credit Agreement were to accelerate repayment of all amounts outstanding under the amended Credit Agreement upon expiration or termination of the Forbearance Agreement or, assuming nonpayment of the scheduled interest payments on the Subordinated Notes within the 30-day grace periods under the respective indentures, the holders of the 7% Notes or the 8 1/8% Notes were to accelerate the indebtedness outstanding under the relevant indenture, we would be required to refinance or restructure the payments on that debt.  We cannot assure you that we would be successful in completing a refinancing or restructuring, if necessary.  If we were unable to do so, we may be required to seek protection under Chapter 11 of the U. S. Bankruptcy Code.

The Forbearance Agreement amends the amended Credit Agreement and provides that the lenders and the Administrative Agent will forbear from exercising certain rights and remedies under the amended Credit Agreement and other loan documents as a result of the existing defaults described above and certain other possible defaults (collectively, the “Specified Defaults”) under the amended Credit Agreement through September 30, 2008 or earlier upon the occurrence of  one or more events of default other than the Specified Defaults or a breach by the Company of the Forbearance Agreement (the “Forbearance Period”).  In addition, the Forbearance Agreement provides, among other things, for the following:

1.             the interest rate premium payable in respect of loans available under the Credit Agreement has been increased for Eurodollar loans from LIBOR plus 4.50% to LIBOR plus 6.50% and has been increased for base rate loans from the base rate plus 3.25% to the base rate plus 5.25%;

2.             during the Forbearance Period, the default rate shall not apply;

3.             during the Forbearance Period, the Company retains the ability to convert Loans into Eurodollar Rate Loans as provided for in the Credit Agreement so long as the Interest Periods for any such Eurodollar Rate Loans do not extend beyond September 30, 2008;

4.             the Company is prohibited from making payments on account of its Subordinated Debt, other than in accordance with the terms of the subordination provisions and certain payments of certain professional fees and expenses;

5.             the Administrative Agent has the ability to approve any engagement letters entered into by the Company with counsel for or advisors to the holders of any Subordinated Debt; and

6.             the Company shall pay to the Administrative Agent for the benefit of the Lenders a fee in the amount of approximately $6.4 million.

The effectiveness of the Forbearance Agreement is conditioned upon, among other things, receipt of any required approval from the Iowa Gaming and Racing Commission.

Operating Activities

During the three months ended March 31, 2008, operating activities provided $6.4 million in cash flows on $16.5 million in net losses.

Investing Activities and Capital Expenditures

For the three months ended March 31, 2008, we used for investing activities net cash of $1.7 million primarily related to the capital expenditures of $1.9 million spent for the refurbishment of our casino properties and purchase of gaming machines for our route operations.

Capital expenditures for the remainder of the year are anticipated to be approximately $33 million.

Financing Activities

Cash flows provided by financing activities were $33.8 million in the first three months of 2008.  During the first three months of 2008, the Company repaid debt of $1.9 million while borrowing $35.9 million.

We maintain a $860.0 million senior credit facility (“amended Credit Agreement”).  This facility includes a revolving credit facility in the amount of $100.0 million and $751.8 million of term loans that mature on December 2, 2011 if we have not refinanced our 8 1/8% notes, and otherwise on January 3, 2014.  Our revolving credit facility was fully drawn at March 31, 2008.  Interest accrues on borrowings under our senior credit facility based on a floating rate.  This floating rate is based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread.  Our average floating rate on debt incurred under the senior credit facility was 9.3% at March 31, 2008.

At March 31, 2008, our debt included approximately $159.4 million of our 8 1/8% notes and $170.0 million of our 7% notes.  After giving effect to indebtedness under our senior subordinated notes and borrowings under our amended Credit Agreement, our total debt is approximately $1.18 billion.

The Company is currently in default under its amended Credit Agreement and has received Payment Blockage Notices from the Administrative Agent under the amended Credit Agreement, pursuant to which the Administrative Agent advised us and the trustees under the indentures pursuant to which the Company’s Subordinated Notes were issued that, as a result of events of defaults under the amended Credit Agreement, no payments may be made with respect to the Subordinated Notes pursuant to the subordination provisions of the indentures.  For a more detailed discussion of our evaluation of financial and strategic alternatives, refer to our discussion under “Liquidity and Capital Resources—Cash Flows.”

Other significant uses of cash in the three months ended March 31, 2008 include interest.  Our cash payments for interest were $19.5 million for the three months ended March 31, 2008.  There were no distributions to stockholders in the first quarter of 2008.

Cash interest payments for the remainder of 2008 are expected to be approximately $18 million greater than in the same period in 2007.  The Company does not expect to make cash payments for non-tax related stockholder distributions for the remainder of the 2008.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies can be found in our 2007 Form 10-K.  There have been no material changes to our critical accounting polices during the three months ended March 31, 2008.

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

•      expectations regarding our restructuring efforts.

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

•      Our ability to negotiate a restructuring of our outstanding indebtedness.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any cash or cash equivalents as of March 31, 2008 that are subject to market risk based on changes in interest rates.  As a result of our senior credit facility, we are exposed to some market risk due to floating or variable interest rates.  The interest on revolving borrowings and on the term loan under our senior credit facility is based on a floating rate (a base rate or LIBOR), plus a leverage grid-based variable amount.  At March 31, 2008, the principal amount of the related borrowings under our senior credit facility was $860.0 million, all of which was subject to variable interest rates.  A hypothetical 1.0% increase in LIBOR (or base rate) would result in an approximately $8.5 million annual increase in interest expense.

The carrying value of our cash, trade, notes and loans receivable and trade payables approximates fair value primarily because of the short maturities of these instruments.  The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.  Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of current debt outstanding is approximately $645.9 million as of March 31, 2008.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

On February 17, 2006, the Clark County Circuit Court entered judgment of a jury verdict delivered on January 14, 2006 against ETT for $4.1 million in compensatory damages and $10.1 million in punitive damages.  The jury verdict was delivered in connection with an action brought by the family of an individual that alleged that ETT had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from ETT and, while drunk, hit and killed the individual.  The punitive damage award was subsequently lowered to $4.1 million in a post-trial ruling.  The Company believes the award of compensatory and punitive damages against ETT, the liability of ETT, and the amount thereof, is not supportable in either law or in fact and plans to vigorously pursue all appropriate post-trial and other remedies, including exercising its right to appeal.  The Company has appealed this decision.  Based on a review of the legal opinions and facts available to the Company at this time, the Company has not reserved for this lawsuit.

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

ITEM 1A.  RISK FACTORS

Risk Factors Associated with the Company’s Existing Business

We are currently in default under our amended Credit Agreement and continue our evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of the our obligations or a sale of some or all of our businesses.

Please refer to our discussion under “Liquidity and Capital Resources—Cash Flows” for a discussion of this risk factor.

Our operations have been adversely affected by the adopted of certain anti-smoking regulations in Nevada and by the general economic downturn in southern California and Nevada.

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

The results of operations of our route business were also negatively impacted during the last quarter of the 2007 fiscal year and the first quarter of the 2008 fiscal year by the economic downturn in Southern Nevada.  Our route operations derive a significant amount of business from the Southern Nevada market, the economy of which has been negatively impacted by the subprime mortgage crisis.  Consequently, our route revenues were down 14% in the first quarter of fiscal year 2008 when compared to the first quarter of the 2007 fiscal year.

In addition, the results of the operations of the Primm Casinos were negatively impacted during the first quarter of the 2008 fiscal year by the general economic downturn in southern California.  The Primm Casinos derive a significant amount of their business from the Inland Empire region of southern California, which is comprised primarily of the San Bernardino and Riverside counties, the economies of which have been negatively impacted due to a number of factors, including the subprime mortgage crisis and higher gasoline costs.

The results of operations at our northern Nevada and Midwest casinos did not appear to be affected by these economic forces during first quarter of 2008.  However, the Sands property in Reno did show some significant weakness during the first quarter which was mostly attributable to poor weather.

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

The results of the operations of the Primm Casinos continue to be negatively impacted during the first quarter of 2008 by the weakness in the economy of certain areas of Southern California.  As discussed above, the Primm Casinos derive a significant amount of their business from the Inland Empire region of southern California, which is comprised primarily of the San Bernardino and Riverside counties, the economies of which have been negatively impacted due to a number of factors, including the subprime mortgage crisis and higher gasoline costs.  To the extent that gasoline costs remain high and the overall economic weakness of the value sector of the business continues or worsens, the results of the Company are expected to continue to be adversely affected.

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

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

We are in default under of our amended Credit Agreement and have received Payment Blockage Notices from the Administrative Agent under the amended Credit Agreement, pursuant to which the Administrative Agent advised us and the trustees under the indentures pursuant to which the Company’s Subordinated Notes were issued that, as a result of events of default under the amended Credit Agreement, no payments may be made with respect to the Subordinated Notes pursuant to the subordination provisions of the indentures.  For a more detailed discussion of our evaluation of financial and strategic alternatives, refer to our discussion under “Liquidity and Capital Resources—Cash Flows.”

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                 OTHER INFORMATION

On May 14, 2008, we entered into an employment agreement (the “Employment Agreement”) with Troy D. Herbst, who was appointed our Chief Executive Officer on April 30, 2008.  Pursuant to the Employment Agreement, Mr. Troy D. Herbst will receive an annual base compensation of $973,800, which may be increased annually by five percent.  The Employment Agreement commenced May 14, 2008 and the initial term will end December 31, 2009.  The Employment Agreement will automatically renew for successive one-year periods unless sooner terminated, or unless either party notifies the other in writing at least 60 days prior to the date the Employment Agreement is scheduled to expire.  The Employment Agreement provides that if Mr. Herbst’s employment is terminated for Cause (as defined in the Employment Agreement), he will receive no severance payments of any kind.  If he voluntarily terminates employment, he will receive no severance payment of any kind.  In the event we choose to terminate Mr. Herbst’s employment for any reason other than Cause, he will receive a severance payment equal to one year’s salary.  The Employment Agreement also contains a covenant to protect confidential information.  The description is qualified in its entirety by reference to the Employment Agreement, a copy of which is filed as Exhibit 10.2 to this Form 10-Q.

On May 14, 2008, the Company, through mutual agreement, terminated its employment agreement with Edward J. Herbst, who previously served as Chairman and Chief Executive Officer.  As previously disclosed, on April 30, 2008, Mr. Edward J. Herbst was appointed as an Executive Vice President and will remain a Director of the Company.  He is on a leave of absence from his officer duties for personal reasons.

ITEM 6.

EXHIBITS

(a)	Exhibits.

The following exhibits are filed as part of this Form 10-Q:

10.1

Amendment No. 4 and Forbearance and Standstill Agreement dated May 15, 2008 by and among each lender executing a counterpart hereof, Wilmington Trust Company, as administrative agent, Herbst Gaming, Inc. (the “Borrower”) and the Subsidiaries of the Borrower executing a counterpart thereof

10.2	Executive Employment Agreement dated May 14, 2008 between Herbst Gaming, Inc. and Troy D. Herbst.

31.1	Certification of Troy D. Herbst pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mary E. Higgins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Troy D. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2008	HERBST GAMING, INC.
(Registrant)

	By:	/s/ Mary E. Higgins
Mary E. Higgins
	Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1*

Amendment No. 4 and Forbearance and Standstill Agreement dated May 15, 2008 by and among each lender executing a counterpart hereof, Wilmington Trust Company, as administrative agent, Herbst Gaming, Inc. (the “Borrower”) and the Subsidiaries of the Borrower executing a counterpart thereof

10.2*	Executive Employment Agreement dated May 14, 2008 between Herbst Gaming, Inc. and Troy D. Herbst

31.1*	Certification of Troy D. Herbst pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mary E. Higgins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Troy D. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith.