Form 10-Q
period 2008-06-30
HERBST GAMING INC
filed 2008-08-14
CIK 1160294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

FORM 10-Q

i

PART I — FINANCIAL INFORMATION

ITEM 1           FINANCIAL STATEMENTS

HERBST GAMING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2007	June 30, 2008
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$94,282	$117,549
Accounts receivable, net	7,012	7,038
Notes and loans receivable	609	429
Prepaid expenses	17,134	16,083
Inventory	4,995	5,163
Total current assets	124,032	146,262
Property and equipment, net	548,709	565,222
Lease acquisition costs, net	21,551	17,988
Due from related parties	1,704	1,216
Other assets, net	27,892	26,098
Intangibles, net	244,059	236,101
Goodwill	112,438	52,128

Total assets	$1,080,385	$1,045,015

Liabilities and stockholders’ deficiency
Current liabilities
Current portion of long-term debt	$7,634	$1,178,167
Accounts payable	18,429	15,806
Accrued interest	4,562	18,471
Accrued expenses	28,384	28,316
Due to related party	—	75
Total current liabilities	59,009	1,240,835
Long-term debt, less current portion	1,138,436	1
Other liabilities	1,669	1,761

Commitments and contingencies (Note 8)

Stockholders’ deficiency
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
Accumulated deficit	(122,728)	(201,581)

Total stockholders’ deficiency	(118,729)	(197,582)

Total liabilities and stockholders’ deficiency	$1,080,385	$1,045,015

The accompanying notes are an integral part of these
 unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
			(in thousands)
Revenues
Route operations	$71,720	$63,947	$146,469	$128,594
Casino operations	131,278	120,204	210,817	241,200
Other operations	28,615	35,727	36,001	63,505
Total revenues	231,613	219,878	393,287	433,299
Promotional allowances	(17,400)	(15,349)	(28,685)	(30,642)

Net revenues	214,213	204,529	364,602	402,657

Costs of revenues
Route operations	64,217	54,587	129,089	109,868
Casino operations	90,261	88,525	142,768	177,481
Other operations	24,162	30,027	29,803	52,614
General and administrative	8,303	5,121	12,487	10,313
Depreciation and amortization	16,668	14,214	29,000	28,863
Restructuring costs	—	10,525	—	11,821
Loss on impairment of assets	—	34,298	—	34,298
Total costs and expenses	203,611	237,297	343,147	425,258
Income (loss) from operations	10,602	(32,768)	21,455	(22,601)

Other income (expense)
Interest income	388	297	678	545
Interest expense, (net of capitalized interest of $109, $0, $206 and $0, respectively)	(20,418)	(29,858)	(34,092)	(56,797)
Increase in value of derivative instruments	8,074	—	6,741	—
Total other expense	(11,956)	(29,561)	(26,673)	(56,252)
Net income (loss)	$(1,354)	$(62,329)	$(5,218)	$(78,853)

The accompanying notes are an integral part of these

 unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2007	2008
	(in thousands)
Cash flows from operating activities
Net loss	$(5,218)	$(78,853)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	29,000	28,863
Amortization of debt issuance costs	1,663	2,033
Debt discount amortization	71	71
Loss (gain) on sale of property and equipment	16	(160)
Change in value of derivative instruments	(6,741)	—
Loss on impairment of assets	—	34,298
Decrease (increase) in operating assets and liabilities
Accounts receivable	1,374	4
Prepaid expenses	(2,582)	1,051
Inventory	(105)	(168)
Due from related parties	(67)	484
Other assets	(64)	(76)
Increase (decrease) in
Accounts payable	1,797	(2,049)
Accrued interest	148	13,909
Accrued expenses	2,540	(68)
Due to related parties	187	75
Other liabilities	(246)	75
Net cash provided by (used in) operating activities	21,773	(511)
Cash flows from investing activities
Net cash paid for acquisition of Sands	(147,953)	—
Net cash paid for acquisition of Primadonna	(393,182)	—
Additions to notes receivable	(465)	(369)
Collection on notes receivable	1,140	553
Proceeds from sale of property and equipment	45	394
Purchases of property and equipment	(16,195)	(8,579)
Lease acquisition costs	(766)	(83)
Net cash used in investing activities	(557,376)	(8,084)
Cash flows from financing activities
Proceeds from long-term debt	783,000	35,859
Payments of long-term debt	(200,999)	(3,832)
Payment of deferred loan costs	(9,638)	(165)
Stockholders’ distributions	(10,300)	—
Net cash provided by financing activities	562,063	31,862
Net increase in cash and cash equivalents	26,460	23,267
Cash and cash equivalents
Beginning of period	65,640	94,282
End of period	$92,100	117,549
Supplemental cash flow information
Cash paid for interest	$32,417	40,783
Supplemental schedule of non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	$2,295	438

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

•                                               HGI-SJ owns and operates Terrible’s St. Jo Frontier Casino (“St. Jo”) in St. Joseph, Missouri, which was acquired in February 2005.

•                                               HGI-MT owns and operates Terrible’s Mark Twain Casino in La Grange, Missouri (the “Mark Twain”), which was acquired in February 2005.

•                                               The Sands Regent and its direct and indirect wholly-owned subsidiaries, which were acquired on January 3, 2007, own and operate Terrible’s Rail City Casino in Sparks, Nevada (“Rail City”), the Sands Regency Casino Hotel in Reno, Nevada (the “Sands Regency”), the Terrible’s Gold Ranch Casino and RV Resort in Verdi, Nevada (the “Gold Ranch”) and Terrible’s Depot Casino (“Depot Casino”) and Red Hawk Sports Bar (“Red Hawk”), each of which is in Dayton, Nevada (all such properties acquired pursuant to the Sands Regent Acquisition, together the “Sands Casinos”).

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

The gaming industries in the States of Nevada, Iowa and Missouri are subject to extensive state and local government regulation.  The Company’s gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada Gaming Control Board, the Iowa Racing and Gaming Commission and the Missouri Gaming Commission, as well as local jurisdictions.

Basis of Presentation—The condensed consolidated financial statements of Herbst Gaming, Inc. as of June 30, 2008, and for the six months ended June 30, 2008 and 2007 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the financial results for the interim periods.  Our results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008.  These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2007 (the “2007 Form 10-K”).

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

Accounts Receivable—Receivables consist primarily of amounts due from customers as a result of normal business operations.  The Company periodically performs credit evaluations of its customers.  The Company reviews accounts receivable balances in order to determine an allowance for potential credit losses based on our collections experience and the age of the receivables.  At December 31, 2007 and June 30, 2008, the allowance for potential credit losses was $802,000 and $833,000, respectively.

Goodwill and Intangible Assets—The Company has approximately $52,128,000 in goodwill as of June 30, 2008.  In the first quarter of 2007, the Company added approximately $48,873,000 in goodwill as a result of the acquisition of The Sands Regent, and in the second quarter of 2007, the Company added approximately $67,198,000 in goodwill as a result of the acquisition of The Primadonna Company, each as described in footnote 2 below.  As a result of the completion of the allocation of purchase price for the acquisitions referenced in Note 2, goodwill was reduced in the first quarter of 2008 by $7,594,000 for The Sands Regent and $22,017,000 for The Primadonna Company.  As a result of continued deterioration of operating results at the Primm Casinos, the Company determined that as of June 30, 2008, an interim impairment test was necessary for goodwill and intangible assets associated with these properties.  As a result of this test, impairment of goodwill of $30,698,000 associated with the Primm Casinos was recognized in the second quarter of 2008.

We had $236,100,000 in other intangible assets on our consolidated balance sheet as of June 30, 2008.  Based upon an increase in the number of competitors in the Iowa market as well as a slowdown in the overall economy, there was a continued decline in the operating results at Lakeside Iowa.  The Company believed this decline was a triggering event and therefore warranted a review of the value of the intangible assets at the property.  This review resulted in an additional impairment of $3.6 million to the value of the license at Lakeside Iowa (see Note 4).

Restructuring Costs—Restructuring costs are comprised of expenses related to the evaluation of financial and strategic alternatives, and include fees for services from financial, legal and accounting advisors as well as fees related to the May 15, 2008 forbearance agreement (see Note 5).

Recently Issued Accounting Standards

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities.  This FSP concludes that those unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and must be included in the computation of both basic and diluted earnings per share (the two-class method).  This FSP is effective in the first quarter of 2009 and is to be applied on a retrospective basis to all periods presented.  The issue shall be effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning January 1, 2009.  We do not believe that the adoption of FSP No. EITF 03-6-1 will have an impact on our consolidated financial statements, as our Company has not granted share-based awards.

In May 2008, the FASB issued FAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  Although we can provide no assurances, we do not believe that the adoption of SFAS 162 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008.  We have not yet determined the effect, if any, that the adoption of FSP 142-3 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, (“SFAS 161”).  SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Although we can provide no assurances, we do not believe that the disclosure enhancements related to the adoption of SFAS 161 will have a material impact on the disclosures to our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements, to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We have not yet determined the effect, if any, that the adoption of SFAS 157 will have on our consolidated financial statements.

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

The allocation of the purchase price for the Primm Acquisition, which was finalized during the quarter ended March 31, 2008, is as follows:

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

The above table reflects an adjustment from estimated amounts reported on the 2007 Form 10-K as the final fair values for property, plant and equipment were still based on management’s estimate at the time of the 2007 Form 10-K filing.  Management, upon completion of the finalization of the purchase price allocation, determined that the fair value of the amounts for property, plant and equipment was greater than our initial estimate by approximately $24.3 million, and the Customer Loyalty Program was less by approximately $2.3 million, with a corresponding adjustment to goodwill.

Sands Regent Acquisition

On January 3, 2007, the Company completed the acquisition of The Sands Regent (the “Sands Regent Acquisition”), paying approximately $149 million in cash for the outstanding securities of The Sands Regent, the repayment of outstanding debt and related fees. The purchase price allocation is described in the following tables.  Pursuant to the Sands Regent Acquisition, the Company acquired Rail City, the Sands Regency, the Gold Ranch, Depot Casino and Red Hawk.  The Company used borrowings under its senior credit facility to fund the purchase price of the Sands Regent Acquisition.  The Sands Regent Acquisition was recorded under the purchase method of accounting and the results of operations of the assets of The Sands Regent have been included in the Company’s consolidated results following the date of acquisition. All of the goodwill associated with the Sands Regent Acquisition is included in the “Casino Operations—Nevada” reporting segment.

The allocation of the purchase price for the Sands Regent Acquisition, which was finalized during the quarter ended March 31, 2008, is as follows:

Fair Market Value of assets acquired (in thousands) net of cash:

Receivables	$4,726
Inventory	600
Prepaid	2,132
Property, plant and equipment	73,382
Intangible assets
Trade Name	14,550
Customer Loyalty Program	10,500
Goodwill	48,873

Fair Market Value of liabilities assumed (in thousands):

Accounts payable	$(2,150)
Accrued expenses	(3,962)
Total cash purchase price	$148,651

The above table reflects an adjustment from estimated amounts reported on the 2007 Form 10-K as the final fair values for property, plant and equipment were still based on management’s estimate at the time of the 2007 Form 10-K filing.  Management, upon completion of the finalization of the purchase price allocation, determined that the fair value of the amounts for property, plant and equipment was greater than our initial estimate by approximately $8.5 million, and the Customer Loyalty Program was less by approximately $0.9 million, with a corresponding adjustment to goodwill.

3.                                      PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31, 2007	June 30, 2008

Building	$411,730	$447,184
Gaming equipment	139,212	140,534
Furniture, fixtures, and equipment	81,078	82,812
Leasehold improvements	2,038	2,057
Land	37,528	36,930
Barge	17,160	17,160
Construction-in-progress	10,673	11,640
	699,419	738,317
Less accumulated depreciation	(150,710)	(173,095)
	$548,709	$565,222

4.                                      GOODWILL AND INTANGIBLE ASSETS

During the first quarter of 2007, we acquired the stock of The Sands Regent and during the second quarter of 2007 we acquired the Primm Properties.  In connection with these transactions, we recorded a significant amount of goodwill included in the table below.

SFAS No. 142 requires the Company to test goodwill and other indefinite lived intangible assets on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value below the amount reflected in the balance sheet.  The annual test, which is performed by the Company as of October 31 in the fourth quarter of each year, requires that the Company compare the carrying amount of the intangibles reflected on the balance sheet to the fair value of the intangibles.  As a result of continued deterioration of operating results at the Primm Casinos, the Sands Casinos and Lakeside Iowa, the Company determined that as of June 30, 2008, an interim impairment test was necessary for the goodwill associated with these properties.  Based upon significant declines in operating income relative to expectations and expected continuation of those declines, the Company determined a “triggering event” occurred at these properties, requiring interim analysis of intangibles.  An analysis of the value of the intangible assets and goodwill was performed in June 2008 for the properties acquired in the Sands Acquisition, the properties acquired in the Primm Acquisition and Lakeside Iowa.  The result of that analysis suggested that there was no further impairment as of June 30, 2008 with respect to the properties acquired in the Sands Acquisition.  Analysis of goodwill at the Primm Properties resulted in an additional impairment of $30.7 million to goodwill and analysis of the intangible assets at the Lakeside Iowa property resulted in an additional impairment of $3.6 million.

Intangible assets

On February 2, 2005, the Company acquired the assets of the casino operation located in Osceola, Iowa (the Grace Acquisition).  During 2006, four new casino licenses began operations in the state of Iowa.  Since those new licensees have begun operations, Lakeside Iowa has experienced significant operational challenges and the earnings of this casino have declined significantly.  Fair market values of the intangibles and goodwill, totaling approximately $122.0 million and $1.2 million respectively, were recorded on our balance sheet and represented a substantial portion of total assets.  The fair value of intangibles and goodwill is dependent on both the future cash flows expected to be generated by the assets and other market conditions that impact the value a willing buyer would pay for such assets.  Due to a continued deterioration in the operations of Lakeside Iowa and management’s belief that the deterioration in operations is likely to continue, the Company recognized a non-cash impairment charge of $33.3 million during its annual review of intangible assets in October 2007, which is comprised of $33.3 million in impairment to the gaming license to reduce its carrying value to its estimated fair value. Since that time market conditions and operational performance of Lakeside Iowa continued to deteriorate and as such the Company determined a triggering event had occurred in the second quarter of 2008. After an interim valuation of the license at Lakeside Iowa, the Company recognized additional non-cash impairment charges of $3.6 million.

Intangible assets consist of the following (dollars in thousands):

	December 31, 2007		June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Amortized intangible assets
Customer Loyalty Programs	$27,550	$3,612	$24,350	$4,553
Non-Competition Agreement	2,180	948	2,180	1,166
Total	29,730	4,560	26,530	5,719

Unamortized intangible assets
Gaming License Rights	196,800		196,800
Impairment of intangibles	(33,300)		(36,900)
Patent applications	240		240
Tradename	55,150		55,150
Total	$218,890		$215,290

Goodwill

The fair market value of intangibles and goodwill are dependant on both the future cash flows expected to be generated by the assets and other market conditions that impact the value a buyer would pay for such assets.  Subsequent to the purchase of the Primm Casinos, the operating results declined significantly, which management believes is primarily as a result of economic pressures in Primm’s primary markets in Southern California.  These declines resulted in the Company recording a non-cash impairment charge in the fourth quarter of 2007 of $36.5 million to reduce the carrying value of goodwill.  Subsequent to December 2007, operating results have declined further as economic pressures have continued and competition has increased for Southern California and Southern Nevada customers.  Based on the interim impairment test referenced above, at June 30, 2008, the Company recognized a non-cash impairment charge of $30.7 million to reduce to zero the carrying value of goodwill related to the assets acquired in the Primm Acquisition.

The changes in the carrying amount of goodwill for the six months ended June 30, 2008 are as follows (in thousands):

Balance as of January 1, 2008	$112,438
Adjustment to goodwill from finalization of purchase price allocation of Sands Acquisition	(7,594)
Adjustment to goodwill from finalization of purchase price allocation of Primm Acquisition	(22,017)
Impairment of goodwill related to the Primm Properties	(30,698)
Total	$52,128

5.                                      LONG-TERM DEBT

We maintain a $860.0 million senior credit facility (the “amended Credit Agreement”).  This facility includes a revolving credit facility in the amount of $100.0 million and $751.8 million of term loans that mature on December 2, 2011 if we have not refinanced our 8 1/8% Senior Subordinated Notes due 2012 (the “8 1/8% Notes”), and otherwise on January 3, 2014.  Our revolving credit facility was fully drawn at June 30, 2008.  Interest accrues on borrowings under the amended Credit Agreement based on a floating rate.  This floating rate is based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread.  Our average floating rate on debt incurred under the amended Credit Agreement was 9.75% at June 30, 2008.

As disclosed in the 2007 Form 10-K, the Company is currently in default under the amended Credit Agreement.  In addition to the previously disclosed default due to the “going concern” qualification in our auditors’ report on our annual financial statements, as of the end of the second quarter of 2008, we were not in compliance with financial ratio covenants of the amended Credit Agreement.  The amounts outstanding under the amended Credit Agreement are classified as current liabilities in the Company’s balance sheet.

On May 13, 2008, we received payment blockage notices from the Administrative Agent under the amended Credit Agreement, pursuant to which the Administrative Agent advised us and the trustees under the indentures pursuant to which the Company’s 8 1/8% Notes and 7% Senior Subordinated Notes due 2014 (the “7% Notes” and, collectively with the 8 1/8% Notes, the “Subordinated Notes”) were issued that, as a result of events of defaults under the amended Credit Agreement, no payments may be made with respect to the Subordinated Notes pursuant to the subordination provisions of the indentures.  In accordance with the payment blockage notices, we did not make the interest payments on the 7% Notes due May 15, 2008 and on the 8 1/8% Notes due June 1, 2008 within 30 days of the scheduled payment dates, resulting in events of default under the indentures.  As a result, each of the trustees may, or holders of 25% of the outstanding principal amount of notes issued under the relevant indenture may direct such trustee to, accelerate the maturity of the notes issued under that indenture.  Under the subordination provisions referenced above, payment may be resumed on the earlier of the date upon which such events of default under the amended Credit Agreement are cured or waived and 180 days after the date on which the payment blockage notices were received, unless the amended Credit Agreement debt has been accelerated.  The amounts outstanding under the Subordinated Notes were reclassified as current liabilities in the Company’s balance sheet.

On May 15, 2008, we entered into a forbearance and standstill agreement (the “Forbearance Agreement”) with respect to the amended Credit Agreement, the terms of which are summarized below.

We continue our evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of our obligations or a sale of some or all of our businesses.  We and our advisors are actively working toward such a transaction that would address the decline in our operating results and our capital structure, including our outstanding indebtedness.  We cannot assure you that we will be successful in undertaking any such alternative in the near term, including prior to the expiration of the Forbearance Period (as defined below).

If the lenders under the amended Credit Agreement were to accelerate repayment of all amounts outstanding under the amended Credit Agreement upon expiration or termination of the Forbearance Agreement or upon occurrence of an event of default under the amended Credit Agreement, other than the Specified Defaults (as defined below), or the holders of the 7% Notes or the 8 1/8% Notes were to accelerate the indebtedness outstanding under the relevant indenture, we would be required to refinance or restructure the payments on that debt.  We cannot assure that we would be successful in completing a refinancing or restructuring, if necessary.  If we were unable to do so, we may be required to seek protection under Chapter 11 of the U. S. Bankruptcy Code.

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

6.                                       the Company shall pay to the Administrative Agent for the benefit of the Lenders a fee in the amount of approximately $6.4 million.

Long-term debt is expected to mature as follows (dollars in thousands):

June 30, 2008

2009	1,178,167
2010	1
2011	—
2012	—
2013	—
Thereafter	—
Total	$1,178,168

6.                                      BUSINESS SEGMENTS

The Company operates through two business segments: slot route operations and casino operations.  The slot route operations involve the installation, operation and service of slot machines at strategic, high traffic non-casino locations such as grocery stores, drug stores, convenience stores, bars and restaurants.  Casino operations are broken into geographic segments: casinos located in Nevada and casinos located in other states.  The Nevada locations include: Terrible’s Town Casino in Henderson, Nevada, Terrible’s Casino Searchlight in Searchlight, Nevada, Terrible’s Town Casino and Terrible’s Lakeside Casino, both of which are located in Pahrump, Nevada, Terrible’s Casino, the Sands Casinos and the Primm Casinos.  Casinos located in other states are:  Lakeside Iowa, the Mark Twain and St. Jo.  These segment results are regularly provided to the Office of the Chief Executive Officer of the Company, the members of which are the chief operating decision-makers of the Company.

Net revenues, income from operations, depreciation and amortization and EBITDA (as defined in footnote 1 below) for these segments are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net revenues
Slot route operations	$71,709	$63,930	$146,433	$128,549
Casino operations:
Nevada	83,033	75,602	120,847	150,659
Other states	30,856	29,270	61,321	59,944
Other operations—non gaming	28,615	35,727	36,001	63,505
Total net revenues	$214,213	$204,529	$364,602	$402,657
Income from segment operations

Slot route operations	$1,788	$4,807	$5,962	$9,484
Casino operations:
Nevada	7,128	(29,174)	10,971	(28,286)
Other states	5,615	1,625	10,970	7,582
Total income (loss) from segment operations	14,531	(22,742)	27,903	(11,220)
Other	4,374	5,620	6,039	10,753
General and administrative	(8,303)	(5,121)	(12,487)	(10,313)
Restructuring costs	—	(10,525)	—	(11,821)
Total income (loss) from operations	10,602	(36,342)	21,455	(22,601)

Depreciation and amortization
Slot route operations	$5,704	$4,536	$11,382	$9,197
Casino operations:
Nevada	8,046	6,775	11,818	13,877
Other states	2,839	2,823	5,641	5,651
Other expenses	79	80	159	138
Total depreciation and amortization	$16,668	$14,214	$29,000	$28,863

Segment EBITDA (1)
Slot route operations	$7,492	$9,343	$17,344	$18,681
Casino operations:
Nevada	15,174	8,299	22,789	16,289
Other states	8,454	8,048	16,611	16,833
Other and corporate	(3,462)	(9,649)	(5,611)	(10,698)
Depreciation and amortization	(16,668)	(14,214)	(29,000)	(28,863)
Interest expense, net of capitalized interest	(20,418)	(29,858)	(34,092)	(56,797)
Loss on impairment of assets	—	(34,298)	—	(34,298)
Increase in value of derivative instruments	8,074	—	6,741	—
Net income (loss)	$(1,354)	(62,329)	$(5,218)	$(78,853)

(1)         Segment EBITDA, a non-GAAP measure, is used by management to measure segment profits and losses and consists of income from segment operations plus depreciation and amortization and non-cash impairment charges and is calculated before allocation of overhead and change in value of derivative instruments.  The table presents, for the periods indicated, a presentation of non-GAAP financial measures reconciled to the closest GAAP measure, net income (loss).  “EBITDA” means earnings before interest, tax, depreciation and amortization.

7.                                           RELATED-PARTY TRANSACTIONS

Slot Route Contract with Terrible Herbst, Inc.

The Company rents space for certain slot machine route operations in convenience stores owned by Terrible Herbst, Inc. (“Terrible Herbst”), a corporation in which the owners of the Company are officers and which is beneficially owned by the parents of the Company’s owners.  Rent expense of approximately $1.7 million, $1.8 million, $3.4 million and $3.5 million was incurred for the three months ended June 30, 2007 and 2008 and the six months ended June 30, 2007 and 2008, respectively, under the Company’s agreement for the exclusive placement of slot machines in Terrible Herbst convenience store locations.  This agreement expires on December 31, 2009 but may be extended at the option of the Company for one additional term of five years at certain increased license fees in accordance with the terms of the agreement.

8.                                           COMMITMENTS AND CONTINGENCIES

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

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from both sales and use tax.  On April 24, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision.  On July 17, 2008, the Nevada Supreme Court denied the Department’s Petition.  We have been paying use tax on food purchased for subsequent use as complimentary and employee meals at our Nevada casino properties and are in the process of quantifying the amount of our potential refund, which we estimate to be approximately $1.8 million, excluding interest, from July 1, 2001 through January 1, 2008.  Based on the denial of the petition, as of January 1, 2008, the Company will no longer accrue for these taxes in the current tax year but due to the uncertainty regarding the method for reimbursement to the Company of taxes paid to date, we will not record any gain from previous tax years until the tax refund is realized.

Business Interruption

In June 2008, our property in La Grange, Missouri was closed for a short period due to flooding.  The Company maintains business interruption insurance and has been notified by the carrier that we are covered for this incident under the policy and we anticipate a claim settlement of approximately $376,000 that will be recorded as a reduction of expenses and lost profits once the claim settelement is finalized.  As of June 30, 2008, the Company was still negotiating the settlement, and as such, no amounts are currently recorded in our consolidated financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a diversified gaming company that focuses on two business lines: slot route operations and casino operations.  At June 30, 2008, we owned and operated 16 casinos and a slot route operation.  Our route operations involve the exclusive installation and, as of June 30, 2008, operation of approximately 6,900 slot machines in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants.  Our casino operations consist of sixteen casinos located in Nevada, Iowa and Missouri, all operated or, with respect to our newly acquired properties, expected to be operated, under the “Terrible’s” brand.  We are in the process of re-branding the Sands Casinos and Primm Casinos under the “Terrible’s” brand.

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

Our revenues are primarily derived from gaming revenues, which include revenues from slot machines and table games.  Gaming revenues are generally defined as gaming wins less gaming losses.  Our largest component of revenues is from our slot machines.  Promotional allowances consist primarily of food and beverages furnished gratuitously to customers.  The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances. We calculate income from operations as net revenues less total operating costs and expenses.  Income from operations represents only those amounts that relate to our operations and excludes interest income, interest expense and other non-operating income and expenses.  Segment EBITDA consists of income from segment operations plus depreciation and amortization, interest expense and loss on impairment of assets, and is calculated before an allocation of overhead.

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

On January 3, 2007, we consummated the Sands Regent Acquisition, paying approximately $149 million in cash for the outstanding securities of The Sands Regent, the prepayment of outstanding debt and the payment of related fees.  Pursuant to the Sands Regent Acquisition, we acquired Rail City, the Sands Regency, the Gold Ranch, a California lottery station located on the Nevada/California border and Depot Casino.

On April 10, 2007, the Company completed the Primm Acquisition for a net cash purchase price of $394 million. The properties purchased include Buffalo Bill’s, Whiskey Pete’s and Primm Valley.  Also included in the purchase were a California lottery station located on the Nevada/California border, three gasoline stations and the Primm Travel Center.

We used proceeds from the amended Credit Agreement to fund both acquisitions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

Route Operations

	Three months ended June 30, 2007		Three months ended June 30, 2008
	$	% of revenue	$	% of revenue
		(dollars in thousands)
Slot route revenue	$71,720	100.0%	$63,947	100%
Promotional allowances	(11)	0.0	(17)	0.0
Direct expenses	(64,217)	89.5	(54,587)	85.4
EBITDA	7,492	10.5	9,343	14.6
Depreciation and amortization	(5,704)	8.0	(4,536)	7.1
Income from slot route operations	$1,788	2.5%	$4,807	7.5%

Route operations accounted for 29% of total revenues during the three months ended June 30, 2008, compared to 31% of total revenues during the three months ended June 30, 2007.  Total revenues from route operations were $63.9 million for the three months ended June 30, 2008, a decrease of $7.8 million, or 11%, from $71.7 million for the three months ended June 30, 2007.  At June 30, 2008, we were operating approximately 6,900 slot machines, which is 500 less than the approximately 7,400 we operated at June 30, 2007.  The decrease in route revenue in the second quarter of 2008 primarily reflects general economic weakness in Nevada.  Although there may have been some continued impact from the smoking ban that took effect in late 2006, we believe the negative effects of such smoking ban on route revenue were relatively consistent between the second quarters of 2008 and 2007 as the ban was in place during the second quarter of 2007.

Route operating costs were $54.6 million, or 85% of route revenues, for the three months ended June 30, 2008.  This compares to $64.2 million, or 90% of route revenues, for the same period in 2007. The decline in operating expenses was $9.6 million, or 15%.  The decrease in route operating expenses was comprised of a decrease of approximately $5.0 million in space lease expenses negotiated in late summer 2007. The remaining decrease in expenses was associated with the lower revenues at our participation locations, which are route accounts where the operating contract provides for a decrease in revenue share costs in proportion to revenue decline and lower costs associated with other reductions in space lease and direct expenses.

As a result of these factors, route EBITDA for the three months ended June 30, 2008 was $9.3 million, an increase of $1.8 million, or 24%, from $7.5 million for the three months ended June 30, 2007.

Casino Operations

	Three months ended June 30, 2007		Three months ended June 30, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$131,278	100.0%	$120,204	100.0%
Promotional allowances	(17,389)	13.2	(15,332)	12.8
Direct expenses	(90,261)	68.8	(88,525)	73.6
EBITDA	23,628	18.0	16,347	13.6
Depreciation and amortization	(10,885)	8.3	(9,598)	8.0
Impairment of assets	—	—	(34,298)	(28.5)
Income (loss) from casino operations	$12,743	9.7%	(27,549)	(22.9)%

Casino operations accounted for 55% of total revenues for the three-month period ended June 30, 2008 and 57% of total revenues for the three months ended June 30, 2007.  Total revenues derived from casino operations were $120.2 million for the three months ended June 30, 2008, a decrease of $11.1 million, or 8%, from $131.3 million for the three months ended June 30, 2007.  The decrease is due primarily to the impact of the general weakness of the economy, particularly the economic weaknesses in Nevada and California, the two main feeder markets for our Nevada casinos.  The acquisition of the Primm Casinos occurred on April 10, 2007; as a result, the 2008 period includes ten additional days of operations at the Primm Casinos.

The results for the quarter showed an overall decline in casino EBITDA from $23.6 million in the second quarter of 2007 to $16.3 million during the second quarter of 2008.  The $7.3 million decline was a result of significant declines at our Primm Casinos, down $5.7 million when compared to the second quarter of 2007, and a decline of $1.9 million at the Sands Regency.  Both locations depend to a significant degree on drive-in traffic that was adversely impacted during the quarter as the region experienced rising gasoline costs and difficult economic environments in California and Nevada, their feeder markets.  There were some improvements in the results of Rail City, which was renovated in May 2007, as well as a slight rebound in both of the casinos located the Pahrump market.  We address these results more fully in the segment discussions below.

Casino Operations — Nevada

	Three months ended June 30, 2007		Three months ended June 30, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$95,287	100.0%	$86,348	100.0%
Promotional allowances	(12,254)	12.9	(10,744)	12.4
Direct expenses	(67,859)	71.2	(67,303)	77.9
EBITDA	15,174	15.9	8,299	9.7
Depreciation and amortization	(8,046)	8.4	(6,775)	7.8
Impairment of assets	—		(30,698)	(35.6)
Income from casino operations	$7,128	7.5%	$(29,174)	(33.5)%

Revenues derived from Nevada casino operations were $86.3 million for the three months ended June 30, 2008, a decrease of $9.0 million, or 9%, from $95.3 million for the three months ended June 30, 2007.   Revenues were lower at all our casinos in Nevada except Rail City.  The revenues at our casinos located in Southern Nevada, other than the Primm Casinos, declined approximately 5%, or $1.1 million, to $22.9 million in the second quarter of 2008 from $24.0 million during the second quarter of 2007.  Promotional costs for these Southern Nevada casinos declined $0.3 million, resulting in net revenue for these casinos decreasing by $0.8 million for the quarter.  The Northern Nevada casinos had a significant decline in revenues of 15%, or $3.5 million, from $22.6 million during the second quarter of 2007 to $19.1 million in the second quarter of 2008.  The decreases in revenues were primarily at the Sands Regency, at which revenues decreased by $3.7 million, or 32%, and the Gold Ranch, at which revenues decreased by $0.3 million, or 15%.  In the aggregate net revenues at our Nevada casino locations (other than the Primm Casinos) were down approximately 10%, or $4.1 million, from the second quarter of 2007.

Casino operations at the Primm Casinos had a very challenging second quarter.  Revenues declined from $48.6 million in the quarter ended June 30, 2007, to $44.3 million in the second quarter of 2008, a decline of $4.3 million, or 8.8%.  The 2008 period includes ten additional days because the Primm Acquisition occurred on April 10, 2007.  The decline at the Primm Casinos was primarily a result of a $3.8 million decline in slot revenue, which was associated with a significant downturn in the Southern California economy.  Due to the declining results at the Primm Casinos, the Company recorded a further impairment charge of $30.7 million in the second quarter of 2008, reducing the goodwill associated with the Primm Casinos to zero.  See Note 4 to the financial statements above for a discussion of impairment of goodwill.

Promotional allowances for our Nevada casinos were down slightly from 12.9% of revenues for the three months ended June 30, 2007 to 12.4% of revenues for the three months ended June 30, 2008.  This percentage decrease is the result of $1.5 million in decreased promotional costs, which was related to decreased revenue.

Nevada casino operating costs for the three months ended June 30, 2008 were $67.3 million, down $0.6 million from the second quarter of 2007.  Operating costs of the Primm Casinos were $38.1 million, an increase of $2.3 million due mostly to 10 additional days being included in the 2008 quarter.  Operating expenses at our other Nevada casinos were down $2.9 million, or 8.9%, from $32.1 million during the second quarter of 2007 to $29.2 million for the second quarter of 2008.  Expense reductions were primarily associated with lower volume-related expenses such as cost of sales, as well as reduced payroll due to lower staffing levels in response to reduced business volume.

The decrease in depreciation and amortization in the quarter was primarily a result of the finalization of the purchase price allocation of both the Primm and the Sands Acquisitions.  The depreciation number in 2007 was an estimate prior to the final valuation.

Nevada casino EBITDA (excluding impairment charges for the Primm Casinos of $30.7 million) was $8.3 million for the three months ended June 30, 2008 compared to $15.2 million for the three months ended June 30, 2007.

The Primm Casinos’ EBITDA (excluding impairment charges of $30.7 million) of $0.9 million was $5.7 million lower than the same period in 2007.  The Northern Nevada properties had EBITDA of $2.9 million, down $1.6 million from the second quarter of 2007.  With significant expense reductions in food costs and payroll, the remaining Nevada casinos showed an overall increase with an EBITDA of $4.5 million in the second quarter of 2008 compared to $4.2 million in the second quarter of 2007.  This increase was primarily attributable to a relatively flat performance at the Las Vegas property, while the two Pahrump properties and Rail City showed an improvement from 2007.

Casino Operations — Other states

	Three months ended June 30, 2007		Three months ended June 30, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$35,991	100.0%	$33,858	100.0%
Promotional allowances	(5,135)	14.3	(4,588)	13.6
Direct expenses	(22,402)	62.2	(21,222)	62.7
EBITDA	8,454	23.5	8,048	23.7
Depreciation and amortization	(2,839)	7.9	(2,823)	8.3
Impairment of assets	—	—	(3,600)	(10.6)
Income from casino operations	$5,615	15.6%	$1,625	4.8%

Casino operations in other states accounted for 15% of total revenues for the three months ended June 30, 2008 and 16% of total revenues for the three months ended June 30, 2007.  Total revenues derived from casino operations located in states other than Nevada were $33.9 million for the three months ended June 30, 2008, a decrease of $2.1 million, or 6%, from $36.0 million for the three months ended June 30, 2007.

Promotional allowances for the three months ended June 30, 2008 were $4.6 million compared to $5.1 million for the three months ended June 30, 2007, a decrease of $0.5 million, or 11%, which was related to decreased revenues.

Other state casino operating costs were $21.2 million, or 63% of revenues, for the three months ended June 30, 2008, a decrease of $1.2 million, compared to $22.4 million, or 62% of revenues, for the three months ended June 30, 2007.  Expense reductions were primarily associated with lower volume-related expenses such as cost of sales, as well as with reduced payroll resulting from lower staffing levels implemented in response to reduced business volume.

Operating results at Lakeside Iowa have continued to decline as economic pressures have continued and competition has intensified in the Iowa market.  An interim impairment test was performed at June 30, 2008, and as a result the Company recognized a non-cash impairment charge of $3.6 million to reduce the carrying value of the license acquired in the acquisition of this property.  See Note 4 to the financial statements for further discussion of impairment of these intangible assets.

Other state casino EBITDA excluding impairment charges was $8.0 million for the three months ended June 30, 2008, a decrease of $0.5 million, or 3%, from $8.5 million for the three months ended June 30, 2007.  All these facilities were impacted by flooding in the region during June, with the Mark Twain being closed for approximately two weeks.  The Company expects an insurance recovery of approximately $0.3 million related to the closure.

Other Operations

Revenue from other operations consists of revenue from sources such as gasoline and convenience store sales, ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations.  Our gas station operations include our gas station and convenience store located in Osceola, Iowa, the Gold Ranch and the three gas stations acquired pursuant to the Primm Acquisition.  Revenues from other operations were $35.7 million for the three months ended June 30, 2008 compared to $28.6 million for the three months ended June 30, 2007, an increase of $7.1 million, substantially all of which was associated with the revenue from gas station and other operations at the Primm facilities due to higher gasoline prices, 10 additional days of operations in the 2008 period when compared to the 2007 period, as well as higher diesel sales due to aggressive pricing.

Costs associated with these revenues were $30.0 million for the three months ended June 30, 2008 and $24.2 million for the three months ended June 30, 2007, an increase of $5.8 million, primarily the result of increases in the cost of gasoline.

Promotional Allowances

Promotional allowances were $15.3 million, or 7% of total revenues, for the three months ended June 30, 2008, a decrease of $2.1 million, or 12%, from $17.4 million, or 7.5% of total revenues, for the three months ended June 30, 2007.   The decrease occurred across all properties except Rail City, where revenue and promotional allowances increased over the same quarter last year.  Decreases in promotional allowances were primarily the result of revenue declines.

Costs of Revenues

	Three months ended June 30, 2007		Three months ended June 30, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Other operations	$(24,162)	10.4%	$(30,027)	13.6%
General and administrative	(8,303)	3.6%	(5,121)	2.3%
Depreciation and amortization	(16,668)	7.2%	(14,214)	6.5%
Restructuring costs	—		(10,525)	4.8%

General and administrative (“G&A”) expenses were $5.1 million for the three months ended June 30, 2008, or $3.2 million lower than the $8.3 million for the three months ended June 30, 2007.  The decrease was due to higher G&A expenses incurred during the second quarter of 2007 with regard to the acquisition of  the Primm Casinos.  G&A expenses as a percentage of revenue were 2.3% for the second quarter of 2008 compared to 3.6% for the second quarter of 2007.

During the quarter, the Company also incurred costs associated with its restructuring process, which is described in “Liquidity and Capital Resources.”  These costs were $10.5 million for the quarter ended June 30, 2008 and are primarily associated with legal and advisory fees.

Depreciation and amortization expense was $14.2 million for the three months ended June 30, 2008, a decrease of $2.5 million, from $16.7 million for the three months ended June 30, 2007.  The decrease in depreciation and amortization in the quarter was primarily a result of the finalization of the purchase price allocation of both the Primm and the Sands Acquisitions; the depreciation number in 2007 was an estimate prior to the final valuation.  Additionally, the carrying value of certain route contracts was reduced in the second half of 2007 as a result of impacts from the smoking ban on our route operations, thus reducing associated amortization in 2008.

Income (Loss) from Operations

As a result of the factors discussed above, most notably the decline in revenues due to the general economic downturn, the impairment of goodwill and intangible assets and restructuring costs, the Company had a loss from operations of $32.8 million for the three months ended June 30, 2008, compared to income from operations of $10.6 million for the three months ended June 30, 2007.

Other Expenses

Other expense was $29.6 million for the three months ended June 30, 2008, an increase of $17.6 million from $12.0 million for the three months ended June 30, 2007.

Our interest costs increased from $20.4 million during the three months ended June 30, 2007 to $29.9 million during the three months ended June 30, 2008.  This increase was primarily due to a higher average borrowing rate on floating rate debt.

Net Loss

Net loss for the three months ended June 30, 2008 was $62.3 million compared to net loss of $1.4 million for the three months ended June 30, 2007.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

Route Operations

	Six months ended June 30, 2007		Six months ended June 30, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$146,469	100.0%	$128,594	100.0%
Promotional allowances	(36)	0.0	(45)	0.0
Direct expenses	(129,089)	88.1	(109,868)	85.4
EBITDA	17,344	11.9	18,681	14.6
Depreciation and amortization	(11,382)	7.8	(9,197)	7.2
Income from slot route operations	$5,962	4.1%	$9,484	7.4

Route operations accounted for 30% of total revenues during the six months ended June 30, 2008 compared with 37% of total revenues for the six months ended June 30, 2007.  Total revenues from route operations were $128.6 million for the six months ended June 30, 2007, a decrease of $17.9 million, or 12%, from $146.5 million for the six months ended June 30, 2007.  At June 30, 2008, we were operating approximately 6,900 slot machines, which is 500 less than the approximately 7,400 we were operating as of June 30, 2007.  The decrease in route revenue in the first half of 2008 primarily reflects general economic weakness in Nevada.  Although there may have been some continued impact from the smoking ban that took effect in late 2006 on our route operations for the first six months of 2008, we believe the negative effects of the smoking ban on route revenue for the six months ended

June 30, 2007 and June 30, 2008 were relatively consistent in both periods as the ban was in place during the first six months of 2007.

Route operating costs were $109.9 million, or 85% of route revenues, for the six months ended June 30, 2008.  This compares to $129.1 million, or 88% of route revenues, for the same period in 2007.  The decrease in route operating expenses was primarily associated with the decrease of approximately $10.0 million in space lease expenses negotiated in late summer 2007.  The remaining decrease in expenses was associated with the lower revenues at our participation locations, which are route accounts where the operating contract provides for a decrease in revenue share costs in proportion to revenue decline and lower costs associated with other reductions in space lease and direct expenses.  Route EBITDA for the six months ended June 30, 2008 was $18.7 million, an increase of $1.4 million, or 8.0%, from $17.3 million for the six months ended June 30, 2007.

Casino Operations

	Six months ended June 30, 2007		Six months ended June 30, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$210,817	100.0%	$241,200	100.0%
Promotional allowances	(28,649)	13.6	(30,597)	12.7
Direct expenses	(142,768)	67.7	(177,481)	73.6
EBITDA	39,400	18.7	33,122	13.7
Depreciation and amortization	(17,459)	8.3	(19,528)	8.1
Impairment	—	—	(34,298)	(14.2)
Income (loss) from casino operations	$21,941	10.4	$(20,704)	(8.6)

Casino operations accounted for 55% of total revenues for the six months ended June 30, 2008 and 54% of revenues for the six months ended June 30, 2007.  Total revenues derived from casino operations were $241.2 million for the six months ended June 30, 2008, an increase of $30.4 million, or 14%, from $210.8 million for the six months ended June 30, 2007.  The increase is due to the inclusion of the results of the Primm Casinos, which were acquired on April 10, 2007 and contributed an additional $39.1 million in revenues for the first six months of 2008 relative to the comparable period in 2007.

The results from the casino segment are mixed for the six-month period.  The addition of the Primm Casinos provided for much of the year-over-year increase as they were not acquired until April 2007; however, revenues and income from the Primm Casinos in 2008 were significantly below the 2007 results for the period from April 10, 2007 (the date of acquisition) through June 30, 2007.  The results for the 2008 six-month period showed some improvement in the results at Rail City.  However, the first six months of 2008 also saw significant weakness at the Primm Casinos as discussed above and at the Sands Regency.  We address these results more fully in the segment discussions below.

Casino Operations — Nevada

	Six months ended June 30, 2007		Six months ended June 30, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$139,220	100.0	$172,010	100.0
Promotional allowances	(18,373)	13.2	(21,351)	12.4
Direct expenses	(98,058)	70.4	(134,370)	78.1
EBITDA	22,789	16.4	16,289	9.5
Depreciation and amortization	(11,818)	8.5	(13,877)	8.1
Impairment	—	—	(30,698)	(17.8)
Income (loss) from casino operations	$10,971	7.9	$(28,286)	(16.4)

Nevada casino operations accounted for 40% of total revenues for the six months ended June 30, 2008 and 35% of total revenues for the six months ended June 30, 2007.  Revenues derived from Nevada casino operations were $172 million for the six months ended June 30, 2008, an increase of $32.8 million, or 24%, from $139.2 million for the six months ended

June 30, 2007.  The increase is attributable primarily to the inclusion of revenue from the Primm Casinos, which were acquired on April 10, 2007.   Revenues were flat or decreased at our other casinos in Nevada, except Rail City, which was renovated in May 2007.

Nevada casino operating costs were $134.4 million, or 78% of revenues, for the six months ended June 30, 2008, compared to $98.1 million, or 70% of revenues, for the six months ended June 30, 2007.  Nevada casino promotional spending was up $3.0 million, or 16%, due to the inclusion of the Primm Casinos as of April 10, 2007.  The Primm Casinos incurred $4.6 million in additional promotional allowances in the first six months of 2008 relative to the comparable period in 2007.  Promotional allowances decreased from 13.2% of revenues for the six months ended June 30, 2007 to 12.4% of revenues for the six months ended June 30, 2008.

Depreciation and amortization expense was $19.5 million for the six months ended June 30, 2008, an increase of $2.0 million, or 11%, from $17.5 million for the six months ended June 30, 2007.  The increase was primarily associated with the acquisition of the Primm Casinos in April 2007.  Depreciation and amortization expense reflects a final purchase price adjustment in the first quarter of 2008 to the estimated depreciation and amortization expense associated with the properties acquired pursuant to the Primm and Sands Acquisitions.

Operating results at the Primm casinos have continued to decline as economic pressures have continued and competition has increased for Southern California and Southern Nevada customers.  An interim impairment test was performed at June 30, 2008, and as a result the Company recognized a non-cash impairment charge of $30.7 million to reduce to zero the carrying value of goodwill related to the assets acquired in the Primm Acquisition. See Note 4 to the financial statements for further discussion of impairment of goodwill.

Nevada Casino EBITDA (excluding the impairment charge of $30.7 million) was $16.3 million for the six months ended June 30, 2008, a decrease of $6.5 million, or 29%, from $22.8 million from the six months ended June 30, 2007.

The Primm Casinos’ EBITDA (excluding impairment charges of $30.7 million) of $1.2 million for the six months ended June 30, 2008 was $5.3 million lower than the same period in 2007.  The Northern Nevada properties had EBITDA of $5.0 million, down $2.2 million from the six months ended June 30, 2007.  With significant expense reductions in food costs and payroll, the remaining Nevada casinos showed an overall increase with an EBITDA of $9.4 million in the six months ended June 30, 2008 compared to $8.4 million in the first six months of 2007.  This increase was primarily attributable to a relatively flat performance at the Las Vegas property, while the two Pahrump properties and Rail City showed an improvement from 2007.

Casino Operations — Other states

	Six months ended June 30, 2007		Six months ended June 30, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$71,597	100.0%	$69,190	100.0%
Promotional allowances	(10,276)	14.4	(9,246)	13.4
Direct expenses	(44,710)	62.4	(43,111)	62.3
EBITDA	16,611	23.2	16,833	24.3
Depreciation and amortization	(5,641)	7.9	(5,651)	8.2
Impairment of assets	—	—	(3,600)	(5.2)
Income from casino operations	$10,970	15.3	$7,582	10.9

Casino operations in other states accounted for 16% of total revenues for the six months ended June 30, 2008 and 18% of total revenues for the six months ended June 30, 2007.  Total revenues derived from casino operations located in states other than Nevada were $69.2 million, a decrease of $2.4 million from $71.6 million for the six months ended June 30, 2007.

Other state casino operating costs were $43.1 million, or 62% of revenues, for the six months ended June 30, 2008, a decrease of $1.9 million, or 4%, from $44.7 million, or 62% of revenues, for the six months ended June 30, 2007.  Expense reductions were primarily associated with lower volume related expenses such as cost of sales, as well as reduced payroll due to lower staffing levels in response to reduced business volume.

Operating results at Lakeside Iowa have continued to decline as economic pressures have continued and competition has intensified in the Iowa market.  An interim impairment test was performed at June 30, 2008, and as a result the Company recognized a non-cash impairment charge of $3.6 million to reduce the carrying value of the license acquired in the acquisition of this property.  See Note 4 to the financial statements for further discussion of impairment of these intangible assets.

Other state casino EBITDA (excluding impairment charges) was $16.8 million for the six months ended June 30, 2008, an increase of $0.6 million, or 1.2%, from $16.6 million from the six months ended June 30, 2007.

Other Operations

Revenue from other operations consists of revenue from sources such as gasoline and convenience store sales, ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations.  Our gas station operations include our gas station and convenience store located in Osceola, Iowa, the Gold Ranch and the three gas stations we acquired pursuant to the Primm Acquisition.  Revenues from other operations were $63.5 million for the six months ended June 30, 2008 compared to $36.0 million for the six months ended June 30, 2007, an increase of $27.5 million, $24.2 million of which was associated with the revenue from the gas station operations at the Primm Properties, which were acquired in April 2007 and therefore the 2008 period included six months of revenue whereas the 2007 period included less than three months of revenue from the Primm Properties.

Costs associated with other revenues were $52.6 million for the six months ended June 30, 2008 and $29.8 million for the six months ended June 30, 2007, an increase of $22.8 million, $21.7 million of which were costs associated with the gas station convenience store operations at the Primm facilities.

Promotional Allowances

Promotional allowances were $30.6 million, or 7.1% of total revenues, for the six months ended June 30, 2008, an increase of $1.9 million, or 7%, from $28.7 million, or 7.3% of total revenues, for the six months ended June 30, 2007.  The increase consisted of $4.6 million of promotional spending associated with the Primm Casinos, offset by a decrease in promotional spending at all other Nevada casinos of $1.6 million.  For the six months ended June 30, 2008, promotional spending in Nevada increased $3.0 million, or 16.2%, while promotional spending in other states decreased $1.0 million, or 10%.

Costs of Revenues

	Six months ended June 30, 2007		Six months ended June 30, 2008
	$	% of total revenues	$	% of total revenues
	(dollars in thousands)
Other operations	$29,803	7.6%	$52,614	12.1%
General and administrative	$12,487	3.2%	$10,313	2.4%
Depreciation and amortization	$29,000	7.4%	$28,863	6.7%
Restructuring costs	—		$11,821	2.7%

G&A expenses were $10.3 million for the six months ended June 30, 2008, a decrease of $2.2 million, or 18%, from $12.5 million for the six months ended June 30, 2007.  The decrease was due to higher G&A expenses incurred during the second quarter of 2007 associated with the acquisition of the Primm Casinos.  G&A expenses as a percentage of revenue were 2.4% for the first half of 2008 compared to 3.2% for the same period in 2007.

During the first half of 2008, the Company also incurred costs associated with its restructuring process, described in “Liquidity and Capital Resources.”  These costs were $11.8 million for the six months ended June 30, 2008 and are primarily associated with bank, legal and advisory fees.

Depreciation and amortization expense was $28.9 million for the six months ended June 30, 2008, a decrease of $0.1 million from $29.0 million for the six months ended June 30, 2007.  The increase was primarily associated with the acquisition of the Primm Casinos in April 2007.  Depreciation and amortization expense reflects a final purchase price adjustment in the first quarter of 2008 to the estimated depreciation and amortization expense associated with the properties acquired pursuant to the Primm and Sands Acquisitions.

The costs represented in “other operations” consist of costs related to the gasoline service station and convenience store operations at Osceola, Iowa, the gas station and lottery at Verdi, Nevada and the gas stations at Primm, Nevada and lottery operations at Stateline, California.  Costs of other operations increased $22.8 million in the first half of 2008 as a result of the acquisition of the Primm properties and the significant increase in the cost of gasoline during the first half of 2008.

Income (Loss) from Operations

As a result of the factors discussed above, the Company had a loss from operations of $22.6  million for the six months ended June 30, 2008, a decrease of $44.1 million from income from operations of $21.5 million for the six months ended June 30, 2007.  The loss for the six months ended June 30, 2008 includes $30.7 million in impairment charge to goodwill at the Primm properties, a $3.6 million impairment charge to the gaming license at the Lakeside Iowa property and $11.4 million in restructuring costs.

Other Expenses

Other expense was $56.3 million for the six months ended June 30, 2008, an increase of $29.6 million from the six months ended June 30, 2007 when other expense was $26.7 million.  This increase was due to interest costs increasing from $34.1 million during the first six months of 2007 to $56.8 million during the first six months of 2008 as a result of higher average outstanding debt balance for the current-year period as well as a higher average borrowing rate on floating rate debt.  The Company’s debt increased from $1.1 billion at June 30, 2007 to $1.18 billion at June 30, 2008.

Net Loss

Net loss for the six months ended June 30, 2008 was $78.9 million.  This compares to a net loss of $5.2 million recorded for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows; Restructuring

At June 30, 2008, we had $117.5 million in cash and cash equivalents.  We are fully drawn on our revolving line of credit.  We expect to fund our existing operations, debt service and capital needs from operating cash flow and cash on hand.  Based upon our anticipated future operations, we believe that cash on hand, together with available cash flow, will be adequate through September 30, 2008 or, if earlier, the termination of the Forbearance Period described below.  No assurances can be given, however, that our cash flow will be adequate to meet our anticipated working capital requirements, capital expenditures for existing operations and scheduled payments of interest on our indebtedness outstanding under the amended Credit Agreement.  There can be no assurance that our estimates of our cash needs in respect of existing operations are accurate or other unforeseeable events will not occur.

As disclosed in the 2007 Form 10-K, the Company is currently in default under its amended Credit Agreement.  The amounts outstanding under the amended Credit Agreement are classified as current liabilities on the Company’s balance sheet.

On May 13, 2008, we received payment blockage notices from the Administrative Agent under the amended Credit Agreement, pursuant to which the Administrative Agent advised us and the trustees under the indentures pursuant to which the Company’s Subordinated Notes were issued that, as a result of events of default under the amended Credit Agreement, no payments may be made with respect to the Subordinated Notes pursuant to the subordination provisions of the indentures.  In accordance with the payment blockage notices, we did not make the interest payments on the 7% Notes due May 15, 2008 and on the 8 1/8% Notes due June 1, 2008 within 30 days of the scheduled payment dates, resulting in events of default under the indentures.  As a result, each of the trustees may, or holders of 25% of the outstanding principal amount of notes issued under the relevant indenture may direct such trustee to, accelerate the maturity of the notes issued under that indenture.  Under the subordination provisions referenced above, payment may be resumed on the earlier of the date upon which such events of default under the amended Credit Agreement are cured or waived and 180 days after the date on which the payment blockage notices were received, unless the amended Credit Agreement debt has been accelerated.  The amounts outstanding under the Subordinated Notes were reclassified as current liabilities in the Company’s balance sheet.

On May 15, 2008, we entered into the Forbearance Agreement with respect to the amended Credit Agreement, the terms of which are described below.

We continue our evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of our obligations or a sale of some or all of our businesses.  We and our advisors are actively working toward such a transaction that would address the decline in our operating results and our capital structure, including our outstanding indebtedness.  We cannot assure you that we will be successful in undertaking any such alternative in the near term, including prior to the expiration of the Forbearance Period.

If the lenders under the amended Credit Agreement were to accelerate repayment of all amounts outstanding under the amended Credit Agreement upon expiration or termination of the Forbearance Agreement or upon occurrence of an event of default under the amended Credit Agreement, other than the Specified Defaults, or the holders of the 7% Notes or the 8 1/8% Notes were to accelerate the indebtedness outstanding under the relevant indenture, we would be required to refinance or restructure the payments on that debt.  We cannot assure you that we would be successful in completing a refinancing or restructuring, if necessary.  If we were unable to do so, we may be required to seek protection under Chapter 11 of the U. S. Bankruptcy Code.

The Forbearance Agreement amends the amended Credit Agreement and provides that the lenders and the Administrative Agent will forbear from exercising certain rights and remedies under the amended Credit Agreement and other loan documents as a result of the Specified Defaults under the amended Credit Agreement during the Forbearance Period.  In addition, the Forbearance Agreement provides, among other things, for the following:

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

Operating Activities

During the six months ended June 30, 2008, operating activities used $0.5 million in cash flows on $78.9 million in net loss.  This compares to net cash provided by operating activities of $22.3 million for the six-month period ended June 30, 2007.  The net loss for the period ended June 30, 2008 included a $34.3 million non-cash impairment charge.  The decline was a result of $11.8 million in expenses related to restructuring and $8.3 million in additional cash paid for interest.

Investing Activities and Capital Expenditures

For the six months ended June 30, 2008, we used net cash of $8.1 million for investing activities, primarily related to the capital expenditures of $8.6 million spent for the refurbishment of our casino properties, completion of the purchase of a new slot accounting and players club system and purchase of gaming machines for our route operations, offset in part by $0.2 million in net collections on notes receivable and $0.4 million in proceeds the sale of assets.

Capital expenditures for the remainder of the year are anticipated to be approximately $18 million.

Financing Activities

Cash flows provided by financing activities were $31.9 million in the first six months of 2008.  During the six months ended June 30, 2008, the Company repaid debt of $3.8 million while borrowing $35.9 million.

The amended Credit Agreement provides for a $860.0 million senior credit facility.  This facility includes a revolving credit facility in the amount of $100.0 million and $751.8 million of term loans that mature on December 2, 2011 if we have not refinanced our 8 1/8% notes, and otherwise on January 3, 2014.  Our revolving credit facility was fully drawn at June 30, 2008.  Interest accrues on borrowings under the amended Credit Agreement based on a floating rate.  This floating rate is based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread.  Our average floating rate on debt incurred under the amended Credit Agreement was 9.75% at June 30, 2008.

At June 30, 2008, our debt included approximately $159.4 million of our 8 1/8% Notes and $170.0 million of our 7% Notes.  After giving effect to indebtedness under our Subordinated Notes and borrowings under our amended Credit Agreement, our total debt is approximately $1.18 billion.

The Company is currently in default under its amended Credit Agreement and has received payment blockage notices from the Administrative Agent under the amended Credit Agreement, pursuant to which the Administrative Agent advised us and the trustees under the indentures pursuant to which the Company’s Subordinated Notes were issued that, as a result of events of default under the amended Credit Agreement, no payments may be made with respect to the Subordinated Notes pursuant to the subordination provisions of the indentures.  In accordance with the payment blockage notices, we did not make the interest payments on the 7% Notes due May 15, 2008 and on the 8 1/8% Notes due June 1, 2008 within 30 days of the scheduled payment dates, resulting in events of default under the indentures.  As a result, each of the trustees may, or holders of 25% of the outstanding principal amount of notes issued under the relevant indenture may direct such trustee to, accelerate the maturity of the notes issued under that indenture.  For a more detailed discussion of our evaluation of financial and strategic alternatives, refer to our discussion under “Liquidity and Capital Resources—Cash Flows; Restructuring.”

Other significant uses of cash in the six months ended June 30, 2008 include interest expense.  Our cash payments for interest were $40.8 million for the six months ended June 30, 2008.  There were no distributions to stockholders in the first half of 2008.

Cash interest payments for the remainder of 2008 are expected to be approximately $20 million greater than in the same period in 2007.  The Company does not expect to make cash payments for non-tax related stockholder distributions for the remainder of the 2008.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies can be found in our 2007 Form 10-K.  There have been no material changes to our critical accounting polices during the six months ended June 30, 2008.

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

•                    We may not be able to negotiate a restructuring of our outstanding indebtedness.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates.  We do not have any cash or cash equivalents as of June 30, 2008 that are subject to market risk based on changes in interest rates.  As a result of our senior credit facility, we are exposed to market risk due to floating or variable interest rates.  The interest on revolving borrowings and on the term loan under our senior credit facility is based on a floating rate (a base rate or LIBOR), plus a leverage grid-based variable amount.  At June 30, 2008, the principal amount of the related borrowings under our senior credit facility was $849.9 million, all of which was subject to variable interest rates.  A hypothetical 1.0% increase in LIBOR (or base rate) would result in an approximately $8.5 million annual increase in interest expense.

The carrying value of our cash, trade, notes and loans receivable and trade payables approximates fair value primarily because of the short maturities of these instruments.  The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.  Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of current debt outstanding is approximately $700.9 million as of June 30, 2008.

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

ITEM 1A.  RISK FACTORS

Risk Factors Associated with the Company’s Existing Business

We are currently in default under our amended Credit Agreement and the indentures under which our 8 1/8% Notes and 7% Notes were issued.  We continue our evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of the our obligations or a sale of some or all of our businesses.

Please refer to our discussion under “Liquidity and Capital Resources—Cash Flows; Restructuring” for a discussion of this risk factor.

Our operations have been adversely affected by the general economic downturn in Southern California and Nevada.

Beginning in the last quarter of 2007, the results of operations of our route business have been  negatively impacted by the general economic downturn in Southern Nevada.  Our route operations derive a significant amount of business from the Southern Nevada market, the economy of which has been negatively impacted by the subprime mortgage crisis and the general economic downturn.

In addition, since the third quarter 2007, the results of the operations of the Primm Casinos have been negatively impacted by the general economic downturn in Southern California.  The Primm Casinos derive a significant amount of their business from the Inland Empire region of Southern California, which is comprised primarily of the San Bernardino and Riverside counties, the economies of which have been negatively impacted due to a number of factors, including the subprime mortgage crisis and higher gasoline costs.

The Company’s Northern Nevada casinos’ operating results were also impacted by the general economic decline in

Northern Nevada and Northern California, as well as higher gasoline costs.

Risk Factors Associated with Recent Acquisitions

The failure to achieve the anticipated benefits of either of the Primm Acquisition or the Sands Regent Acquisition could adversely impact our business.

Each of the Primm Acquisition and the Sands Regent Acquisition constitutes a material acquisition on the part of the Company.  In each case, we have and will continue to incur significant capitalized costs and commit significant management time in integrating operations, information, communications and other systems, among other items, which will include fees and expenses of professionals and consultants involved in completing the acquisition process, integrating technology and other transaction costs associated with the purchase, including financial advisor, attorney, accountant and other fees.  However, despite the incurrence of such costs or the commission of such resources, difficulties may arise due to factors such as integrating personnel with disparate corporate cultures, reconciling different information, communications and other systems and managing customer relationships.  The failure to achieve the anticipated benefits of either the Primm Acquisition or the Sands Regent Acquisition could harm our business and results of operations.

The business of the Primm Casinos has been adversely impacted by the decline in the economy of Southern California, which could lead to an adverse impact on the operations of the Company.

The results of the operations of the Primm Casinos continue to be negatively impacted by the weakness in the economy of certain areas of Southern California.  As discussed above, the Primm Casinos derive a significant amount of their business from the Inland Empire region of Southern California, which is comprised primarily of the San Bernardino and Riverside counties, the economies of which have been negatively impacted due to a number of factors, including the subprime mortgage crisis and higher gasoline costs.  To the extent that gasoline costs remain high and the overall economic weakness of the value sector of the business continues or worsens, the results of the Company are expected to continue to be adversely affected.  The decline in operating results for the Primm Casinos in 2008 resulted in the Company recording a non-cash impairment charge of $30.7 million at June 30, 2008 to reduce to zero the carrying value of goodwill related to the Primm Casinos.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                None.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

We are in default under of our amended Credit Agreement and the indentures under which our 8 1/8% Notes and 7% Notes were issued.  For a more detailed discussion of our evaluation of financial and strategic alternatives, refer to our discussion under “Liquidity and Capital Resources—Cash Flows; Restructuring.”

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.            OTHER INFORMATION

Certain Relationships and Related Transactions

Slot route contract with Terrible Herbst, Inc.  We rent space for certain slot machines route operations in convenience stores owned by Terrible Herbst, a corporation in which our owners are officers and which is owned by the parents of our owners.  Rent expense of approximately $1.7 million, $1.8 million, $3.4 million and $3.5 million was incurred for the three months ended June 30, 2007 and 2008 and the six months ended June 30, 2007 and 2008, respectively, under the agreement for the exclusive placement of slot machines in Terrible Herbst convenience store locations.  This agreement expires on December 31, 2009 and may be extended at the option of the Company for one additional term of five years at certain increased license fees in accordance with the terms of the agreement.

ITEM 6.		EXHIBITS

	(a)	Exhibits.

The following exhibits are filed as part of this Form 10-Q:

	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2008	HERBST GAMING, INC.
(Registrant)

	By:	/s/ Mary E. Higgins
Mary E. Higgins
	Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith.