Form 10-K/A
period 2007-12-31
HERBST GAMING INC
filed 2008-08-28
CIK 1160294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K/A of Herbst Gaming, Inc. (the “Company”) amends the Company’s Form 10-K for the fiscal year ended December 31, 2007 (the “Initial Form 10-K”), which was filed on March 31, 2008, as amended and restated on From 10-K/A (the “Amended Form 10-K”), which was filed on April 1, 2008, and is being filed to:

•      Amend and restate in its entirety the disclosure under Item 9A (Controls and Procedures) of Part II of the Amended  Form 10-K to include in Item 9A (i) a statement as to management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) clarifying language with respect to management’s assessment of disclosure controls and procedures and management’s assessment of internal control over financial reporting and (iii) the language required by Item 308T(a)(4) of Regulation S-K.

•      File amended certifications required under Section 302 of the Sarbanes Oxley Act of 2002 contained in Exhibit 31.1 and Exhibit 31.2, which inadvertently omitted the introductory language of paragraph 4 and the language of paragraph 4(b) of Item 601(b)(31) of Regulation S-K.

Except as described above, no other changes have been made to the Amended Form 10-K, and this Amendment No. 2 on Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the Amended Form 10-K. This Amendment No. 2 on Form 10-K/A does not reflect events occurring after the filing of the Amended Form 10-K or modify or update those disclosures, including any exhibits to the Amended Form 10-K affected by subsequent events.  Accordingly, this Amendment No. 2 on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Amended Form 10-K/A.

PART II
Item 9A.	Controls and Procedures

PART IV
Item 15.	Exhibits and Financial Statement Schedules

PART II

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Nevertheless, there can be no assurance that either this evaluation process or our existing disclosure controls and procedures will prevent or detect all errors and all fraud, if any, or result in accurate and reliable disclosure.  A control system can provide only reasonable and not absolute assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Additionally, judgments in decision-making can be faulty and breakdowns in internal control can occur because of simple errors or mistakes that are not detected on a timely basis.

As of the end of the period covered by this report (the “Evaluation Date”), an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, Company’s management concluded that our disclosure controls and procedures are effective as of December 31, 2007.

Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) for the Company.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation or effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

As of the Evaluation Date, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting utilizing criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As previously disclosed in our prior public filings, our Chief Executive Officer and Chief Financial Officer identified a material weakness in our internal control for the quarter ended March 31, 2007, which consisted of a failure to have in place sufficient documentation as required by generally accepted accounting principles in order to permit interest rate swaps in the notional amount of $350.0 million to properly qualify as a hedge of a corresponding principle amount under our credit agreement. During the fourth quarter of 2007, the Company terminated this interest rate swap.  Prior to the institution of any new interest rate swap arrangements, the Company will develop an internal policy regarding hedging transactions that sets forth the required procedures and documentation in order to permit such transactions undertaken by us to qualify for hedge accounting.

Management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows.

Based on the evaluation and findings, discussed above the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2007.

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBST GAMING, INC.

By:	/s/ Troy D. Herbst
Name:	Troy D. Herbst
Title:	Chief Executive Officer
and Executive Vice President