Form 10-K/A
period 2007-12-31
HERBST GAMING INC
filed 2008-09-30
CIK 1160294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-14316

HERBST GAMING, INC.

 (Exact name of Registrant as specified in its charter)

Nevada	88-0446145
(State of incorporation)	(I.R.S. Employer Identification Number)

3440 West Russell Road, Las Vegas, NV	89118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (702) 889-7695

Securities registered pursuant to Section 12(b) of the Act:

Not Applicable	Not Applicable
(Title of each class)	(Name of each exchange on which registered)

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 3 to the Annual Report on Form 10-K/A of Herbst Gaming, Inc. (the “Company”) amends the Company’s Form 10-K for the fiscal year ended December 31, 2007 (the “Initial Form 10-K”), which was filed on March 31, 2008, as amended and restated on From 10-K/A (the “Amended Form 10-K”), which was filed on April 1, 2008, and was further amended by Amendment No. 2 to the Annual Report on From 10-K/A, which was filed on August 28, 2008 (“Amendment No. 2”, and together with the Amended Form 10-K, the “Form 10-K”).

 This Amendment No. 3 on Form 10-K/A is being filed to amend the disclosure under Item 9A (Controls and Procedures) of Part II of the Form 10-K in order to reflect management’s conclusion that due to the failure to include all of the disclosures required in management’s report on internal control over financial reporting, the Company’s disclosure controls and procedures were not effective as of December 31, 2007.

Except as described above, no other changes have been made to the Form 10-K, and this Amendment No. 3 on Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the Form 10-K. While this Amendment No. 3 on Form 10-K/A reflects Amendment No. 2, it does not reflect any other events occurring after the filing of the Amended Form 10-K, or modify or update those disclosures, including any exhibits to the Amended Form 10-K affected by subsequent events. Accordingly, this Amendment No. 3 on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Amended Form 10-K/A.

PART II
Item 9A.	Controls and Procedures

PART IV
Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 to the annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBST GAMING, INC.

September 30, 2008	By:	/s/ Troy D. Herbst
	Name:	Troy D. Herbst
	Title:	Chief Executive Officer
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

A re-evaluation of the effectiveness of our disclosure controls and procedures, as of December 31, 2007, was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer.  Based upon this re-evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2007.  Management’s report on internal control over financial reporting, which is included below and was included in Amendment No. 2 to this report, omitted certain required disclosures in this annual report as originally filed on March 31, 2008.  Because of this inadvertent omission, our Chief Executive Officer and Chief Financial Officer conducted the re-evaluation and reached the conclusion that our disclosure controls and procedures were ineffective as of December 31, 2007.  Management has taken steps to ensure that future filings contain management’s report on internal control over financial reporting in its entirety.

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