Form 10-Q
period 2008-09-30
HERBST GAMING INC
filed 2008-11-14
CIK 1160294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1          FINANCIAL STATEMENTS

HERBST GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2007	September 30, 2008
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$94,282	$110,385
Accounts receivable, net	7,012	5,402
Notes and loans receivable	609	490
Prepaid expenses	17,134	16,419
Inventory	4,995	4,967
Total current assets	124,032	137,663
Property and equipment, net	548,709	554,578
Lease acquisition costs, net	21,551	16,553
Due from related parties	1,704	998
Other assets, net	27,892	24,602
Intangibles, net	244,059	235,434
Goodwill	112,438	52,128

Total assets	$1,080,385	$1,021,956

Liabilities and stockholders’ deficiency
Current liabilities
Current portion of long-term debt	$7,634	$1,176,302
Accounts payable	18,429	11,756
Accrued interest	4,562	21,571
Accrued expenses	28,384	30,281
Due to related party	—	66
Total current liabilities	59,009	1,239,976
Long-term debt, less current portion	1,138,436	—
Other liabilities	1,669	1,961

Commitments and contingencies (Note 8)

Stockholders’ deficiency
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
Accumulated deficit	(122,728)	(223,980)

Total stockholders’ deficiency	(118,729)	(219,981)

Total liabilities and stockholders’ deficiency	$1,080,385	$1,021,956

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(in thousands)
Revenues
Route operations	$66,072	$58,311	$212,541	$186,905
Casino operations	138,443	122,802	349,260	364,002
Other operations	32,808	32,282	68,809	95,787
Total revenues	237,323	213,395	630,610	646,694
Promotional allowances	(18,329)	(16,916)	(47,014)	(47,558)

Net revenues	218,994	196,479	583,596	599,136

Costs of revenues
Route operations	58,232	51,810	187,321	161,678
Casino operations	100,611	90,153	243,379	267,634
Other operations	26,129	26,186	55,932	78,800
General and administrative	5,416	4,935	17,903	15,248
Depreciation and amortization	17,448	14,504	46,448	43,367
Restructuring costs	—	3,023	—	14,844
Loss on impairment of assets	3,165	—	3,165	34,298
Total costs and expenses	211,001	190,611	554,148	615,869
Income (loss) from operations	7,993	5,868	29,448	(16,733)

Other income (expense)
Interest income	216	281	894	826
Interest expense, (net of capitalized interest of $0, $0, $206 and $0, respectively)	(26,441)	(28,548)	(60,533)	(85,345)
Decrease in value of derivative instruments	(10,665)	—	(3,924)	—
Total other expense	(36,890)	(28,267)	(63,563)	(84,519)
Net loss	$(28,897)	$(22,399)	$(34,115)	$(101,252)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2008
	(in thousands)
Cash flows from operating activities
Net loss	$(34,115)	$(101,252)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	46,448	43,366
Amortization of debt issuance costs	2,407	3,081
Debt discount amortization	107	107
Gain on sale of property and equipment	(26)	(103)
Change in value of derivative instruments	3,924	—
Loss on impairment of assets	3,165	34,298
Decrease (increase) in operating assets and liabilities
Accounts receivable	1,812	1,640
Prepaid expenses	(3,926)	715
Inventory	(149)	28
Due from related parties	(307)	683
Other assets	(98)	377
Increase (decrease) in
Accounts payable	(1,463)	(5,600)
Accrued interest	6,666	17,009
Accrued expenses	3,795	1,897
Due to related parties	15	66
Other liabilities	(425)	266
Net cash provided by (used in) operating activities	27,830	(3,422)
Cash flows from investing activities
Net cash paid for acquisition of Sands	(147,953)	—
Net cash paid for acquisition of Primadonna	(393,681)	—
Additions to notes receivable	(728)	(616)
Collection on notes receivable	1,576	747
Proceeds from sale of property and equipment	174	566
Purchases of property and equipment	(25,280)	(10,696)
Lease acquisition costs	(1,084)	(436)
Net cash used in investing activities	(566,976)	(10,435)
Cash flows from financing activities
Proceeds from long-term debt	833,000	35,859
Payments of long-term debt	(202,774)	(5,734)
Payment of deferred loan costs	(9,711)	(165)
Stockholders’ distributions	(10,300)	—
Net cash provided by financing activities	610,215	29,960
Net increase in cash and cash equivalents	71,069	16,103
Cash and cash equivalents
Beginning of period	65,640	94,282
End of period	136,709	110,385
Supplemental cash flow information
Cash paid for interest	51,558	65,147
Supplemental schedule of non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	1,769	680

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

•                                          HGI-SJ owns and operates Terrible’s St. Jo Frontier Casino (“St. Jo”) in St. Joseph, Missouri, which was acquired in February 2005.

•                                          HGI-MT owns and operates Terrible’s Mark Twain Casino in La Grange, Missouri (“Mark Twain”), which was acquired in February 2005.

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

Basis of Presentation—The condensed consolidated financial statements of Herbst Gaming, Inc. as of September 30, 2008, and for the nine months ended September 30, 2008 and 2007 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the financial results for the interim periods. Our results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K/A for the year ended December 31, 2007 (as amended by Amendment No. 2 and Amendment No. 3, the “2007 Form 10-K”).

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

Accounts Receivable—Receivables consist primarily of amounts due from customers as a result of normal business operations. The Company periodically performs credit evaluations of its customers. The Company reviews accounts receivable balances in order to determine an allowance for potential credit losses based on our collections experience and the age of the receivables. At December 31, 2007 and September 30, 2008, the allowance for potential credit losses was $802,000 and $1,040,000, respectively.

Goodwill and Intangible Assets—The Company has approximately $52.1 million in goodwill as of September 30, 2008. In the first quarter of 2007, the Company added approximately $48.9 million in goodwill as a result of the acquisition of The Sands Regent, and in the second quarter of 2007, the Company added approximately $67.2 million in goodwill as a result of the acquisition of The Primadonna Company, each as described in footnote 2 below. As a result of the completion of the allocation of purchase price for the acquisitions referenced in Note 2, goodwill was reduced in the first quarter of 2008 by $7.6 million for The Sands Regent and $22.0 million for The Primadonna Company. As a result of continued deterioration of operating results at the Primm Casinos, the Company determined that as of June 30, 2008, an interim impairment test was necessary for goodwill and indefinite lived intangible assets associated with these properties. As a result of this test, impairment of goodwill of $30.7 million associated with the Primm Casinos was recognized in the second quarter of 2008.

We had $235.4 million in other intangible assets on our consolidated balance sheet as of September 30, 2008. Based upon an increase in the number of competitors in the Iowa market as well as a slowdown in the overall economy, there was a continued decline in the operating results at Lakeside Iowa. The Company believed this decline was a triggering event and therefore warranted a review as of June 30, 2008 of the value of the indefinite lived intangible assets at the property. This review resulted in an additional impairment in the second quarter of 2008 of $3.6 million to the value of the license at Lakeside Iowa (see Note 4).

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

The above table reflects an adjustment from estimated amounts reported on the 2007 Form 10-K as the final fair values for property, plant and equipment were still based on management’s estimate at the time of the 2007 Form 10-K filing. Management, upon completion of the finalization of the purchase price allocation, determined that the fair value of the amounts for property, plant and equipment was greater than our initial estimate by approximately $24.3 million, and the value of the Customer Loyalty Program was less by approximately $2.3 million, with a corresponding adjustment to goodwill.

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

The allocation of the purchase price for the Sands Regent Acquisition, which was finalized during the quarter ended March 31, 2008, is as follows:

Fair Market Value of assets acquired (in thousands) net of cash:

Receivables	$4,726
Inventory	600
Prepaid	2,132
Property, plant and equipment	73,382
Intangible assets
Trade Name	14,550
Customer Loyalty Program	10,500
Goodwill	48,873

Fair Market Value of liabilities assumed (in thousands):

Accounts payable	$(2,150)
Accrued expenses	(3,962)
Total cash purchase price	$148,651

3.                                      PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31, 2007	September 30, 2008
Building	$411,730	$448,131
Gaming equipment	139,212	144,269
Furniture, fixtures, and equipment	81,078	87,242
Leasehold improvements	2,038	2,070
Land	37,528	36,930
Barge	17,160	17,171
Construction-in-progress	10,673	3,156
	699,419	738,969
Less accumulated depreciation	(150,710)	(184,391)
	$548,709	$554,578

4.                                      GOODWILL AND INTANGIBLE ASSETS

During the first quarter of 2007, we acquired the stock of The Sands Regent and during the second quarter of 2007 we acquired the Primm Properties. In connection with these transactions, we recorded a significant amount of goodwill included in the table below.

SFAS No. 142 requires the Company to test goodwill and other indefinite lived intangible assets on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value below the amount reflected in the balance sheet. The annual test, which is performed by the Company as of October 31 in the fourth quarter of each year, requires that the Company compare the carrying amount of the intangibles reflected on the balance sheet to the fair value of the intangibles. As a result of continued deterioration of operating results at the Primm Casinos, the Sands Casinos and Lakeside Iowa, the Company determined that as of June 30, 2008, an interim impairment test was necessary for the goodwill and indefinite lived intangible assets associated with these properties. Based upon significant declines in operating income relative to expectations and expected continuation of those declines, the Company determined a “triggering event” occurred at these properties, requiring interim analysis of intangibles. An analysis of the value of the intangible assets and goodwill was performed in June 2008 for the Sands Casinos, the Primm Properties and Lakeside Iowa. The result of those analyses suggested that there was no further impairment as of June 30, 2008 with respect to the Sands Casinos. Analysis of goodwill of the Primm Properties resulted in an additional impairment of $30.7 million to goodwill, and analysis of the intangible assets of Lakeside Iowa resulted in an additional impairment of $3.6 million to the value of the license.

Intangible assets

On February 2, 2005, the Company acquired the assets of the casino operation located in Osceola, Iowa (the “Grace Acquisition”). During 2006, four new casino licenses began operations in the State of Iowa. Since those new licensees have begun operations, Lakeside Iowa has experienced significant operational challenges and its earnings have declined significantly. Fair market values of the intangibles and goodwill, totaling approximately $122.0 million and $1.2 million respectively, were recorded on our balance sheet and represented a substantial portion of total assets. The fair value of intangibles and goodwill is dependent on both the future cash flows expected to be generated by the assets and other market conditions that impact the value a willing buyer would pay for such assets. Due to a continued deterioration in the operations of Lakeside Iowa and management’s belief that the deterioration in operations is likely to continue, the Company recognized a non-cash impairment charge of $33.3 million during its annual review of indefinite lived intangible assets in October 2007, which is comprised of $33.3 million in impairment to the gaming license to reduce its carrying value to its estimated fair value. Since that time, market conditions and operational performance of Lakeside Iowa continued to deteriorate and as such the Company determined a triggering event had occurred in the second quarter of 2008. After an interim valuation of the gaming license at Lakeside Iowa, the Company recognized additional non-cash impairment charges of $3.6 million to further reduce its carrying value to its current estimated fair value.

Intangible assets consist of the following (dollars in thousands):

	December 31, 2007		September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)

Amortized intangible assets
Customer Loyalty Programs	$27,550	$3,612	$24,350	$5,111
Non-Competition Agreement	2,180	948	2,180	1,275
Total	29,730	4,560	26,530	6,386

Unamortized intangible assets
Gaming License Rights	196,800		196,800
Impairment of intangibles	(33,300)		(36,900)
Patent applications	240		240
Tradename	55,150		55,150
Total	$218,890		$215,290

Goodwill

The fair market value of intangibles and goodwill are dependant on both the future cash flows expected to be generated by the assets and other market conditions that impact the value a buyer would pay for such assets. Subsequent to the purchase of the Primm Casinos, the operating results declined significantly, which management believes is primarily as a result of economic pressures in the Primm Casino’s primary markets in Southern California. These declines resulted in the Company recording a non-cash impairment charge in the fourth quarter of 2007 of $36.5 million to reduce the carrying value of goodwill. Subsequent to December 2007, operating results declined further as economic pressures continued and competition increased for Southern California and Southern Nevada customers. In the second quarter of 2008, based upon the impairment test discussed above, the Company recognized a non-cash impairment charge of $30.7 million to reduce to zero the carrying value of goodwill related to the Primm Properties.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows (in thousands):

Balance as of January 1, 2008	$112,438
Adjustment to goodwill from finalization of purchase price allocation of Sands Acquisition	(7,594)
Adjustment to goodwill from finalization of purchase price allocation of Primm Acquisition	(22,017)
Impairment of goodwill related to the Primm Properties	(30,698)
Total	$52,128

5.                                      LONG-TERM DEBT

We maintain a $860.0 million senior credit facility (the “amended Credit Agreement”). As previously disclosed, the Company is currently in default under the amended Credit Agreement. In addition to the previously disclosed default due to the “going concern” qualification in our auditors’ report on our annual financial statements, as of the end of the third quarter of 2008, we were not in compliance with financial ratio covenants of the amended Credit Agreement. The amounts outstanding under the amended Credit Agreement are classified as current liabilities on the Company’s balance sheet. On November 6, 2008, we received a Notice of Acceleration (the “Notice of Acceleration”) under our amended Credit Agreement due to the occurrence and continuation of events of default under the amended Credit Agreement (including those specified defaults referenced in Amendment No. 4 and Forbearance and Standstill Agreement, dated as of May 15, 2008, as amended, to the amended Credit Agreement). Pursuant to the Notice of Acceleration, the lenders and the administrative agent have declared the unpaid principal amount of all outstanding loans under the amended Credit Agreement immediately due and payable, and have declared the commitment of each lender to be immediately terminated. However, pursuant to the Forbearance Agreement described below, the administrative agent and the lenders have agreed to forbear from exercising their rights and remedies for a specified period of time.

The amended Credit Agreement includes a revolving credit facility in the amount of $100 million and $760 million of term loans that mature on December 2, 2011 if we have not refinanced our 8 1/8% Senior Subordinated Notes due 2012 (the “8 1/8% Notes”), and otherwise on January 3, 2014. Our revolving credit facility was fully drawn at September 30, 2008, and the commitments of our lenders have been terminated under the amended Credit Agreement. Interest accrues on borrowings under the amended Credit Agreement based on a floating rate. This floating rate is based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread. Our average floating rate on debt incurred under the amended Credit Agreement was 10.5% at September 30, 2008. This increase in interest rates was a result of our defaults under the amended Credit Agreement and entering into the Forbearance Agreement.

On May 13, 2008, we received payment blockage notices from the Administrative Agent under the amended Credit Agreement, pursuant to which the Administrative Agent advised us and the trustees under the indentures pursuant to which the Company’s 8 1/8% Notes and 7% Senior Subordinated Notes due 2014 (the “7% Notes” and, collectively with the 8 1/8% Notes, the “Subordinated Notes”) were issued that, as a result of events of defaults under the amended Credit Agreement, no payments may be made with respect to the Subordinated Notes pursuant to the subordination provisions of the indentures. In accordance with the payment blockage notices, we did not make the interest payments on the 7% Notes due on May 15, 2008 and on the 8 1/8% Notes due on June 1, 2008 within 30 days of the scheduled payment dates, resulting in events of default under the indentures. As a result, each of the trustees may, or holders of 25% of the outstanding principal amount of notes issued under the relevant indenture may direct such trustee to, accelerate the maturity of the notes issued under the indentures governing the Subordinated Notes. As the amended Credit Agreement debt has been accelerated pursuant to the Notice of Acceleration, the Company no longer has the ability to resume payment on the Subordinated Notes. The amounts outstanding under the Subordinated Notes are classified as current liabilities in the Company’s balance sheet.

On November 10, 2008, the Company entered into Amendment No. 5 and Second Forbearance and Standstill Agreement (the “Forbearance Agreement”) with respect to the amended Credit Agreement. Pursuant to the Forbearance Agreement until the earlier to occur of (a) December 3, 2008, unless the Company and certain of its affiliates and related parties have entered into a Restructuring Agreement (the “Restructuring Agreement”) with the Requisite Lenders (as defined in the amended Credit Agreement) and the other parties thereto by December 3, 2008, then through February 2, 2009, (b) the occurrence of one or more events of default other than those specified defaults and (c) a breach by the Company of the Forbearance Agreement or a breach by the Company or its affiliates and related parties of the Restructuring Agreement (the “Forbearance Period”), the lenders and the administrative agent have agreed to forbear from exercising their respective rights and remedies under the amended Credit Agreement and other loan documents as a result of specified defaults under the amended Credit Agreement, including the Company’s failure to pay those amounts required pursuant to the Notice of Acceleration.

We are currently in negotiations with the lenders to restructure our indebtedness. We and our advisors are actively working toward such a transaction that would address the decline in our operating results and our capital structure, including our outstanding indebtedness. As the success of any restructuring of our indebtedness will depend on the stability of and access to the capital and credit markets, we cannot assure you that we will be successful in completing a restructuring prior to the expiration of the Forbearance Period or at all. If we fail to enter into a Restructuring Agreement during the Forbearance Period, pursuant to the Notice of Acceleration, the lenders will be able to exercise all their rights and remedies as secured creditors upon the expiration of the Forbearance Period. Additionally, , each of the trustees may, or holders of 25% of the outstanding principal amount of notes issued under the relevant indenture may direct such trustee to, accelerate the maturity of the notes issued under the indentures governing the Subordinated Notes.. If we are unable to successfully complete a restructuring of our outstanding indebtedness, we will likely be required to seek protection under Chapter 11 of the U. S. Bankruptcy Code.

Long-term debt is expected to mature as follows (dollars in thousands):

September 30, 2008
2009	$1,176,302
2010	—
2011	—
2012	—
2013	—
Thereafter	—
Total	$1,176,302

6.                                      BUSINESS SEGMENTS

The Company operates through two business segments: slot route operations and casino operations.  The slot route operations involve the installation, operation and service of slot machines at strategic, high traffic non-casino locations such as grocery stores, drug stores, convenience stores, bars and restaurants.  Casino operations are broken into geographic segments: casinos located in Nevada and casinos located in other states.  The Nevada locations include: Terrible’s Town Casino in Henderson, Nevada, Terrible’s Casino Searchlight in Searchlight, Nevada, Terrible’s Town Casino and Terrible’s Lakeside Casino, both of which are located in Pahrump, Nevada, Terrible’s Casino, the Sands Casinos and the Primm Casinos.  Casinos located in other states are:  Lakeside Iowa, the Mark Twain and St. Jo.  These segment results are regularly provided to the Company’s Office of the Chief Executive Officer, the members of which are the chief operating decision-makers of the Company.  Income from segment operations is presented inclusive of impairment losses for each respective segment.  In prior periods, impairment losses were included in other expenses but are reclassified here to conform to the current period presentation.

Net revenues, income from operations, depreciation and amortization and EBITDA (as defined in footnote 1 below) for these segments are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2008	2007	2008
Net revenues
Slot route operations	$66,061	$58,288	$212,494	$186,837
Casino operations:
Nevada	89,341	75,281	210,188	225,940
Other states	30,784	30,628	92,105	90,572
Other operations—non gaming	32,808	32,282	68,809	95,787
Total net revenues	$218,994	$196,479	$583,596	$599,136
Income from segment operations

Slot route operations	$(1,055)	$2,132	$4,907	$11,616
Casino operations:
Nevada	3,007	(427)	13,978	(28,713)
Other states	4,855	6,105	15,825	13,687
Total income (loss) from segment operations	6,807	7,810	34,710	(3,410)
Other	6,602	6,016	12,641	16,769
General and administrative	(5,416)	(4,935)	(17,903)	(15,248)
Restructuring costs		(3,023)		(14,844)
Total income (loss) from operations	$7,993	$5,868	$29,448	$(16,733)

Depreciation and amortization
Slot route operations	$5,719	$4,346	$17,101	$13,543
Casino operations:
Nevada	8,821	7,287	20,639	21,164
Other states	2,831	2,791	8,472	8,442
Other expenses	77	80	236	218
Total depreciation and amortization	$17,448	$14,504	$46,448	$43,367

Segment EBITDA (1)
Slot route operations	$7,829	$6,478	$25,173	$25,159
Casino operations:
Nevada	11,828	6,860	34,617	23,149
Other states	7,686	8,896	24,297	25,729
Other and corporate	1,479	(1,581)	(4,132)	(12,279)
Depreciation and amortization	(17,448)	(14,504)	(46,448)	(43,367)
Interest expense, net of capitalized interest	(26,441)	(28,548)	(60,533)	(85,345)
Loss on impairment of assets	(3,165)		(3,165)	(34,298)
Increase in value of derivative instruments	(10,665)		(3,924)
Net income (loss)	$(28,897)	$(22,399)	$(34,115)	$(101,252)

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

7.                                      RELATED-PARTY TRANSACTIONS

Slot Route Contract with Terrible Herbst, Inc.

The Company rents space for certain slot machine route operations in convenience stores owned by Terrible Herbst, Inc. (“Terrible Herbst”), a corporation in which the owners of the Company are officers and which is beneficially owned by the parents of the Company’s owners.  Rent expense of approximately $1.7 million, $1.8 million, $5.2 million and $5.3 million was incurred for the three months ended September 30, 2007 and 2008 and the nine months ended September 30, 2007 and 2008, respectively, under the Company’s agreement for the exclusive placement of slot machines in Terrible Herbst convenience store locations.  This agreement expires on December 31, 2009 but may be extended at the option of the Company for one additional term of five years at certain increased license fees in accordance with the terms of the agreement.

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

OVERVIEW

We are a diversified gaming company that focuses on two business lines: slot route operations and casino operations.  At September 30, 2008, we owned and operated 16 casinos and a slot route operation.  Our route operations involve the exclusive installation and, as of September 30, 2008, operation of approximately 6,800 slot machines in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants.  Our casino operations consist of sixteen casinos located in Nevada, Iowa and Missouri, all operated or, with respect to our newly acquired properties, expected to be operated, under the “Terrible’s” brand.  We are in the process of re-branding the Sands Casinos and Primm Casinos under the “Terrible’s” brand.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Route Operations

	Three Months ended September 30, 2007		Three Months ended September 30, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$66,072	100.0%	$58,311	100.0%
Promotional allowances	(11)	0.0	(23)	0.0
Direct expenses	(58,232)	88.1	(51,810)	88.9
EBITDA	7,829	11.9	6,478	11.1
Depreciation and amortization	(5,719)	8.7	(4,346)	7.5
Impairment	(3,165)	4.8	0	0.0
Income from slot route operations	$(1,055)	1.6%	$2,132	3.6%

Route operations accounted for 27.3% of total revenues during the three months ended September 30, 2008, compared to 27.8% of total revenues during the three months ended September 30, 2007.  Total revenues from route operations were $58.3 million for the three months ended September 30, 2008, a decrease of $7.8 million, or 11.8%, from $66.1  million for the three months ended September 30, 2007.  At September 30, 2008, we were operating approximately 6,800 slot machines, which is 600 less than the approximately 7,400 we operated at September 30, 2007.  The decrease in machines reflect paring of underperforming route locations as well as closures of grocery and drug store chain locations to which we are contracted.  The decrease in route revenue in the third quarter of 2008 primarily reflects general economic weakness in Nevada, as customers spent less on leisure and gaming activities in response to the current volatile financial and credit markets.  Although there may have been some continued impact from the smoking ban that took effect in late 2006, we believe the negative effects of such smoking ban on route revenue were relatively consistent between the third quarters of 2008 and 2007 as the ban was in place during the third quarter of 2007.

Route operating costs were $51.8 million, or 88.9% of route revenues, for the three months ended September 30, 2008.  This compares to $58.2 million, or 88.1% of route revenues, for the same period in 2007. This $6.4 million decrease in route operating costs was associated with lower revenues at our participation locations, which are route accounts where the operating contract provides for a decrease in revenue share costs in proportion to revenue decline and lower costs associated with other reductions in space lease and direct expenses.

As a result of the above factors, route EBITDA for the three months ended September 30, 2008 was $6.5 million, a decrease of $1.3 million, or 16.7%, from $7.8 million for the three months ended September 30, 2007.

Casino Operations

	Three Months ended September 30, 2007		Three Months ended September 30, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$138,443	100.0%	$122,802	100.0%
Promotional allowances	(18,318)	13.2	(16,893)	13.8
Direct expenses	(100,611)	72.7	(90,153)	73.4
EBITDA	19,514	14.1	15,756	12.8
Depreciation and amortization	(11,652)	8.4	(10,078)	8.2
Impairment of assets	—	—	—	—
Income (loss) from casino operations	$7,862	5.7%	$5,678	4.6%

Casino operations accounted for 57.5% of total revenues for the three-month period ended September 30, 2008 and 58.4% of total revenues for the three months ended September 30, 2007.  Total revenues derived from casino operations were $122.8 million for the three months ended September 30, 2008, a decrease of $15.6 million, or 11.3%, from $138.4 million for the three months ended September 30, 2007.  The decrease is due primarily to the impact of the general weakness of the economy, particularly the economic weaknesses in Nevada and California, the two main feeder markets for our Nevada casinos.

The results for the quarter showed an overall decline in casino EBITDA from $19.5 million in the third quarter of 2007 to $15.8 million during the third quarter of 2008.  This $3.7 million decline was a result of significant declines in EBITDA at our Nevada casinos, most significantly EBITDA of the Primm Casinos, which  was down $3.0 million, EBITDA at the Sands Regency, which was down $0.9 million, and EBITDA at the Terrible’s Las Vegas casino, which was down $0.9 million, in each case as compared to the third quarter of 2007.  All three of these locations depend to a significant degree on drive-in traffic that was adversely impacted during the third quarter of 2008 as the region experienced rising gasoline costs and difficult economic environments in California and Nevada, these casinos’ feeder markets.  The Midwest properties, however, experienced an increase in EBITDA for the three month period ended September 30, 2008 by $1.2 million or 15.6% when compared to the same period of 2007.  These results are addressed more fully in the segment discussions below.

Casino Operations — Nevada

	Three Months ended September 30, 2007		Three Months ended September 30, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$102,004	100.0%	$87,524	100.0%
Promotional allowances	(12,663)	12.4	(12,243)	14.0
Direct expenses	(77,513)	76.0	(68,421)	78.2
EBITDA	11,828	11.6	6,860	7.8
Depreciation and amortization	(8,821)	8.6	(7,287)	8.3
Impairment of assets	—		—
Income from casino operations	$3,007	3.0%	$(427)	0.5%

Revenues derived from Nevada casino operations were $87.5 million for the three months ended September 30, 2008, a decrease of $14.5 million, or 14.2%, from $102.0 million for the three months ended September 30, 2007.  Revenues were lower at all our casinos in Nevada.  The total revenues at our casinos located in Southern Nevada declined approximately 11.4%, or $2.5 million, to $21.2 million in the third quarter of 2008 from $23.7 million during the third quarter of 2007.  Promotional costs for these Southern Nevada casinos declined $0.2 million, resulting in net revenue for these casinos decreasing by $2.8 million for the quarter.  The Northern

Nevada casinos had a decline in revenues of 10.0%, or $2.2 million, from $22.5  million during the third quarter of 2007 to $20.3 million in the third quarter of 2008.  The decreases in revenues were primarily at the Sands Regency, at which revenues decreased by $1.8  million, or 18.0%.  In the aggregate net revenues at our Nevada casino locations were down approximately 15.7%, or $14.1 million, from the third quarter of 2007.

Casino operations at the Primm Casinos had a very challenging third quarter.  Net revenues declined from $48.5 million in the quarter ended September 30, 2007 to $39.4 million in the third quarter of 2008, a decline of $9.1 million, or 18.8%.  The decline at the Primm Casinos was primarily a result of a $6.9 million decline in slot revenue, which was associated with a significant downturn in the Southern California economy.

Promotional allowances for our Nevada casinos were up slightly from 12.4 % of revenues for the three months ended September 30, 2007 to 14.0 % of revenues for the three months ended September 30, 2008.  This percentage increase is the result of consistent promotions being offered without realizing the expected revenue impact.

Nevada casino operating costs for the three months ended September 30, 2008 were $68.4 million, as compared to  $77.5 million from the third quarter of 2007.  The largest decrease in operating costs occurred at the Primm Casinos where operating costs decreased by $6.1 million from $38.8 million for the three months ended September 30, 2008 compared to $44.9 million for the three months ended September 30, 2007.  This decrease was due primarily to lower volume related expenses, such as cost of sales, as well as reduced payroll due to lower staffing levels in response to reduced business volume.

Nevada casino EBITDA was $6.9  million for the three months ended September 30, 2008 compared to $11.8 million for the three months ended September 30, 2007.

The Primm Casinos’ EBITDA of $0.6  million was $3.0 million lower than the same period in 2007.  The Northern Nevada properties had EBITDA of $3.2 million, down $0.9 million from the third quarter of 2007.  The remaining Nevada casinos showed an overall decrease with an EBITDA of $2.7 million in the third quarter of 2008 compared to $3.8 million in the third quarter of 2007.  This decrease was primarily attributable to significantly reduced revenues for Nevada casinos associated with the current general economic slowdown and instability of the financial markets and the resulting decrease in customer spending.

Casino Operations — Other States

	Three Months ended September 30, 2007		Three Months ended September 30, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$36,439	100.0%	$35,278	100.0%
Promotional allowances	(5,655)	15.5	(4,650)	13.2
Direct expenses	(23,098)	63.4	(21,732)	61.6
EBITDA	7,686	21.1	8,896	25.2
Depreciation and amortization	(2,831)	7.8	(2,791)	7.9
Income (loss) from casino operations	$4,855	13.3%	$6,105	17.3%

Casino operations in other states accounted for 16.5 % of total revenues for the three months ended September 30, 2008 and 15.4% of total revenues for the three months ended September 30, 2007.  Total revenues derived from casino operations located in states other than Nevada were $35.3 million for the three months ended September 30, 2008, a decrease of $1.1 million, or 3.0%, from $36.4 million for the three months ended September 30, 2007.

Promotional allowances for the three months ended September 30, 2008 were $4.7 million compared to $5.7 million for the three months ended September 30, 2007, a decrease of $1.0 million, or 17.5%, which was related to decreased revenues.

Other state casino operating costs were $21.7 million, or 61.6% of revenues, for the three months ended September 30, 2008, a decrease of $1.4  million, compared to $23.1 million, or 63.4% of revenues, for the three months ended September 30, 2007.  Expense reductions were primarily associated with lower volume-related expenses such as cost of sales and gaming taxes, as well as with reduced payroll resulting from lower staffing levels in Iowa implemented in response to reduced business volume.

Other state casino EBITDA was $8.9 million for the three months ended September 30, 2008, an increase of $1.2 million, or 15.6%, from $7.7 million for the three months ended September 30, 2007.  This increase for the third quarter of 2008 was attributable to all properties; however, Mark Twain contributed most significantly with an increase in EBITDA of $0.9 million.

Promotional Allowances

Promotional allowances were $16.9 million, or 7.9 % of total revenues, for the three months ended September 30, 2008, a decrease of $1.4 million, or 7.7%, from $18.3 million, or 7.7% of total revenues, for the three months ended September 30, 2007.  This decrease was primarily due to revenue declines resulting from the general economic downturn.

Other Operations and G&A

Revenue from other operations consists of revenue from sources such as gasoline and convenience store sales, ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations.  Our gas station operations include our gas station and convenience store located in Osceola, Iowa, the Gold Ranch and the three gas stations acquired pursuant to the Primm Acquisition.  Revenues from other operations were $32.3 million for the three months ended September 30, 2008 compared to $32.8 million for the three months ended September 30, 2007, a decrease of $0.5 million

Costs associated with these revenues were $26.2 million for the three months ended September 30, 2008 and $26.1 million for the three months ended September 30, 2007, an increase of $0.1 million.

	Three Months ended September 30, 2007		Three Months ended September 30, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Other operations – Revenue	$32,808	13.8%	$32.282	15.1%
Other operations – Cost of revenue	(26,129)	11.0%	(26,186)	12.3%
General and administrative	(5,416)	2.3%	(4,935)	2.3%
Depreciation and amortization	(17,448)	7.4%	(14,504)	6.8%
Restructuring costs	—	0.0%	3,023	1.4%

General and administrative (“G&A”) expenses were $4.9 million for the three months ended September 30, 2008, or $0.5 million lower than the $5.4 million for the three months ended September 30, 2007.   G&A expenses as a percentage of revenue were 2.3% the third quarter of 2008, which is consistent with G&A expenses for the third quarter of 2007.

During the quarter, the Company also incurred costs associated with its restructuring process, which is described in “Liquidity and Capital Resources.”  These costs were $3.0 million for the quarter ended September 30, 2008 and are primarily associated with legal and advisory fees.

Depreciation and amortization expense was $14.5 million for the three months ended September 30, 2008, a decrease of $2.9 million, from $17.4 million for the three months ended September 30, 2007.  The decrease in depreciation and amortization in the quarter was primarily a result of the finalization of the purchase price allocation of both the Primm and the Sands Acquisitions; the depreciation number in 2007 was an estimate prior to the final valuation.  Additionally, the carrying value of certain route contracts was reduced in the second half of 2007 as a result of impacts from the smoking ban on our route operations, thus reducing associated amortization in 2008.

Income from Operations

As a result of the factors discussed above, most notably the decline in revenues due to the general economic downturn, and restructuring costs, the Company had reduced income from operations of $5.9 million for the three months ended September 30, 2008, compared to income from operations of $8.0 million for the three months ended September 30, 2007.

Other Expenses

Other expense was $28.3 million for the three months ended September 30, 2008, a decrease of $8.6 million from $36.9 million for the three months ended September 30, 2007.  Included in the three months ended September 30, 2007 is a decrease in the value of derivatives totaling $10.7 million that did not recur in 2008.  Our interest costs increased from $26.4 million during the three months ended September 30, 2007 to $28.5 million during the three months ended September 30, 2008.  This increase was primarily due to a higher average borrowing rate on floating rate debt, as a result of increased rates under the amended Credit Agreement related to our defaults and the lender’s forbearance.

Net Loss

Net loss for the three months ended September 30, 2008 was $22.4 million compared to net loss of $28.9 million for the three months ended September 30, 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

Route Operations

	Nine months ended September 30, 2007		Nine months ended September 30, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$212,541	100.0%	$186,905	100.0%
Promotional allowances	(47)	0.0	(68)	0.0
Direct expenses	(187,321)	88.1	(161,678)	86.5
EBITDA	25,173	11.9	25,159	13.5
Depreciation and amortization	(17,101)	8.0	(13,543)	7.2
Impairment of assets	(3,165)	1.5	0	0.0
Income from slot route operations	$4,907	2.4%	$11,616	6.3%

Route operations accounted for 28.9% of total revenues during the nine months ended September 30, 2008 compared with 33.7% of total revenues for the nine months ended September 30, 2007.  Total revenues from route operations were $186.9 million for the nine months ended September 30, 2008, a decrease of $25.6 million, or 12.0%, from $212.5 million for the nine months ended September 30, 2007.  At September 30, 2008, we were operating approximately 6,800 slot machines, which is 600 less than the approximately 7,400 we were operating as of September 30, 2007.  The decrease in machines reflect paring of underperforming route locations as well as closures of grocery and drug store chain locations to which we are contracted.  The decrease in route revenue in the first nine months of 2008 primarily reflects general economic weakness in Nevada.  Although there may have been some continued impact from the smoking ban that took effect in late 2006 on our route operations for the first nine months of 2008, we believe the negative effects of the smoking ban on route revenue for the nine months ended September 30, 2007 and September 30, 2008 were relatively consistent in both periods as the ban was in place during the first nine months of 2007.

Route operating costs were $161.7 million, or 86.5% of route revenues, for the nine months ended September 30, 2008.  This compares to $187.3 million, or 88.1% of route revenues, for the same period in 2007.  This $25.6 million decrease in route operating expenses during the first nine months of 2008 was associated with a decrease of approximately $13.5 million in space lease expenses that were contractually agreed to in late summer 2007 in connection with the enactment of a smoking ban in Nevada, as well as a decrease in expenses associated with lower revenues at our participation locations and lower costs associated with other reductions in space leases and direct expenses.  Participation locations are route accounts where the operating contract provides for a decrease in revenue share costs in proportion to revenue decline.  Route EBITDA for both the nine months ended September 30, 2008 and September 30, 2007 was $25.2 million.

Casino Operations

	Nine months ended September 30, 2007		Nine months ended September 30, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$349,260	100.0%	$364,002	100.0%
Promotional allowances	(46,967)	13.4	(47,490)	13.0
Direct expenses	(243,379)	69.7	(267,634)	73.5
EBITDA	58,914	16.9	48,878	13.5
Depreciation and amortization	(29,111)	8.3	(29,606)	8.1
Impairment	—	—	(34,298)	9.4
Income (loss) from casino operations	$29,803	8.6%	$(15,026)	4.0%

Casino operations accounted for 56.3% of total revenues for the nine months ended September 30, 2008 and 55.4% of revenues for the nine months ended September 30, 2007.  Total revenues derived from casino operations were $364.0 million for the nine months ended September 30, 2008, an increase of $14.7 million, or 4.2%, from $349.3 million for the nine months ended September 30, 2007.  The increase is due to the inclusion of the results of the Primm Casinos, which were acquired on April 10, 2007 and contributed an additional $29.4 million in revenues for the first nine months of 2008 relative to the comparable period in 2007.  This increase, however, is offset by a decline of $11.0 million in revenues, or 8.0%,  from the other Nevada properties and a decline of $3.6 million, or 3.3%, in revenues from the Midwest properties, in each case as compared to the comparable period in 2007.

Overall casino expenses for the first nine months of 2008 increased due to the inclusion of the Primm properties; however, our remaining properties showed a decrease, in the aggregate, of $9.6 million, or 6.3%, in operating costs from the same period in 2007.

The EBITDA results from the casino segment are mixed for the nine-month period.  The addition of the Primm Casinos provided for much of the year-over-year increase as their results are included in 2007 only from their April 2007 acquisition; however, revenues and income from the Primm Casinos in 2008 were significantly below the 2007 results for these properties.

The results for the 2008 nine-month period showed some improvement at Rail City, St. Jo, Mark Twain, Terrible’s Town Casino and Terrible’s Lakeside Casino.  The first nine months of 2008 also saw significant weakness at the Primm Casinos as discussed above and at the Sands Regency.  We address these results more fully in the segment discussions below.

Casino Operations — Nevada

	Nine months ended September 30, 2007		Nine months ended September 30, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$241,224	100.0%	$259,534	100.0%
Promotional allowances	(31,036)	12.9	(33,594)	12.9
Direct expenses	(175,571)	72.8	(202,791)	78.1
EBITDA	34,617	14.3	23,149	9.0
Depreciation and amortization	(20,639)	8.6	(21,164)	8.2
Impairment	—		(30,698)	11.8
Income (loss) from casino operations	$13,978	5.7%	$(28,713)	11.0%

Nevada casino operations accounted for 40.1% of total revenues for the nine months ended September 30, 2008 and 38.3% of total revenues for the nine months ended September 30, 2007.  Revenues derived from Nevada casino operations were $259.5 million for the nine months ended September 30, 2008, an increase of $18.3 million, or 7.6%, from $241.2 million for the nine months ended September 30, 2007.  The increase is attributable primarily to the inclusion of revenue from the Primm Casinos, which were acquired on April 10, 2007.   Revenues were flat or decreased at our other casinos in Nevada, due to the general economic downturn, except Rail City, which was renovated in May 2007.

Nevada casino operating costs were $202.8 million, or 78.1% of revenues, for the nine months ended September 30, 2008, compared to $175.6 million, or 72.8% of revenues, for the nine months ended September 30, 2007.  Nevada casino promotional spending was up $2.6 million, or 8.4%, due to the inclusion of the Primm Casinos as of April 10, 2007.  The Primm Casinos incurred $3.9 million in additional promotional allowances in the first nine months of 2008 relative to the comparable period in 2007, which was offset by a decrease of $1.4 million in promotional allowances for our other Nevada properties in the first nine months of 2008 relative to the comparable period in 2007.  Promotional allowances remained constant at 12.9% of revenues for both the nine months ended September 30, 2007 and for the nine months ended September 30, 2008.

Depreciation and amortization expense was $21.2 million for the nine months ended September 30, 2008, an increase of $0.6 million, or 2.5%  from $20.6 million for the nine months ended September 30, 2007.  The increase was primarily associated with the acquisition of the Primm Casinos in April 2007.  Depreciation and amortization expense reflects a final purchase price adjustment in the first quarter of 2008 to the estimated depreciation and amortization expense associated with the properties acquired pursuant to the Primm and Sands Acquisitions.

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

Nevada Casino EBITDA was $23.1 million for the nine months ended September 30, 2008, a decrease of $11.5 million, or 33.1%, from $34.6 million from the nine months ended September 30, 2007.

The Primm Casinos’ EBITDA of $1.8 million for the nine months ended September 30, 2008 was $8.3 million lower than for the same period in 2007.  In addition, the Northern Nevada properties had EBITDA of $8.2 million for the nine months ended September 30, 2008, down $3.2 million from the nine months ended September 30, 2007.  The remaining Southern Nevada casinos had approximately $12.1 million in EBITDA for both the nine months ended September 30, 2008 and for the nine months ended September 30, 2007.

Casino Operations — Other States

	Nine months ended September 30, 2007		Nine months ended September 30, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$108,036	100.0%	$104,468	100.0%
Promotional allowances	(15,931)	14.7	(13,896)	13.3
Direct expenses	(67,808)	62.8	(64,843)	62.1
EBITDA	24,297	22.5	25,729	24.6
Depreciation and amortization	(8,472)	7.8	(8,442)	8.1
Impairment	—	—	(3,600)	3.4
Income from casino operations	$15,825	14.7%	$13,687	13.1%

Casino operations in other states accounted for 16.2 % of total revenues for the nine months ended September 30, 2008 and 17.1% of total revenues for the nine months ended September 30, 2007.  Total revenues derived from casino operations located in states other than Nevada were $104.5 million, a decrease of $3.5 million from $108.0 million for the nine months ended September 30, 2007.  The reason for this decrease was due to the general economic downturn.

Other state casino operating costs were $64.8 million, or 62.1 % of revenues, for the nine months ended September 30, 2008, a decrease of $3.0 million, or 4.4%, from $67.8 million, or 62.8% of revenues, for the nine months ended September 30, 2007.  This was primarily due to lower volume related expenses such as cost of sales, as well as reduced payroll due to lower staffing levels in response to reduced business volume in Iowa.

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

Other state casino EBITDA was $25.7 million for the nine months ended September 30, 2008, an increase of $1.4 million, or 5.8%, from $24.3 million from the nine months ended September 30, 2007.  The increase was primarily due to the increase in EBITDA of Mark Twain.  Mark Twain is located in La Grange, Missouri and was positively impacted during the first nine months of 2008 by a strong farming economy in Missouri and a smoking ban in neighboring Illinois.

Promotional Allowances

Promotional allowances were $47.6 million, or 7.4 % of total revenues, for the nine months ended September 30, 2008, an increase of $0.6 million, or 1.3%, from $47.0 million, or 7.5% of total revenues, for the nine months ended September 30, 2007.  The increase consisted of $3.9 million of promotional spending associated with the Primm Casinos, offset by a decrease in promotional spending at all other Nevada casinos of $1.4 million and at other states casinos of approximately $2.0 million for the nine month ended September 30, 2008 as compared to the same period in 2007.

Other Operations and G&A

Revenue from other operations consists of revenue from sources such as gasoline and convenience store sales, ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations.  Our gas station operations include our gas station and convenience store located in Osceola, Iowa, the Gold Ranch and the three gas stations we acquired pursuant to the Primm Acquisition.  Revenues from other operations were $95.8 million for the nine months ended September 30, 2008 compared to $68.8 million for the nine months ended September 30, 2007, an increase of $27.0 million, of the increase, $25.4 million of which was associated with the revenue from the gas station operations at the Primm Properties, which were acquired in April 2007 and, therefore, the 2008 period included nine months of revenue from the Primm Properties whereas the 2007 period included just under six months of such revenue.

Costs associated with other revenues were $78.8 million for the nine months ended September 30, 2008 and $55.9 million for the nine months ended September 30, 2007, an increase of $22.9 million, $23.0 million of which were costs associated with the gas station convenience store operations at the Primm facilities and, therefore, the 2008 period included nine months of expenses from the Primm Properties whereas the 2007 period included just under six months.

	Nine months ended September 30, 2007		Nine months ended September 30, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Other operations – Revenue	$68,809	10.9%	$95,787	14.8%
Other operations – Cost of revenue	(55,932)	8.9%	(78,800)	12.2%
General and administrative	(17,903)	2.8%	(15,248)	2.4%
Depreciation and amortization	(46,448)	7.4%	(43,367)	6.7%
Restructuring costs	—	—	(14,844)	2.3%

G&A expenses were $15.2 million for the nine months ended September 30, 2008, a decrease of $2.7 million, or 15.1%, from $17.9 million for the nine months ended September 30, 2007.  The decrease was due to the absence in 2008 of approximately $2.5 million in expenses incurred during the second quarter of 2007 associated with the acquisition of the Primm Casinos.  G&A expenses as a percentage of revenue were 2.4% for the first nine months of 2008 compared to 2.8% for the same period in 2007.

During the fist nine months of 2008, the Company also incurred costs associated with its restructuring process, described in “Liquidity and Capital Resources.”  These costs were $14.8 million for the nine months ended September 30, 2008 and are primarily associated with legal and advisory fees.

Depreciation and amortization expense was $43.4 million for the nine months ended September 30, 2008, a decrease of $3.0 million from $46.4 million for the nine months ended September 30, 2007.   Depreciation and amortization expense reflects a final purchase price adjustment in the first quarter of 2008 to the estimated depreciation and amortization expense associated with the properties acquired pursuant to the Primm and Sands Acquisitions.

The costs represented in “other operations” consist of costs related to the gasoline service station and convenience store operations at Osceola, Iowa, the gas station and lottery at Verdi, Nevada and the gas stations at Primm, Nevada and lottery operations at Stateline, California.  Costs of other operations increased $22.9 million in the first nine months of 2008 as a result of the acquisition of the Primm properties and the significant increase in the cost of gasoline during the first nine months of 2008.

Income (Loss) from Operations

As a result of the factors discussed above, the Company had a loss from operations of $16.7 million for the nine months ended September 30, 2008, a decrease of $46.1 million from income from operations of $29.4 million for the nine months ended September 30, 2007.  The loss for the nine months ended September 30, 2008 includes a $30.7 million impairment charge to goodwill at the Primm properties, a $3.6 million impairment charge to the gaming license at the Lakeside Iowa property and $14.8 million in costs (primarily legal and advisory fees) associated with the Company’s restructuring process.

Other Expenses

Other expense was $84.5 million for the nine months ended September 30, 2008, an increase of $20.9 million from the nine months ended September 30, 2007 when other expense was $63.6 million.  This increase was due to interest costs increasing from $60.5 million during the first nine months of 2007 to $85.3 million during the first nine months of 2008 as a result of higher average outstanding debt balance for the current-year period as well as a higher average borrowing rate on floating rate debt.  This increase in interest rates was a result of our entering into the Forbearance Agreement, which occurred as a result of our events of default under the amended Credit Agreement.  The Company’s debt increased from $1.1 billion at December 31, 2007 to $1.2 billion at September 30, 2008.

Net Loss

Net loss for the nine months ended September 30, 2008 was $101.3 million.  This compares to a net loss of $34.1 million recorded for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows; Restructuring

At September 30, 2008, we had $110.4 million in cash and cash equivalents.  We are fully drawn on our revolving line of credit, and the commitments of our lenders have been terminated under the amended Credit Agreement  We expect to fund our existing operations, debt service on the indebtedness outstanding under the amended Credit Agreement and capital needs from operating cash flow and cash on hand, although we will be required to restructure our indebtedness in the near term.  As a result of the Notice of Acceleration described below, we are prohibited from making interest or other payments related to our Subordinated Notes, including the interest payments that are past due and that are due in November and December 2008.  We expect to monitor carefully our capital expenditures, and will likely delay incurring capital expenditures where possible in order to conserve cash.  We cannot assure you that our cash flow will be adequate to meet our anticipated working capital requirements, capital expenditures for existing operations and scheduled payments of interest on our indebtedness outstanding under the amended Credit Agreement.

As previously disclosed, the Company is currently in default under the amended Credit Agreement.  In addition to the previously disclosed default due to the “going concern” qualification in our auditors’ report on our annual financial statements, as of the end of the third quarter of 2008, we were not in compliance with financial ratio covenants of the amended Credit Agreement.  The amounts outstanding under the amended Credit Agreement are classified as current liabilities on the Company’s balance sheet.  Pursuant to the Forbearance Agreement described below, the lenders and the administrative agent have agreed to forbear from exercising their rights and remedies for a specified period of time.

On May 13, 2008, we received payment blockage notices from the Administrative Agent under the amended Credit Agreement, pursuant to which the Administrative Agent advised us and the trustees under the indentures pursuant to which the Company’s Subordinated Notes were issued that, as a result of events of default under the amended Credit Agreement, no payments may be made with respect to the Subordinated Notes pursuant to the subordination provisions of the indentures.  In accordance with the payment blockage notices, we did not make the interest payments on the 7% Notes due May 15, 2008 and on the 8 1/8% Notes due June 1, 2008 within 30 days of the scheduled payment dates, resulting in events of default under the indentures.  As a result, each of the trustees may, or holders of 25% of the outstanding principal amount of notes issued under the relevant indenture may direct such trustee to, accelerate the maturity of the notes issued under that indenture.  As the amended Credit Agreement debt has been accelerated pursuant to the Notice of Acceleration, described below, the Company no longer has the ability to resume payment on the Subordinated Notes.  The amounts outstanding under the Subordinated Notes are classified as current liabilities in the Company’s balance sheet.

On November 6, 2008, we received a Notice of Acceleration (the “Notice of Acceleration”) under our amended Credit Agreement due to the occurrence and continuation of events of default under the amended Credit

Agreement (including those specified defaults referenced in Amendment No. 4 and Forbearance and Standstill Agreement, dated as of May 15, 2008, as amended, to the amended Credit Agreement).  Pursuant to the Notice of Acceleration, the administrative agent under the Credit Agreement has declared the unpaid principal amount of all outstanding loans under the amended Credit Agreement immediately due and payable, and has declared the commitment of each lender to be immediately terminated.  In addition, since the loans under the amended Credit Agreement have been accelerated, the Company is prohibited from resuming payments on the 7% Notes and 8 1/8% Notes.

On November 10, 2008, the Company entered into Amendment No. 5 and Second Forbearance and Standstill Agreement (the “Forbearance Agreement”) with respect to the amended Credit Agreement.  The Forbearance Agreement provides that the lenders and the administrative agent will forbear from exercising their respective rights and remedies under the amended Credit Agreement and other loan documents as a result of specified defaults under the amended Credit Agreement, including the failure of the Company to pay the outstanding principal amount of the loans on November 6, 2008 as required pursuant to the Notice of Acceleration (the “Specified Defaults”) through the earlier to occur of (a) December 3, 2008, unless the Company and certain of its affiliates and related parties have entered into a Restructuring Agreement (the “Restructuring Agreement”) with the Requisite Lenders (as defined in the amended Credit Agreement) and the other parties thereto by December 3, 2008, then through February 2, 2009, (b) the occurrence of one or more events of default other than the Specified Defaults and (c) a breach by the Company of the Forbearance Agreement or a breach by the Company or its affiliates and related parties of the Restructuring Agreement (the “Forbearance Period”).

 The lenders have no further obligation to make extensions of credit under the amended Credit Agreement, other than with respect to certain letters of credit issued pursuant thereto.

In addition to the foregoing, the Forbearance Agreement provides, among other things, for the following:

1.                                       during the Forbearance Period, the default rate of interest as contemplated under the amended Credit Agreement shall not apply;

2.                                       during the Forbearance Period, the Company retains the ability to convert loans into Eurodollar rate loans, as provided for in the amended Credit Agreement; and

3.                                       the Company is prohibited from making payments on account of its subordinated debt, except for any payment not made in violation of the terms of subordination governing such subordinated debt.

We are currently in negotiations with the lenders to restructure our indebtedness.  We and our advisors are actively working toward such a transaction that would address the decline in our operating results and our capital structure, including our outstanding indebtedness.  If we fail to enter into a Restructuring Agreement during the Forbearance Period, pursuant to the Notice of Acceleration, the lenders will be able to exercise all their rights and remedies as secured creditors upon the expiration of the Forbearance Period.  Additionally, each of the trustees may, or holders of 25% of the outstanding principal amount of notes issued under the relevant indenture may direct such trustee to, accelerate the maturity of the notes issued under the indentures governing the Subordinated Notes.  As the success of any restructuring of our indebtedness will depend on the stability of and access to the capital and credit markets and agreements with and the consent of requisite numbers and percentages of lenders and holders of notes, we cannot assure you that we will be successful in agreeing upon a restructuring prior to the expiration of the Forbearance Period or at all.  Whether or not we are able to agree upon restructuring of our outstanding indebtedness with our lenders and/or holders of notes, we will likely be required to seek protection under Chapter 11 of the U. S. Bankruptcy Code in order to successfully complete a restructuring of our outstanding indebtedness.

Operating Activities

During the nine months ended September 30, 2008, operating activities used $3.4 million in cash flows on $101.3 million in net loss.  This compares to net cash provided by operating activities of $27.8 million for the nine-month period ended September 30, 2007.  The net loss for the period ended September 30, 2008 included a $34.3 million non-cash impairment charge.  The decrease in case provided by/used in operations was primarily attributable to $14.8 million in expenses related to restructuring and $13.6 million in additional cash paid for interest.

Investing Activities and Capital Expenditures

For the nine months ended September 30, 2008, we used net cash of $10.4 million for investing activities, primarily related to the capital expenditures of $10.7 million spent for the refurbishment of our casino properties, completion of the purchase of a new slot accounting and players club system and purchase of gaming machines for our route operations.

Capital expenditures for the remainder of the year are anticipated to be approximately $11 million.

Financing Activities

Cash flows provided by financing activities were $30.0 million in the first nine months of 2008.  During the nine months ended September 30, 2008, the Company repaid debt of $5.8 million while borrowing $35.9 million.

The amended Credit Agreement provides for a $860.0 million senior credit facility.  This facility includes a revolving credit facility in the amount of $100.0 million and $751.8 million of term loans that mature on December 2, 2011 if we have not refinanced our 8 1/8% notes, and otherwise on January 3, 2014.  Our revolving credit facility was fully drawn at September 30, 2008, and the commitments of our lenders have been terminated under the amended Credit Agreement.  Interest accrues on borrowings under the amended Credit Agreement based on a floating rate.  This floating rate is based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread.  Our average floating rate on debt incurred under the amended Credit Agreement was 10.5 % at September 30, 2008.

At September 30, 2008, our debt included approximately $159.5 million of our 8 1/8% Notes and $170.0 million of our 7% Notes.  After giving effect to indebtedness under our Subordinated Notes and borrowings under our amended Credit Agreement, our total debt is approximately $1.2 billion.

Other significant uses of cash in the nine months ended September 30, 2008 included interest expense.  Our cash payments for interest were $65.1 million for the nine months ended September 30, 2008.  There were no distributions to stockholders in the first nine months of 2008.

Cash interest payments for the remainder of 2008 are expected to be approximately $15.4 million greater than in the same period in 2007.  The Company does not expect to make cash payments for non-tax related stockholder distributions for the remainder of the 2008.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies can be found in our 2007 Form 10-K.  There have been no material changes to our critical accounting polices during the nine months ended September 30, 2008.

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

Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change.  Actual results of our operations may vary materially from any forward-looking statement made by or on our behalf.  Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved.  Undue reliance should not be placed on any forward-looking statements.  Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, the following:

•                                          We may not be able to negotiate a restructuring of our outstanding indebtedness, in particular due to the current existing uncertainty in the capital and credit markets.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates.  We do not have any cash or cash equivalents as of September 30, 2008 that are subject to market risk based on changes in interest rates.  As a result of our senior credit facility, we are exposed to market risk due to floating or variable interest rates.  The interest on revolving borrowings and on the term loan under our senior credit facility is based on a floating rate (a base rate or LIBOR), plus a leverage grid-based variable amount.  At September 30, 2008, the principal amount of the related borrowings under our senior credit facility was $846.8 million, all of which was subject to variable interest rates.  A hypothetical 1.0% increase in LIBOR (or base rate) would result in an approximately $8.5 million annual increase in interest expense.

The carrying value of our cash, trade, notes and loans receivable and trade payables approximates fair value primarily because of the short maturities of these instruments.  The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.  Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of current debt outstanding is approximately $529.6 million as of September 30, 2008.

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

The volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our ability to access financing.

The success of any recapitalization, refinancing, restructuring or reorganization of our obligations or the sale of some or all our business depends on the stability of the capital and credit markets and the health of the global economy.  Due to the existing uncertainty in the capital and credit markets and current adverse changes in the global economy, our access to capital, or the access to capital of potential purchasers of our assets, may not be available on terms feasible to the Company, or potential purchasers, if at all.

Our operations have been adversely affected by the general economic downturn in Southern California and Nevada.

The results of operations of our route business have been negatively impacted by the general economic downturn in Southern Nevada.  Our route operations derive a significant amount of business from the Southern Nevada market, the economy of which has been negatively impacted by the subprime mortgage crisis and the general economic downturn, including a decrease in consumer confidence levels.

In addition, since the third quarter 2007, the results of the operations of the Primm Casinos have been negatively impacted by the general economic downturn in Southern California.  The Primm Casinos derive a significant amount of their business from the Inland Empire region of Southern California, which is comprised primarily of the San Bernardino and Riverside counties, the economies of which have been negatively impacted due to a number of factors, including the subprime mortgage crisis, higher gasoline costs and a decrease in consumer confidence levels.

The Company’s Northern Nevada casinos’ operating results were also impacted by the general economic decline in Northern Nevada and Northern California, as well as higher gasoline costs.

Risk Factors Associated with Acquisitions

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

The business of the Primm Casinos has been adversely impacted by the decline in the economy of Southern California, which has adversely impacted the operations of the Company.

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

Date: November 14, 2008	HERBST GAMING, INC.
(Registrant)

	By:	/s/ Mary E. Higgins
Mary E. Higgins
	Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith.