Form 10-K
period 2008-12-31
HERBST GAMING INC
filed 2009-03-31
CIK 1160294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2009 was $0.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐ Not Applicable ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of December 31, 2008.

Common Stock, no par value, 300 outstanding shares.

Documents Incorporated by Reference

None.

PART I

Item 1.           Business.

General

We are a diversified gaming company that focuses on two business lines: slot route operations and casino operations.  Our slot route operations involve the exclusive installation and operation of slot machines in certain strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants.  We currently have approximately 6,700 slot machines in our slot route business and are one of the largest slot machine operators in Nevada.  As of December 31, 2008, our casino operations in Nevada consisted of 12 casinos.  Five of these casinos focus on local gaming patrons in Southern Nevada, and include the ownership and operation of Terrible’s Hotel & Casino in Las Vegas, Nevada and four other small casinos in Southern Nevada operated under the Terrible’s name.  We also operate the following four casinos in Northern Nevada, all of which were acquired by the Company in January 2007: Terrible’s Rail City Casino in Sparks, Nevada (“Rail City”); the Sands Regency Casino Hotel in downtown Reno, Nevada (“Sands”); Terrible’s Gold Ranch Casino and RV Resort in Verdi, Nevada (“Gold Ranch”) and Terrible’s Dayton Depot Casino (“Dayton Casino” and together with Rail City, Sands and Gold Ranch, the “Sands Regent Casinos”) in Dayton, Nevada.  In addition, we operate the following three casinos in Primm, Nevada, all of which were acquired by the Company in April 2007: Buffalo Bill’s Hotel and Casino (“Buffalo Bill’s”), Primm Valley Resort and Casino (“Primm Valley”) and Whiskey Pete’s Hotel and Casino (“Whiskey Pete’s”, and together with Buffalo Bill’s and Primm Valley, the “Primm Casinos”).  As of December 31, 2008, these casinos in Nevada contained an aggregate of approximately 6,600 slot machines and 125 table games.  Our casino operations outside of Nevada consist of Terrible’s St. Jo Frontier Casino in St. Joseph, Missouri (“St. Jo”), Terrible’s Mark Twain Casino in LaGrange, Missouri (“Mark Twain”), and Terrible’s Lakeside Casino Resort in Osceola, Iowa (“Lakeside Iowa”).  As of December 31, 2008, these three properties contained an aggregate of approximately 2,230 slot machines and 45 table games.

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

Planned Reorganization

The Company and certain of its subsidiaries (the “Subsidiary Guarantors”) have entered into an agreement (the “Lockup Agreement”) with (i) lenders holding, in the aggregate, approximately 68% in amount of all of the outstanding claims under our $860.0 million senior credit facility (the “amended Credit Agreement”); (ii) Messrs. Edward J. Herbst, Timothy P. Herbst and Troy D. Herbst, in their capacities as equity holders of the Company; and (iii) Terrible Herbst, Inc. and certain of its affiliates, in their capacities as parties to agreements with the Company and/or the Subsidiary Guarantors(the “THI Parties”).  Pursuant to the Lockup Agreement, the parties thereto are contractually obligated to support the following restructuring of the Company and the Subsidiary Guarantors (the “Restructuring”) pursuant to a joint plan of reorganization (the “Proposed Plan”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), 11 U.S.C. §§ 101-1532:

•                  A separation of the Company’s casino and slot machine route businesses into two holding companies (the post-Restructuring casino business is referred to herein as “Reorganized Herbst Gaming” and the post-Restructuring slot machine route business is referred to herein as “Slot Co”).

•                  Conversion of all outstanding obligations under the amended Credit Agreement into debt and equity of the reorganized companies, with the lenders under the amended Credit Agreement (the “Lenders”) receiving 100% of the new equity of Reorganized Herbst Gaming, and with Reorganized Herbst Gaming owning 10% of the new equity of Slot Co.

•                  Termination of all outstanding obligations under our 8 1/8% senior subordinated notes due 2012 (“8 1/8% Notes”) and our 7% senior subordinated notes due 2014 (the “7% Notes” and, collectively with the 8 1/8% Notes, the “Subordinated Notes”).

•                  Payment in full of all allowed general unsecured claims.

•                  Cancellation of 100% of the existing equity in the Company.

•                  Amendments or modifications to, or assumptions and assignments of, the Company’s related party agreements, or new agreements to be entered into, with the THI Parties and settlements of claims with the THI Parties in connection with the related party agreements.

•                  Receipt by certain of the THI Parties of 90% of the new equity of Slot Co in exchange for the contribution of a new gaming device license agreement.

On March 22, 2009 (the “Petition Date”), the Company and the Subsidiary Guarantors (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”) under case numbers 09-50746-gwz through 09-50763-gwz.  On the Petition Date, the Debtors filed several emergency motions with the Bankruptcy Court, including a motion to have the Chapter 11 Cases jointly administered.  On March 23, 2009, the Bankruptcy Court conducted hearings on the motion, including the motion for joint administration.  The Bankruptcy Court granted the motions either on a final basis or an interim basis with a continued hearing date regarding the interim orders on April 30, 2009. The joint administration motion was granted with the lead case being “Zante Inc” being case number 09-50746-gwz.  The Debtors plan to continue to operate their businesses and manage their properties as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  For convenience, XRoads Court Management Services has established a webpage for access to all pleadings filed in the Chapter 11 Cases.  The web address is http://www.xroadscms.net/zante.

The Restructuring is subject to various regulatory, Bankruptcy Court and third party approvals.  We cannot assure you that we will be successful in implementing the Restructuring in the form contemplated by the Lockup Agreement or at all.  Please refer to our discussion under “Liquidity and Capital Resources—Cash Flows; Restructuring” for a more detailed discussion of the Chapter 11 Cases and the Restructuring.

Narrative Description of Business

Our business focuses on attracting and fostering repeat business from local gaming patrons in both our route and casino operations.  Local patrons are typically sophisticated gaming customers who seek convenient locations, high payouts and a pleasant atmosphere.

Route Operations

Our route operations involve the exclusive installation and operation of slot machines in chain store and street account locations.  At December 31, 2008, we operated approximately 6,700 slot machines throughout the state of Nevada.  We define chain stores as grocery stores, drug stores, merchandise stores and convenience stores, each with more than five locations.  Our chain store contracts are primarily with large, national retailers such as Albertsons, Vons, Safeway, CVS and Smith’s, as well as Terrible Herbst gas stations and convenience stores.  Street accounts include local bars, restaurants and non-chain convenience stores.  Nevada law limits slot route operations to certain types of non-casino locations including bars, taverns, convenience stores, grocery stores and drug stores.  Most locations are limited to offering no more than 15 slot machines.

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

Casino Operations

Our casino operations consist of 16 casinos in Northern and Southern Nevada.  We also own three casinos in Missouri and Iowa.  All of our casino properties focus on local customers, with an emphasis on slot play.  The following table summarizes our casino assets as of December 31, 2008:

		Number of
Property	Location	Slot Machines	Table Games	Hotel Rooms	Additional

Herbst Gaming Casino Properties (as of December 31, 2008)

Southern Nevada

Terrible’s Hotel & Casino	Las Vegas, NV	998	12	330	Race and sports book 196 seat bingo facility

Terrible’s Town Casino	Pahrump, NV	396	6	—	Race and sports book; 120 seat bingo facility

Terrible’s Lakeside Casino & RV Park	Pahrump, NV	200	0	159 RV spaces	Race and sports book; 192-seat bingo facility; 7 acre lake

Terrible’s Casino & Bowl	Henderson, NV	146	—	—	16-lane bowling alley

Terrible’s Searchlight Casino	Searchlight, NV	75	—	—	—

Buffalo Bill’s	Primm, NV	1,024	34	1,242	12,000 sq. ft. conference space, including the 6,000 seat “Star of the Desert” arena; rollercoaster

Whiskey Pete’s	Primm, NV	834	25	779	8,000 sq. ft. convention space

Primm Valley Resort and Casino	Primm, NV	957	34	625	21,000 sq.ft conference space

Northern Nevada

Terrible’s Rail City	Sparks, NV	941	5	—	Sports book

Sands Regency	Reno, NV	553	8	833	Sports book; 12,000 sq. ft. conference space

Terrible’s Gold Ranch	Verdi, NV	237	—	105 RV spaces	Sports book; California lottery station

Terrible’s Dayton Depot Casino	Dayton, NV	255	2	—	Sports book

Midwest

Terrible’s Lakeside Casino Resort	Osceola, IA	1,010	20	60 65 RV spaces	10,000 sq. ft. conference space;convenience store and gas station; 121 acres (88 acres un-developed; 15 acre lake)

Terrible’s Mark Twain Casino	LaGrange, MO	663	14	—	—

Terrible’s St. Jo Frontier Casino	St. Joseph, MO	556	11	—	2,400 sq. ft. conference space; 40 acres (32 acres undeveloped)

Total		8,846	171	3,869 rooms	329 RV spaces

Southern Nevada Casinos

Terrible’s Hotel & Casino

Terrible’s Hotel & Casino in Las Vegas, Nevada (“Terrible’s”) opened on December 6, 2000.  Terrible’s offers a buffet and a 24-hour café.  There are currently 330 rooms with standard amenities.  Terrible’s is conveniently located approximately one mile east of the Las Vegas Strip, which we believe appeals to locals who wish to avoid the congestion of the Strip.  Terrible’s favorable location has made it popular with Strip casino employees.  Although we are not a tourist destination, we receive a certain amount of tourist traffic through our casino due to our location near the airport, the Strip and the Las Vegas Convention Center.

Terrible’s Searchlight Casino

Terrible’s Searchlight Casino is located in Searchlight, Nevada and offers approximately 75 slot machines, a full-service truck stop and 24-hour café.

Terrible’s Town Casino

Terrible’s Town Casino in Pahrump, Nevada, which is approximately 60 miles from Las Vegas, offers approximately 395 slot machines, six table games, a race and sports book, a 120-seat bingo facility and a restaurant with buffet.

Terrible’s Lakeside Casino & RV Park

Terrible’s Lakeside Casino & RV Park is located in Pahrump, Nevada and offers approximately 200 slot machines, a race and sports book, a 192-seat bingo facility, 159 RV spaces and a restaurant with buffet.

Terrible’s Town Casino & Bowl

Terrible’s Town Casino & Bowl is located in Henderson, Nevada and offers approximately 145 slot machines, a 16-lane bowling alley and 24-hour café.

Primm Casinos

We own the business and lease the real property on which Buffalo Bill’s Hotel and Casino, Whiskey Pete’s Hotel and Casino and Primm Valley Resort and Casino are located in Primm, Nevada.  The Primm Casinos are subject to a real property lease that has an initial fifty-year term, which expires in 2043, with one twenty-five-year extension option ending in 2068.  Also, the Primm Casinos collectively own and manage three gas station/convenience stores, a Starbucks Coffee outlet and one California Lottery lotto store.  The Primm Casinos also manage a 36-hole Tom Fazio golf course with a full-service restaurant.

Buffalo Bill’s Hotel and Casino

Buffalo Bill’s offers approximately 1,020 slot machines and 20 table games. In addition to a 1,242-room hotel, Buffalo Bill’s has a full service restaurant and buffet as well as a “Tony Roma’s” restaurant. The western themed property also has extensive entertainment amenities including the 6,000 seat “Star of the Desert” arena that hosts big name entertainers throughout the year.  Buffalo Bill’s has a world class roller coaster as well as water park log rides, two movie theaters and a midway style arcade.

Whiskey Pete’s Hotel and Casino

Whiskey Pete’s offers approximately 830 slot machines and 25 table games, a sports book and two full service bars.  Additionally Whiskey Pete’s has a 779 room hotel , a gourmet steakhouse, a full service coffee shop and buffet, a McDonald’s restaurant, an 8,000 square feet special events and concert venue, a swimming pool and a midway style arcade.

Primm Valley Resort and Casino

Primm Valley offers approximately 960 slot machines, 35 table games, a sports book and keno.  Additionally Primm Valley has a 625 room hotel and 21,000 square feet of convention space. Primm Valley has a full service coffee shop and buffet as well as the GP Steakhouse. The resort has a swimming pool, and a full service spa is currently under construction.  The Primm Valley Resort is connected to the “Fashion Outlets of Las Vegas,” a retail complex owned by a third party that houses over 150 designer outlet stores, including a Neiman Marcus “Last Call,” a William Sonoma Outlet store and DKNY, Tommy Bahama, Banana Republic and Gap factory outlet stores.

Northern Nevada / Sands Regent Casinos

Terrible’s Rail City Casino

Terrible’s Rail City Casino in Sparks, Nevada has approximately 30,000 square feet of gaming space housing approximately 940 slots, five table games, including keno, a sports book operated by an independent party, a 24-hour family-style restaurant and an ale house and brew pub. Rail City’s customer base comes primarily from Northern Nevada and a majority of its customers reside in close proximity to the casino.

Sands Regency Casino Hotel

Sands Regency Casino Hotel in Downtown Reno, Nevada has approximately 29,000 square feet of gaming space and a full selection of gaming alternatives, including approximately 550 slot machines and eight table games, as well as keno, bingo, live poker and a sports book operated by an independent party. Additionally, the Sands resort complex has 833 hotel rooms, including 29 suites, a health spa, and a large outdoor swimming pool. Dining options at the Sands include Cabana Café, a coffee house/deli-style restaurant, The Buffet at the Sands, and Fuzio’s, an Italian restaurant. The property also has a Mel’s, the Original, diner style restaurant, and an Arby’s restaurant, both of which are operated by third parties. The facility also includes an entertainment cabaret, three cocktail lounges, a comedy club operated by a third party and approximately 12,000 square feet of convention and meeting space. Third parties lease space from the Sands and operate a wedding chapel, a bicycle and ski rental shop, and a beauty shop. The Sands facility contains multiple parking areas, including a parking garage, with total combined capacity for approximately 1,100 vehicles. A substantial portion of the Sands’ business, particularly our hotel customer base, is arranged through travel groups, both air and motor coach wholesalers, which offer economy rates, and are primarily from Western Canada, the Pacific Northwest and Northern California.

Terrible’s Gold Ranch Casino and RV Resort

Terrible’s Gold Ranch Casino and RV Resort in Verdi, Nevada offers approximately 237 slot machines in an 8,370 square foot casino, a sports book operated by a third party, a family-style restaurant, a Jack-in-the-Box restaurant leased to and operated by a third-party, a bar, a 105-space RV park, a California lottery station, a gas station and a convenience store. Gold Ranch’s guests include both tourists and local residents, with local residents generating over half of the property’s casino patronage, and attempts to attract local residents through mid-week promotions geared toward enhancing local play mainly through lottery, casino, and restaurant programs. Tourist programs emphasize the RV Park, casino and restaurant cross-promotions. Gold Ranch attempts to attract as much traffic as possible off Interstate 80, the major Nevada/California thoroughfare.  We lease the real property on which the Gold Ranch is located. The real property lease has a twenty-year term with four five-year extension options ending in 2042.  We possess the option to purchase the real property on which the Gold Ranch business assets are located.

Terrible’s Dayton Depot Casino

Terrible’s Dayton Depot Casino is located in Dayton, Nevada.  We own the building that houses the Dayton Casino and the 4.5 acres of real property on which the Dayton Casino is located, as well as a building and 0.5 acres of real property directly across the street which housed a small tavern that is not currently operating.  Dayton Casino has approximately 16,000 square feet of casino space, a family-style restaurant, two bars, approximately 255 slot machines, four poker games, two table games and a sports book operated by a third party.

Casinos Outside Nevada

Terrible’s Lakeside Casino Resort

Lakeside Iowa, a riverboat casino located on West Lake in Osceola, Iowa, opened in January 2000.  The casino offers 1,010 slot machines and 20 table games.  Lakeside Iowa offers a 60 room, all-suite hotel, modular conference and meeting facilities that can seat up to 900 people and that are used for meetings, banquets and concerts, a fitness center, an outdoor pool and a gift shop.  In addition, Lakeside Iowa offers a 280-seat restaurant/buffet and lounge located in the main lobby, two bars located in the casino, a convenience store and gas station that are located adjacent to the casino and 65 RV spaces with utility hookups.  Lakeside Iowa owns 121 acres of land, 88 acres of which are undeveloped.

Terrible’s Mark Twain Casino

Mark Twain, located in a man-made basin adjacent to the Mississippi River in LaGrange, Missouri, is a facility that opened in July 2001.  The casino offers approximately 660 slot machines and 14 table games.  Mark Twain offers a 153-seat restaurant/bar and an additional bar in the casino.  The casino has a locally popular theme based on Mark Twain, who grew up in and wrote about nearby Hannibal, Missouri.

Terrible’s St. Jo Frontier Casino

St. Jo, located in a man-made basin adjacent to the Missouri River in St. Joseph, Missouri, opened in May 1998 as a successor to a casino that opened in June 1994.  The casino offers approximately 560 slot machines and 11 table games.  St. Jo offers a bar, a buffet and over 2,400 total square feet of modular conference and meeting space.  The casino and its amenities have a locally popular Pony Express western theme that plays off St. Joseph’s heritage as the founding location and headquarters of the Pony Express.  St. Jo owns 40 acres of land, 32 acres of which are undeveloped.

Financial Information

The primary source of our revenue and income is from our route and casino operations, although we view the restaurants, bars and services on our premises to be important adjuncts to our casino operations.  The following table sets forth the contribution to total net revenues on a dollar and percentage basis of our major activities for the years ended December 31, 2006, 2007 and 2008.

	Years Ended December 31,
	2006(1)		2007(1)		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenues:
Route operations(2)	$347,041	61.7%	$276,946	35.3%	$243,635	31.6%
Casino operations(2)
Nevada	95,614	17.0	331,517	42.2	337,006	43.7
Other states	141,435	25.1	141,731	18.0	137,188	17.8
Other	10,676	2.0	98,987	12.6	116,609	15.2
Total revenues	$594,766	105.8	$849,181	108.2	$834,438	108.2
Less promotional allowances(2)	(32,703)	(5.8)	(64,241)	(8.2)	(63,349)	(8.2)
Total net revenues	$562,063	100.0%	$784,940	100.0%	$771,089	100.0%

(1)   Calendar year 2006 does not include, and calendar year 2007 reflects a partial year of, operations of the Sands Regent Casinos, which were acquired in January 2007, and the Primm Casinos, which were acquired in April 2007.  As a result, the results of operations for calendar years 2006 and 2007 may not be comparable to the results of operations in 2008.

(2)   Route and casino revenues are the net difference between gaming wins and losses.  Promotional allowances consist primarily of food and beverages furnished gratuitously to customers.  The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances.  See “Note 2.  Description of Business and Summary of Significant Accounting Policies” to the accompanying Notes to consolidated financial statements in “Item 8.  Financial Statements and Supplementary Data”.

See “Item 8.  Financial Statements and Supplementary Data” for additional financial information about us.

Marketing

Nevada Market

Since we believe that a vast majority of our patrons at our casinos in Southern Nevada are locals, our marketing efforts are primarily focused on the local population of Clark County and Nye County, Nevada. These marketing efforts seek to capitalize on the strong recognition and high level of quality and value associated with the Terrible Herbst trade name and its cowboy logo, which are used in over 85 gasoline stations and convenience stores in Southern Nevada and nine gasoline stations and convenience stores in California and Arizona. The Terrible Herbst brand is prominently displayed in our route and casino operations. We license the Terrible Herbst trade name from Terrible Herbst, Inc., a related party, through 2011. Subject to mutual consent, we may extend the term of the agreement for five successive 5-year periods.  The proposed Restructuring provides for this agreement to be extended through 2016 with no extension options.  As the Terrible Herbst brand is important to our operations in Southern Nevada, any loss of this license could adversely affect our business.  See “Item 13.  Certain Relationships and Related Transactions” for a further discussion of this license agreement.

In addition, we have implemented a unique players club that rewards customers with points for playing at all of our casino locations. Points may be redeemed for cash as well as free or discounted rooms, food or other goods or services provided at any such location.

The customer base of the Sands Regent Casinos ranges from locals living in Northern Nevada, in the case of Rail City, to customers from Western Canada, the Pacific Northwest and Northern California, in the case of the Sands.  The marketing efforts for the Sands Regent Casinos are primarily focused on attracting locals and value-minded out-of-market visitors through aggressive promotions and customer loyalty programs.  We expect to continue this focus through the adoption of a new player’s club points program that is similar to those that have proven successful at our other casinos.

The customer base of the Primm Casinos consists primarily of value oriented tourists living in the inland empire of Southern California such as San Bernardino, Victorville and Barstow. The marketing efforts of the Primm Casinos prior to our acquisition were primarily focused on attracting value-minded out-of-market visitors through aggressive promotions and special events.  While continuing this focus, we have begun expanding the marketing of these casinos into the Southern Nevada locals market.  We have installed a state of the art player’s club loyalty program, “the one card”, that has been combined with the loyalty programs at all of our other Nevada casinos and rewards can be accumulated and used across all our Nevada properties.  The Primm Casinos also manage a 36-hole golf course and are in the process of constructing a new spa and exercise facility at the Primm Valley Casino that is expected to be completed by the second quarter of 2009.

Midwest Market

Each of Lakeside Iowa, Mark Twain and St. Jo have a highly recognizable brand name within its respective community.  In addition, each of Lakeside Iowa, Mark Twain and St. Jo operates a slot club that rewards customers with points for every coin-in.  Points are redeemable for free play as well as points that may be used for food, valet or retail items.  Each of the three casinos also hosts blackjack and slot tournaments as well as other special events on the casino premises that seek to recognize and cultivate regular casino patrons.

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

Competition

Nevada Market

Our slot route operations are subject to substantial direct competition for our revenue-sharing and fixed space lease locations from one large route operator and numerous small operators, located principally in Las Vegas, Nevada.  The principal method of competition for slot route operators includes the economic terms of the revenue-sharing or space lease arrangement, the services provided and the reputation of the route operator.  Price competition for revenue-sharing or space lease arrangements is intense and we believe that price competition among slot route operators will continue.  We are one of the largest route operators with approximately 6,700 slot machines situated in locations outside of our casinos as of December 31, 2008.

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

Lakeside Iowa is located along Interstate 35, approximately 40 miles southwest of Des Moines, Iowa.  The primary competitors of Lakeside Iowa are Prairie Meadows racino, the Riverside Casino and Golf Resort and the Meskwaki Bingo Casino Hotel.  The Prairie Meadows racino is located approximately 60 miles from Lakeside Iowa east of Des Moines.  Riverside Casino and Golf Resort is located in Riverside, Iowa, approximately 175 miles from Osceola.  The Meskwaki Bingo Casino Hotel is located in Tama, Iowa and is approximately 110 miles from Lakeside Iowa.

Mark Twain is the only casino in northeast Missouri and is approximately 15 miles from Quincy, Illinois and approximately 25 miles from Hannibal, Missouri. The closest casino to Mark Twain is the Catfish Bend Casino, located in Burlington, Iowa, which is approximately 75 miles from LaGrange.

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

Employees

As of December 31, 2008, we employed approximately 6,450 employees.  None of our current employees is covered by a collective bargaining agreement.  We believe that our relationship with our employees is good.

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

Missouri

On November 3, 1992, a statewide referendum authorized gaming in the State of Missouri on the Missouri and the Mississippi Rivers.  On April 29, 1993, Missouri enacted revised legislation (as amended, the “Missouri Gaming Law”) which amended the existing legislation.  In a decision handed down on January 25, 1994, the Missouri Supreme Court held that games of chance were prohibited under the Missouri constitution.  In a statewide election held on November 8, 1994, Missouri voters approved the adoption of an amendment to the Missouri Constitution which permits the legislature to allow games of chance to be conducted on excursion boats and floating facilities on the Mississippi River and the Missouri River.  As a result of the amendment, games of chance are also permitted, subject to Missouri Gaming Law.  Pursuant to the Missouri Gaming Law, there are twelve operating riverboat gaming facility sites in Missouri: one in Caruthersville; one in Boonville; four in the St. Louis area; four in the Kansas City area; one in LaGrange; and one in St. Joseph.

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

Under the Missouri Gaming Law, the ownership and operation of riverboat gaming facilities in Missouri are subject to extensive state and local regulation.  Herbst Gaming, HGI—St. Jo, Inc., the subsidiary of Herbst Gaming that owns St. Jo and the current licensee and HGI—Mark Twain, Inc., the subsidiary of Herbst Gaming that owns Mark Twain and the current licensee, any subsidiaries, and some of their officers and employees are and will be subject to specific regulations, including ongoing licensing requirements.  As part of the application and licensing process for a gaming license, the applicant must submit detailed financial, operating and other reports to the Missouri Gaming Commission.  Each applicant has an ongoing duty to update the information provided to the Missouri Gaming Commission in the application, usually within seven days of a material change in the information on file with the Missouri Gaming Commission.  Each of St. Jo and Mark Twain has frequently updated its application materials since it was initially licensed.  In addition to the information required of the applicant, directors, officers, affiliated business entities and other defined “key persons” (which include individuals and companies designated by the Missouri Gaming Commission) must submit Personal Disclosure Forms, which include detailed financial information, and are subject to thorough investigations.  In addition, some officers and directors of Herbst Gaming, as well as Herbst Gaming itself, have submitted Personal Disclosure Forms and applications to the Missouri Gaming Commission.  All gaming employees must obtain an occupational license issued by the Missouri Gaming Commission.  Suppliers are also subject to licensing requirements of the Missouri Gaming Commission.  An institutional investor holding an interest of 20% or less in Herbst Gaming for only passive investment purposes, may be exempted from these licensure requirements by the Missouri Gaming Commission.

Effective May 30, 2008, certain amendments were made to Missouri’s gaming regulations that provide for the division of Missouri gaming licenses into Class A and Class B Licenses. Herbst Gaming now holds a Class A License which allows Herbst Gaming to operate the HGI-St. Jo and HGI-Mark Twain business entities. HGI-St. Jo and HGI-Mark Twain now hold Class B Licenses allowing them to operate the respective riverboat gaming operations in Missouri. Based on these amended regulations, HGI-St. Jo as operator of Terrible’s Frontier Casino facility and HGI-Mark Twain as operator of the Mark Twain Casino facility became Class B license holders.  Herbst Gaming, as the holding and parent company of HGI-St. Jo and HGI-Mark Twain, holds a Class A license.

Both the holding company Class A license and the operating Class B licenses remain issued through application to the Missouri Gaming Commission, which continues to require, among other things:

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

•                  minimum payouts;

•                  the payment of a 21% tax on adjusted gross receipts;

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

Previously, the Missouri Gaming Law imposed as to each customer a $500 loss limit per two-hour period established by each licensee with the approval of the Missouri Gaming Commission.  However, by vote of Missouri registered voters on November 8, 2008, the Missouri Gaming Law was amended to provide that the Missouri Gaming Commission shall not establish any regulations or policies that limit the amount of wagers, losses or buy-in amounts.

In addition, the Missouri Gaming Commission is empowered to determine on a city and county-specific basis where “dockside” or permanently-docked gaming is appropriate and may be permitted.  The Missouri Gaming Commission has authorized all twelve licensed sites to operate all or a portion of their facilities on a continuously docked basis.

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

The Company’s Iowa excursion gambling boat license was approved for renewal at a March 5, 2009 meeting of the Iowa Gaming Commission.  This license is not transferable and will need to be renewed annually and prior to the commencement of each subsequent annual renewal period.

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

We are currently in default under the amended Credit Agreement and the indentures under which the Subordinated Notes were issued.  The Company and the Subsidiary Guarantors have entered into the Lockup Agreement and have filed the Chapter 11 Cases with the Bankruptcy Court.

Under the Restructuring, all outstanding obligations under the indentures governing the Subordinated Notes will be terminated and 100% of the existing equity in the Company will be cancelled.  Further, the Company will separate its casino and slot machine route businesses into two holding companies.  It is uncertain how the separation of our businesses may impact our operations.  Please refer to our discussion under “Liquidity and Capital Resources—Cash Flows; Restructuring” for a more detailed discussion of the Restructuring and the Chapter 11 Cases.  The Restructuring will be subject to various regulatory, Bankruptcy Court and third party approvals.  We cannot assure you that we will be successful in implementing the Restructuring in the form contemplated by the Lockup Agreement or at all.

We are undergoing a restructuring under Chapter 11 of the Bankruptcy Code and it is uncertain whether we will emerge from bankruptcy or achieve a viable operation.

We are currently operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, and our continuation as a going concern is contingent upon, among other things, our ability to gain approval of the plan of reorganization by the requisite parties under the Bankruptcy Code, have a plan of reorganization confirmed by the Bankruptcy Court, gain gaming authority approvals to the extent required to effectuate a plan of reorganization, comply with terms of existing and future loan agreements, return to profitability, generate sufficient cash flows from operations, and obtain financing sources to meet future obligations.  Further, it is uncertain whether we will lose valuable contracts in the process of the Chapter 11 Cases.

With specific regard to the Restructuring, we may not be able to confirm the Proposed Plan.  Even if the requisite acceptances of the Proposed Plan are received, the Bankruptcy Court may not confirm the Proposed Plan or the relevant gaming authorities may not approve certain elements of the Proposed Plan.  A dissenting holder of a claim against or equity interest in the Company may challenge the balloting procedures and results as not being in compliance with the Bankruptcy Code.  Even if the Bankruptcy Court determined that the balloting procedures and results were appropriate, the Bankruptcy Court may still decline to confirm the Proposed Plan if it finds that any of the statutory requirements of Section 1129 of the Bankruptcy Code for confirmation are not met.   Section 1129 of the Bankruptcy Code sets forth the requirements for confirmation and requires, among other things, (i) that confirmation of the Proposed Plan is not likely to be followed by a liquidation or a need for further financial reorganization and (ii) the value of distributions to non-accepting holders of claims within a particular class under the Proposed Plan will not be less than the value of distributions such holders would receive if the Company were liquidated under Chapter 7 of the Bankruptcy Code.  With regard to a class of creditors or equity interest holders who vote to reject the Proposed Plan or are deemed to have rejected the Plan, the Bankruptcy Court must find that the terms of the Proposed Plan are fair and equitable to such non-accepting classes.  The Bankruptcy Court may determine that the Proposed Plan does not satisfy one or more of these requirements, in which case it would not be confirmable by the Bankruptcy Court.

If the Proposed Plan is not confirmed by the Bankruptcy Court, it is unclear whether we will be able to reorganize our business and what, if any, distributions holders of claims against or equity interests in the Company ultimately would receive with respect to their claims or equity interests.  If an alternative plan of reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is possible that holders of claims would receive substantially less favorable treatment than they would receive under the Proposed Plan.

Prolonged continuation of the Chapter 11 Cases  may harm our business.

If the Chapter 11 Cases continue for a prolonged amount of time, the proceedings could adversely affect our business and operations.  So long as the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with our reorganization instead of focusing exclusively on business operations.  Prolonged continuation of the Chapter 11 Cases will also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our business.  In addition, the longer the Chapter 11 Cases continue, the more likely it is that our customers, suppliers and agents will lose confidence in our ability to successfully reorganize our business and seek to establish alternative commercial relationships.  Furthermore, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the Chapter 11 Cases.  Prolonged continuation of the Chapter 11 Cases may also require us to seek additional financing.  It may not be possible for us to obtain additional financing during or after the Chapter 11 Cases on commercially favorable terms or at all.  If we were to require additional financing during the Chapter 11 Cases and were unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized

The volatility and disruption of the capital and credit markets and adverse changes in the global economy have negatively impacted our ability to access financing.

Due to the existing uncertainty in the capital and credit markets and current adverse changes in the global economy, our access to capital may not be available on terms feasible to the Company if at all.

Our operations, and the gaming industry as a whole, have been adversely affected by the general economic downturn.  The gaming operations and casinos owned by the Company may be further adversely impacted if the general economic conditions continue to decline, which could lead to an adverse impact on the operations of the Company.

The results of operations of our route and casino businesses have been negatively impacted by the global financial recession, subprime mortgage crisis, volatile gasoline and energy prices, and the general economic downturn, including a decrease in consumer confidence levels.  The gaming industry is currently experiencing reduced demand.  The demand for gaming is highly sensitive to consumers’ disposable incomes, and a general decline in economic conditions, including businesses downsizing their workforces, may lead to our potential customers having less discretionary income with which to wager.  Many of our customers have also experienced significant reductions in their savings as a result of recent investment losses.  These developments have led, and are likely to continue to lead, to a reduction in our revenues and have materially adversely affected our operating results, as there are fewer customers and our customers spend less than they historically have.  While there has been government response to these economic hardships, there can be no assurance that this will restore the economy and bring back consumer confidence and spending.  Gaming industry revenues are sensitive to general economic conditions and are influenced by consumer confidence in the economy and other factors.  An extended period of reduced discretionary spending could significantly harm our operations and we may not be able to lower our costs rapidly enough, or at all, to offset a decrease in revenues.

Our operations may be adversely impacted by increases in energy prices.

Our properties use significant amounts of electricity, natural gas and other forms of energy.  While no shortages of energy have been experienced, the substantial increases in the cost of electricity, natural gas and gasoline in the United States in general, and in Southern and Northern California, Southern and Northern Nevada, south central Iowa and northeast and northwest Missouri in particular, may negatively affect our operating results.  In addition, further energy price increases in such areas could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at our route and casino operations, which could negatively impact revenues

The increase in the price of gasoline during portions of 2008 had an adverse impact on the results of our operations.

Most of our customers drive in to our locations.  There is very little, if any, non-drive-in market.  As such, the increases in gasoline prices throughout the year have adversely impacted our operations as it has become more expensive for our customers to drive to our locations.  Though gasoline prices have dropped in the last quarter, there can be no guarantee that prices will not rise again thereby adversely affecting our revenue.

The success of our route operations is dependent on our ability to renew our contracts.

We conduct our route operations under contracts with third parties.  Both contracts with chain and street customers are renewable at the option of the owner of the respective chain store or street account.  As our route contracts expire, we are required to compete for renewals.  Although we have historically been able to renew our contracts, if we are unable to renew a material portion of our route contracts because our competitors offer more favorable terms or for any other reason, including the greater financial stability of our competitors, our business, financial condition and results of operations would be adversely affected.  We cannot assure you that our current chain or street contracts will be renewed.

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

We pay substantial taxes and fees in connection with our operations as a gaming company.  From time to time, federal, state and local legislators and other government officials have proposed and adopted changes in tax laws, or in the administration of those laws affecting the gaming industry.  It is not possible to determine the likelihood of changes in tax laws or in the administration of those laws.  If adopted, changes to applicable tax laws could have a material adverse effect on our business, financial condition and results of operations.  Due to the continued pressures on the state legislatures to address shortfalls in their budgets associated with the current recession, there may be more support to look to increased taxation that could affect all our gaming properties.  Any increase in taxes would adversely impact the Company’s future profitability.

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

Our success is substantially dependent upon the efforts and skills of Troy D. Herbst, our chief executive officer, executive vice president, secretary and treasurer, Ferenc Szony, our president and chief operating officer, and  Mary E. Higgins, our chief financial officer.  We have entered into employment agreements with Mr. Herbst, Mr. Szony, and Ms. Higgins through 2009.  These agreements automatically renew for successive one-year periods unless sooner terminated or unless either party to the respective agreements notifies the other in writing at least 60 days prior to the date the respective agreement is scheduled to expire.  If we were to lose the services rendered by these employees, our operations could be adversely affected.  In addition, we compete with other potential employers for employees, and we may not succeed in hiring and retaining the executives and other employees that we need.  An inability to hire quality employees could have a material adverse effect on our business, financial condition and results of operations.

Under the Lockup Agreement, the Company will create a new officer position for a Chief Operating Officer — Gaming.  It is uncertain how this officer, whose employment is subject to prior approval under applicable gaming and bankruptcy laws, will affect the Company’s operations.

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

Some Native American casinos have a lower minimum age requirement for gambling, which may increase their market share at the expense of our market share.

Some Native American casinos in Southern California and Iowa allow customers at least 18 years old to gamble, whereas our gambling establishments require our customers to be at least 21 years old.  This could lead to a reduced market for us as those Native American casinos would have an earlier opportunity to create loyal customers.  If our competitors are able to retain these customers after they turn 21, thereby causing them to continue gambling at those establishments rather than try our establishments, we may experience reduced market share.

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

We own and operate riverboat and dockside casino facilities, which are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, mechanical failure, extended or extraordinary maintenance, flood or other severe weather.  Reduced patronage and the loss of a dockside or riverboat casino from service for any period of time could adversely affect our results of operations.  The riverboats are subject to inspection every five years and have been inspected as recently as December 2008 in Missouri.  The Company’s only cruising vessel is its boat located in Lakeside, Iowa, and this boat had its turbines removed in late 2008, as riverboats in Iowa are no longer required to cruise.

Risks Related to Our Outstanding Indebtedness

We are in default under our outstanding indebtedness.

We have incurred a significant amount of indebtedness, including indebtedness incurred under the amended Credit Agreement to consummate the acquisitions of the Sands Regent and Primm Casinos.  As of December 31, 2008, our long-term debt, which was all classified as current, totaled $1,176,330,000.  Also as of that date, we carried a stockholders’ deficit of $328,155,000 and had a ratio of earnings to fixed charges of 0.1.  For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before fixed charges and loss on early retirement of debt (other than capitalized interest).  Fixed charges consist of interest expensed and capitalized and the interest component of rent expense.

The Company is in default under the amended Credit Agreement and the indentures pursuant to which the Subordinated Notes were issued, and has filed the Chapter 11 Cases.  Please refer to our discussion under “Liquidity and Capital Resources—Cash Flows; Restructuring” for a discussion of the Restructuring.

Our substantial indebtedness has resulted in adverse consequences for our business, including the factors listed below.  Even if the Proposed Plan is approved and implemented, the Company will retain significant indebtedness, which could:

•                  make it more difficult to satisfy our obligations with respect to the instruments governing our then outstanding indebtedness;

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

Our indebtedness imposes restrictive covenants on us.

The amended Credit Agreement and the indentures governing the Subordinated Notes impose operational and financial restrictions on us and our subsidiaries.  The Company anticipates that debt issued in the Restructuring will have similar covenants.  The restrictions imposed and anticipated under these debt instruments include, among other obligations, limitation on our and our subsidiaries’ ability to:

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

The amended Credit Agreement imposes various customary affirmative covenants on us and our subsidiaries, including among others, reporting covenants, covenants to maintain insurance, comply with laws, maintain properties and other covenants customary in senior credit financings of this type.  In addition, the amended Credit Agreement will require us to comply with various restrictive financial covenants, including interest coverage and debt to operating cash flow ratios, and capital spending limits.  Please refer to our discussion under “Liquidity and Capital Resources—Cash Flows; Restructuring” for a discussion of our defaults under the amended Credit Agreement and the indentures under which the Subordinated Notes were issued and the terms of the new loans contemplated by the Restructuring.

Item 2.    Properties.

Our principal properties consist of the following:

Nevada

Company Headquarters and Warehouse.

We lease a four-acre site in Las Vegas and, pursuant to that lease, own the 50,000 square foot building where our executive offices and operational headquarters are located.  This facility houses our executive and administrative offices and is used for sub-assembly and warehouse space for our slot route operations.  The lease between The Herbst Family Limited Partnership II, a Nevada limited partnership, and us ends on June 30, 2017, with options to renew the lease for five additional successive terms of ten years each.  Under the Lockup Agreement, the terms of this lease, along with several other related party agreements, would be modified.

Office Space and Convenience Store.

We lease a three-acre site and a 50,000 square foot building where our employment center and purchasing department are located.  The lease between Herbst Grandchildren’s Trust, a trust governed under the laws of the State of Nevada and a related party, and us ends on November 27, 2012, with options to renew the lease for five additional successive terms of ten years each.

Terrible’s Searchlight Casino.

We lease the space in which Terrible’s Searchlight Casino is located in Searchlight, Nevada.  The space is leased from Terrible Herbst, Inc. and the lease ends on June 30, 2022, with options to renew the lease for five additional successive terms of ten years each, contingent on Terrible Herbst, Inc. renewing its lease of the property from an unrelated third party.

Terrible’s Hotel & Casino.

We own the ten-acre site in Las Vegas on which Terrible’s Hotel & Casino is located, consisting of a 45,000 square foot casino with 255 guest rooms.

Terrible’s Town Casino.

Terrible’s Town Casino in Pahrump, Nevada, which is approximately 60 miles from Las Vegas, comprises an approximately 30,000 square foot building on approximately three acres.  We lease the land from The Herbst Family Limited Partnership, a Nevada limited partnership and a related party.  The lease expires on June 30, 2011.  We also have an option to further extend the lease for three additional successive terms of five years through 2026.

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

Terrible’s Gold Ranch Casino and RV Park.

We lease the land on which Terrible’s Gold Ranch Casino and RV Resort is located in Sparks, Nevada from an unrelated third party.  The lease ends on January 1, 2022, with an option to renew the lease for four additional successive terms of five years each.

Sands Regency Casino Hotel.

Sands Regency Casino Hotel in Downtown Reno, Nevada has approximately 853 rooms, 29,000 square feet of gaming space and approximately 12,000 square feet of convention and meeting space. The buildings that house the Sands sit on approximately 10.5 acres in downtown Reno.  This land is owned by the Company.

Terrible’s Dayton Depot Casino.

Terrible’s Dayton Depot Casino is located in Dayton, Nevada.  We own the building that houses the Dayton Casino and the 4.5 acres of real property on which the Dayton Casino is located, as well as a building and 0.5 acres of real property directly across the street which housed a small tavern that is not currently operating.

Terrible’s Rail City Casino.

We own the land and building on which Terrible’s Rail City is located in Sparks, Nevada. The Rail City Casino is approximately 30,000 square feet and the property is approximately 7.5 acres.

Buffalo Bill’s, Whiskey Pete’s and Primm Valley Resort Hotels and Casinos.

We lease (from an unrelated party) approximately 170 acres of land on which Buffalo Bill’s, Whiskey Pete’s and Primm Valley are located in Primm, Nevada.  The lease ends on June 30, 2043, with an option to renew the lease for one additional twenty-five year term.

Midwest

Lakeside Casino Resort.

We own the land in Osceola, Iowa on which certain facilities of Lakeside Iowa are located, including the all-suite hotel, convention facilities, RV park and convenience store and own an additional 121 acres of land adjacent to or nearby the casino.  We lease the use of West Lake and certain real estate surrounding West Lake from the City of Osceola, Iowa.  The lease ends on May 19, 2009.  We have an option to extend the lease for eight additional successive terms of five years each.  We are currently negotiating the next five year extension.

Mark Twain Casino.

We own the land in LaGrange, Missouri on which certain facilities of Mark Twain are located, and own an additional 14 acres of land adjacent to or nearby the casino.

St. Jo Frontier Casino.

We own the land in St. Joseph, Missouri on which certain facilities of St. Jo are located, and own an additional 72 acres of land adjacent to or nearby the casino.

Item 3.    Legal Proceedings.

On February 17, 2006, the Clark County Circuit Court entered judgment of a jury verdict delivered on January 14, 2006 against ETT for $4.1 million in compensatory damages and $10.1 million in punitive damages.  The jury verdict was delivered in connection with an action brought by the family of an individual that alleged that ETT had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from ETT and, while drunk, hit and killed the individual.  The punitive damage award was subsequently lowered to $4.1 million in a post-trial ruling.  The Company believes the award of compensatory and punitive damages against ETT, the liability of ETT, and the amount thereof, is not supportable in either law or in fact and plans to vigorously pursue all appropriate post-trial and other remedies, including exercising its right to appeal.  The Company has appealed this decision.  Based on a review of the legal opinions and facts available to the Company at this time, the Company believes it is adequately reserved for any potential liability related to this incident.

The Company was party to an arbitration in 2008 in Las Vegas, Nevada involving the termination of an employee.  The former employee, alleged he was terminated without cause and was therefore due amounts pursuant to his employment agreement.  On March 10, 2009, the Company received an interim award from the arbitrator that awarded the former employee $1.3 million as a result of this arbitration.  The award is currently under appeal, however, the Company has fully recognized the award and approx $0.2 million for attorneys fees in the 2008 fiscal year.

The Debtors have filed the Chapter 11 Cases in the Bankruptcy Court under case numbers 09-50746-gwz through 09-50763-gwz.  On the Petition Date, the Debtors filed several emergency motions with the Bankruptcy Court, including a motion to have the Chapter 11 Cases jointly administered.  On March 29, 2009, the Bankruptcy Court conducted hearings on the motion, including the motion for joint administration.  The Bankruptcy Court granted the motions either on a final basis or an interim basis with a continued hearing date regarding the interim orders on April 30, 2009. The joint administration motion was granted with the lead case being “Zante Inc” being case number 09-50746-gwz.  The Debtors plan to continue to operate their businesses and manage their properties as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  For convenience, XRoads Court Management Services has established a webpage for access to all pleadings filed in the Chapter 11 Cases.  The web address is http://www.xroadscms.net/zante.  Please refer to our discussion under “Liquidity and Capital Resources—Cash Flows; Restructuring” for a further discussion of the Chapter 11 Cases.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities .

(a)          Market Information

There is no established public trading market for any class of our common equity.  No class of our capital stock has been registered under the Securities Act of 1933, as amended, or under Section 12 of the Exchange Act.  All 300 shares of our outstanding common stock are beneficially owned by Edward, Timothy and Troy Herbst.

(b)         Holders

Edward, Timothy and Troy Herbst beneficially own collectively all of the outstanding shares of our common stock.

(c)          Dividends

Dividends of $10.3 million were paid in respect of our outstanding common stock in fiscal year 2007.  No dividends were paid in fiscal year 2008.

The amended Credit Agreement and the indentures governing the Subordinated Notes restrict our ability to declare or make distributions on our capital shares.  To date, the only distributions that we have made on our common stock are distributions permitted by the instruments governing our outstanding indebtedness.  Subject to contractual restrictions contained in the amended Credit Agreement, cash dividends may be declared and paid only in an aggregate amount not to exceed the Company’s percentage of excess cash flow (as defined in the amended Credit Agreement) for the preceding fiscal year so long as the Company is in compliance the financial covenants.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Item 8.  Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”

Item 6.    Selected Financial Data.

We derived the selected consolidated financial data as of and for each of the prior five years ended December 31, 2008 from our audited consolidated financial statements, as of and for each of the prior three years ended December 31, 2008, which are included elsewhere in this report.  In February 2005, we consummated the acquisition of Lakeside Iowa, and as a result the period beginning on January 1, 2005 may not be comparable to prior years.  Similarly, in January 2007 we consummated the acquisition of the Sands Regent Casinos and in April 2007 we consummated the acquisition of the Primm Casinos, and as a result the period beginning January 1, 2007 may not be comparable to prior years.  The following table summarizes certain selected consolidated financial data, which you should read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this report and under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986.  Under those provisions, the owners of our company pay income taxes on our taxable income.  Accordingly, a provision for income taxes is not included in our financial data.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Income statement data:
Revenues
Route operations	$293,244	$339,401	$347,041	$276,946	$243,635
Casino operations
Nevada	91,254	95,400	95,614	331,517	337,006
Other states	—	117,774	141,435	141,731	137,188
Other operations	3,628	4,923	10,676	98,987	116,609
Total revenues	388,126	557,498	594,766	849,181	834,438
Promotional allowances—route	(376)	(223)	(86)	(64)	(90)
Promotional allowances—casino	(12,138)	(21,434)	(32,617)	(64,177)	(63,259)
Net revenues	375,612	535,841	562,063	784,940	771,089
Costs of revenues:
Route operations	227,929	258,114	271,463	244,086	215,653
Casino operations
Nevada	56,331	59,125	64,349	245,507	262,338
Other states	—	79,239	87,852	89,745	88,835
Depreciation and amortization	25,407	33,941	38,124	56,405	57,783
General and administrative	14,366	15,217	13,324	22,983	21,485
Other operations	—	—	6,491	80,184	94,522
Restructuring costs	—	—	—	—	17,717
Loss on impairment of assets	—	3,360	—	72,965	106,271
Loss on lease termination	600	—	—	—	—
Total costs and expenses	324,633	448,996	481,603	811,875	864,604
Income (loss) from operations	50,979	86,845	80,460	(26,935)	(93,515)
Interest income	353	740	734	1,481	921
Interest expense	(22,109)	(36,532)	(39,134)	(85,631)	(116,832)
Change in value of derivative instruments	—	—	—	(16,115)	—
Loss on early retirement of debt(1)	(37,991)	(221)	—	—	—

Net income (loss)	$(8,768)	$50,832	$42,060	$(127,200)	$(209,426)

Year Ended December 31,
2004	2005	2006	2007	2008
(in thousands, except ratios)
Other data:
Route EBITDA(2)(3)	$64,939	$79,922	$75,492	$32,796	$27,892
Casino EBITDA(2)(4)
Nevada(4)	$22,785	$20,281	$17,719	$43,551	$29,475
Other states(4)	—	$29,865	$34,512	$30,268	$30,287
Net cash provided by (used in) operating activities	$50,010	$92,204	$81,493	$4,273	$(2,498)
Net cash used in investing activities	$(17,009)	$(309,172)	$(79,758)	$(574,128)	$(15,746)
Net cash provided by (used in) financing activities	$51,141	$152,645	$(9,944)	$598,495	$29,952
Capital expenditures	15,229	43,893	66,622	32,418	15,578
Ratio of earnings to fixed charges(5)	2.3	x	2.4	x	2.0	x	0.5	x	0.1	x

	December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$138,172	$73,849	$65,540	$94,282	$105,990
Total assets	$318,431	$534,930	$568,450	$1,080,385	$934,248
Total debt(6)	$333,412	$500,593	$522,618	$1,146,070	$1,176,330
Stockholders’ equity (deficiency)	$(30,764)	$7,981	$18,771	$(118,729)	$(328,155)

(1)

Consists of (a) a loss on early retirement of debt in June 2004 which consisted of $31.3 million in a debt prepayment penalty and $6.7 million in unamortized loan fees and (b) a premium of $221,000 paid to call the balance of our 10 ¾% notes in September 2005.

(2)

Route and Casino segment EBITDA are non-GAAP measures but are used by management to measure segment profits and losses in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, and are calculated before allocation of overhead.  See “Note 15.  Business Segments” to the accompanying Notes to consolidated financial statements for a reconciliation of these measures to net income(loss), the comparable GAAP measure.

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

Overview

We are a diversified gaming company that focuses on two business lines: slot route operations and casino operations.  Our route operations involve the exclusive installation and operation of approximately 6,700 slot machines as of December 31, 2008 in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants.  Our casino operations consist of sixteen casinos located in Nevada, Iowa and Missouri.  Other than the Sands and the Primm Casinos, our casinos are operated under the “Terrible’s” brand.  We are in the process of re-branding the Sands and the Primm Casinos under the “Terrible’s” brand.

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

The Company and the Subsidiary Guarantors have entered into the Lockup Agreement, pursuant to which the parties thereto are contractually obligated to support the Restructuring.  As contemplated in the Lockup Agreement, the Debtors have filed the Chapter 11 Cases in the Bankruptcy Court.  The Restructuring and the Proposed Plan are subject to various regulatory, court and third party approvals.  We cannot assure you that we will be successful in implementing the Restructuring in the form contemplated by the Lockup Agreement and the Proposed Plan or at all.  Please refer to our discussion under “Liquidity and Capital Resources—Cash Flows; Restructuring” for a more detailed discussion of the Chapter 11 Cases and the Restructuring.

Year 2008 Compared to Year 2007

Route Operations

	Year ended December 31, 2007		Year ended December 31, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)

Slot route revenue	$276,946	100.0%	$243,635	100.0%
Promotional allowances	(64)	0.0	(90)	0.0
Direct expenses	(244,086)	88.1	(215,653)	88.5
EBITDA	32,796	11.9	27,892	11.5
Impairment of intangibles	(3,165)	1.1	—	—
Depreciation and amortization	(21,979)	7.9	(17,806)	7.3
Income from slot route operations	$7,652	2.9%	$10,086	4.2%

Route operations accounted for 29% of total revenues during the year ended December 31, 2008.  This was a decrease from 33% of total revenues for the year ended December 31, 2007.  Total revenues from route operations were $243.6 million for the year ended December 31, 2008, a decrease of $33.3 million, or 12%, from $276.9 million for the year ended December 31, 2007.  At December 31, 2008, we were operating approximately 6,700 slot machines, which was 500 less than the approximately 7,200 we were operating as of December 31, 2007.  The decrease in machines reflects these factors, the elimination of certain underperforming route locations as well as closures of some grocery and drug store chain clients.  These factors, coupled with general economic weakness in Nevada contributed to the decline in route revenue in 2008 compared to 2007.

Route operating costs were $215.7 million, or 89%, of route revenues for the year ended December 31, 2008.  This compares to $244.1 million, or 88%, of route revenues for the same period in 2007.  This $28.4 million decrease in route operating expenses in 2008 was associated with a decrease of approximately $11.5 million in space lease expenses that were contractually agreed to in the prior year in connection with the enactment of a smoking ban in Nevada, as well as a decrease in expenses associated with lower revenues at our participation locations, which are based on operating contracts that provide for a decrease in revenue share costs in proportion to revenue decline.  Additional expense reductions resulted from the elimination of underperforming locations referenced above.  Route operating costs include a reserve for a litigation contingency recorded in 2008.

As a result of the factors mentioned above, Route EBITDA was $27.9 million for the year ended December 31, 2008, a decrease of $4.9 million, or 15%, from $32.8 million for the year ended December 31, 2007.

Casino Operations

	Year ended December 31, 2007		Year ended December 31, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)

Casino revenue	$473,248	100.0%	474,194	100.0%
Promotional allowances	(64,177)	13.6	(63,259)	13.3
Direct expenses	(335,252)	70.8	(351,173)	74.1
EBITDA	73,819	15.6	59,762	12.6
Impairment of intangibles	(69,800)	14.7	(106,271)	22.4
Depreciation and amortization	(34,081)	7.2	(39,678)	8.4
Income (loss) from casino operations	$(30,062)	(6.4)	$(86,187)	(18.2)

Casino operations accounted for 57% of total revenues for the year ended December 31, 2008 and 56% of total revenues for the year ended December 31, 2007.  Total revenues derived from casino operations were $474.2 million for the year ended December 31, 2008, an increase of $0.9 million, or 0.1%, from $473.2 million for the year ended December 31, 2007.  Results for 2008 include the Primm Casinos for the entire year, compared to nine months in 2007.  The Primm Casinos contributed an increase of $21.3 million in gross revenues for the full year of operations in 2008 as compared to the partial year of operations in 2007.  This increase, however, was offset by a decline of $15.8 million in revenues, or 8.8%, from the other Nevada Casinos and a decline of $4.5 million, or 3%, in revenues from the Midwest casinos, in each case for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Overall casino expenses for the year ended December 31, 2008, as compared to the 2007 fiscal year, increased primarily due to the inclusion of the Primm Casinos for the full year.  Increased costs and expenses of $26.8 million were directly associated with a full quarter of operations in 2008 that was not included in 2007 due to the fact that the Primm Casinos were acquired by the Company in April 2007.  This increase was offset in part by a decrease in costs and expenses of $0.9 million, and $9.9 million, respectively, for the Midwest casinos and other Nevada casinos.

As a result of the factors mentioned above, Casino EBITDA was $59.8 million for the year ended December 31, 2008, a decrease of $14.0 million, or 19%, from $73.8 million from the year ended December 31, 2007.  The Primm Casinos EBITDA results from the casino segment were mixed for the 2007 and 2008 years.  The addition of the Primm Casinos provided much of the year-over-year increase as the results are included in 2007 only for nine months; however, EBITDA from the Primm Casinos in 2008 was significantly below the 2007 Primm Casinos results.  The other Nevada casinos produced lower EBITDA results for the year ended December 31, 2008 as compared to the year ended December 31, 2007.  The Midwest casinos produced similar EBITDA results for the years ended December 31, 2008 and December 31, 2007.

We address the above mentioned EBITDA results more fully in the segment discussions below.

The following paragraphs divide the results from our casino operations geographically between casinos in Nevada and those in other states.

Casino Operations — Nevada

	Year ended December 31, 2007		Year ended December 31, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)

Casino revenue	$331,517	100.0%	$337,006	100.0%
Promotional allowances	(42,459)	12.8	(45,193)	13.4
Direct expenses	(245,507)	74.1	(262,338)	77.8
EBITDA	43,551	13.1	29,475	8.7
Depreciation and amortization	(22,765)	6.7	(28,450)	8.4
Impairment of intangibles	(36,500)	11.0	(87,071)	25.8
Income from casino operations	$(15,714)	(4.7)	(86,046)	(25.5)

Nevada casino operations accounted for 40% of total Company revenues for the year ended December 31, 2008 and 39% of total revenues for the year ended December 31, 2007.  Revenues derived from Nevada casino operations were $337.0 million for the year ended December 31, 2008 compared with $331.5 million for the year ended December 31, 2007.  The net increase is primarily due to the inclusion of revenue from the Primm Casinos for the full year in 2008.  Revenues increased by $21.3 million for the Primm Casinos for the year ended December 31, 2008 as compared to the year ended December 31, 2007, when the Primm Casinos’ results are included only for nine months.  However, revenues decreased by $15.8 million for the other Nevada casinos as economic pressures impacted revenues across the state.

Nevada casino promotional spending was up $2.7 million. This was primarily due to the Primm Casinos’ full year activities, offset in part by decreases of promotional spending of $1.2 million for the other Nevada Casinos.  As a percentage of revenue, promotional allowances were 13.4% for the year ended December 31, 2008 compared to 12.8% for the year ended December 31, 2007.

Nevada casino operating costs for the year ended December 31, 2008 were $262.3 million, up $16.8 million from the year ended December 31, 2007.  This was primarily due to the inclusion of the Primm Casinos as of April 10, 2007 resulting in cost increases for the year ended December 31, 2008.  The increases were associated with payroll and related expenses, taxes and licenses expenses, utilities and variable costs of sales related revenue increases.  The increase in Nevada casino operating costs was offset in part by reductions to variable costs of sales related to revenue decreases, lower staffing levels and reduced gaming taxes for the other Nevada casinos.

Depreciation and amortization expense was $28.5 million for the year ended December 31, 2008, an increase of $5.7 million, or 25%, from $22.8 million for the year ended December 31, 2007.  The increase was primarily associated with the acquisition of the Primm Casinos in April 2007 and reflects a final purchase price adjustment in the first quarter of 2008 to the estimated depreciation and amortization expense associated with the Primm Casinos.

Operating results at the Primm Casinos have continued to decline as economic pressures have increased and competition has increased for Southern California and Southern Nevada customers.  Annual impairment testing performed in the fourth quarter of 2007 as well as interim testing performed in the second quarter of 2008 determined that the fair value of goodwill associated with the Primm Casinos was less than the book value.  Accordingly, for the years ended December 31, 2007 and 2008 we recorded non-cash charges of $36.5 million and $30.7 million, respectively, to reduce the balance of this asset to zero.  Further, annual impairment testing performed in the fourth quarter of 2008 determined that the fair value of our trademark associated with the Primm Casinos was less than its book value.  Accordingly, for the year ended December 31, 2008 we recorded a non-cash charge of $7.5 million to reduce the balance of this asset to its fair value.  As a result of revenue declines related to our Primm properties, the Company tested these assets for recoverability pursuant to SFAS 144 in 2008.  The test resulted in no impairment; however, we will continue to monitor the performance of the Primm properties and, if necessary, continue to update our asset recoverability test under SFAS 144.  The total impairment charges associated with the Primm Casinos were $38.2 million for 2008.

Annual impairment testing performed in the fourth quarter of 2008 determined that the fair value of goodwill associated with the Sands Regent Casinos was less than the book value.  Accordingly, we recorded a non-cash charge of $48.9 million for the year ended December 31, 2008 to reduce the balance of this asset to zero.

As a result of the factors mentioned above, Nevada casino EBITDA was $29.5 million for the year ended December 31, 2008 compared to $43.6 million for the year ended December 31, 2007.  This was mostly a result of EBITDA decreases at the Primm and Sands Regency Casinos, which were impacted significantly by the economic decline.

Casino Operations — Other states

	Year ended December 31, 2007		Year ended December 31, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)

Other state casino revenue	$141,731	100.0%	$137,188	100.0%
Promotional allowances	(21,718)	15.3	(18,066)	13.2
Direct expenses	(89,745)	63.3	(88,835)	64.8
EBITDA	30,268	21.4	30,287	22.0
Impairment of Intangibles	(33,300)	23.5	(19,200)	14.0
Depreciation and amortization	(11,316)	8.0	(11,228)	8.2
Income from casino operations	$(14,348)	(10.1)	$(141)	(0.2)

Casino operations in other states accounted for 16% of total company revenues for the year ended December 31, 2008, which is down from 17% in 2007.  Total revenues derived from casino operations located in states other than Nevada were $137.2 million, a decrease of $4.5 million, compared to $141.7 million for the year ended December 31, 2007.  The decline in revenue was exclusively at our Lakeside Iowa casino, which was affected by continued competitive pressures in the Iowa market as well as general economic weakness in the region.  Results at the two Missouri properties were not impacted by these issues: 2008 results at the St. Jo casino were in line with 2007 and the Mark Twain casino had stronger revenue in 2008 than 2007 due primarily to a smoking ban in Illinois that was enacted in 2008 (the Mark Twain casino’s closest customer market is Quincy, Illinois).

Promotional allowances for the year ended December 31, 2008 were $18.1 million compared to $21.7 million for the year ended December 31, 2007, a decrease of $3.6 million or 17%.  This was due primarily to a $4.2 million decrease in slot promotional expenses exclusively at the Lakeside Iowa casino due to decreased revenue at that location.

Other state casino operating costs were $88.8 million, or 65% of revenues, for the year ended December 31, 2008 compared to $89.7 million, or 63% of revenues, for the year ended December 31, 2007.  The net decrease in operating costs was attributable to the reduction of variable costs of sales associated with lower revenues, partially offset by an increase in health and dental insurance expenses.  The increase in health and dental insurance costs resulted from an error in the placement of the stop loss policy that was part of the self-insurance program at the three riverboat casinos in the Midwest.  The additional exposure related to the placement of an incorrect stop loss policy resulted in additional expense in 2008 of approximately $2.8 million compared to 2007.

Operating results at Lakeside Iowa have continued to decline as economic pressures have continued and competition has intensified in the Iowa market.  Annual impairment testing performed in the fourth quarter of 2007 and 2008, as well as interim testing performed in the second quarter of 2008, determined that the fair value of our Lakeside Iowa license rights was less than the book value.  According, for the year ended December 31, 2007 we recorded a non-cash charge of $33.3 million and for the year ended December 31, 2008 we recorded non-cash charges totaling $19.2 million to reduce the balance of this asset to its fair value.

Other state casino EBITDA was $30.3 million for the year ended December 31, 2008, which was consistent with EBITDA results for the year ended December 31, 2007 that totaled $30.3 million.

Other Operations and G&A

	Year ended December 31, 2007		Year ended December 31, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)

Other operations — revenue	$98,987	11.7%	$116,609	14.0%
Other operations — cost of revenue	(80,184)	9.4%	(94,522)	11.3%
General and administrative	(22,983)	2.7%	(21,485)	2.6%
Depreciation and amortization	(56,405)	6.6%	(57,783)	6.9%
Restructuring costs	—		(17,717)	2.1%

Revenue from other operations consists of revenue from sources such as gasoline and convenience store sales, ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations.  Our gas station operations include a gas station and convenience store located in Osceola, Iowa; a gas station and convenience store at the Gold Ranch property in Verdi, Nevada; and three gas stations we acquired with the Primm Casinos.  Revenues from other operations were $116.6 million for the year ended December 31, 2008 compared to $99.0 million for the year ended December 31, 2007, an increase of $17.6 million.  This was primarily due to a $22.3 million increase in gas station and convenience store revenues at the Primm Casinos, reflecting a full year of operations.  This was offset in part by decreases of $3.0 million and $2.1 million, respectively, in gas station and convenience store revenues at the Lakeside Iowa and Gold Ranch Nevada properties.  The change is a result of volatility in gasoline prices.

Costs associated with other revenues were $94.5 million for the year ended December 31, 2008 and $80.2 million for the year ended December 31, 2007, an increase of $14.3 million.  This was associated with a $19.7 million increase in gas station and convenience store costs at the Primm Casinos based on a full year of operations.  This was offset in part by decreases of $3.1 million and $2.2 million, respectively, in gas station and convenience store costs at the Lakeside Iowa and Gold Ranch Nevada properties, which experienced decreased costs associated with decreased revenues.

G&A expenses decreased by $1.5 million, or 6.5%, from $23.0 million for the year ended December 31, 2007 to $21.5 million for the year ended December 31, 2008.  This was primarily associated with expenses paid in 2007 in connection with the acquisition of the Primm Casinos of approximately $2.5 million.  G&A expenses in 2008 decreased due to reduced payroll and related costs.  G&A expenses as a percentage of total revenue were 2.6% for the year ended December 31, 2008 as compared to 2.7% for the year ended December 31, 2007.

Depreciation and amortization expense was $57.8 million for the year ended December 31, 2008, an increase of $1.4 million, or 2.5%, from $56.4 million for the year ended December 31, 2007.  Depreciation and amortization expense reflects a final purchase price adjustment in the first quarter of 2008 to the estimated depreciation and amortization expense associated with the Primm Casinos and the Sands Regent Casinos.

During the year ended December 31, 2008, the Company also incurred costs associated with the restructuring process described in “Liquidity and Capital Resources.”  These costs were $17.7 million for the year ended December 31, 2008 and were primarily related to legal and advisory fees.

Impairment Charges

As discussed above, the Company recorded impairment charges in 2007 and 2008 to reduce the value of intangible assets associated with the Primm Casinos, the Sands Regent Casinos and Lakeside Iowa.  Annual impairment testing performed in the fourth quarter of 2007 as well as interim testing performed in the second quarter of 2008 determined that the fair value of goodwill associated with the Primm Casinos was less than the book value.  Accordingly, for the years ended December 31, 2007 and 2008 we recorded non-cash charges of $36.5 million and $30.7 million, respectively, to reduce the balance of this asset to zero.  Further, annual impairment testing performed in the fourth quarter of 2008 determined that the fair value of our trademark associated with the Primm Casinos was less than its book value.  Accordingly, for the year ended December 31, 2008 we recorded a non-cash charge of $7.5 million to reduce the balance of this asset to its fair value.

Annual impairment testing performed in the fourth quarter of 2008 determined that the fair value of goodwill associated with the Sands Regent Casinos was less than the book value.  Accordingly, we recorded a non-cash charge of $48.9 million for the year ended December 31, 2008 to reduce the balance of this asset to zero.

Annual impairment testing performed in the fourth quarter of 2007 and 2008, as well as interim testing performed in the second quarter of 2008, determined that the fair value of our Lakeside Iowa license rights was less than the book value.  According, for the year ended December 31, 2007 we recorded a non-cash charge of $33.3 million and for the year ended December 31, 2008 we recorded non-cash charges totaling $19.2 million to reduce the balance of this asset to its fair value.

Promotional Allowances

Promotional allowances were $63.3 million, or 7.6% of total revenues, for the year ended December 31, 2008, a decrease of $0.9 million, or 1.4%, from $64.2 million, or 7.5% of total revenues, for the year ended December 31, 2007.  This was primarily due to lower promotional spending of $3.7 million, $0.3 million, and $0.9 million, at the Lakeside Iowa Casino, Northern Nevada casinos and Southern Nevada casinos, respectively.  The decreases were offset in part by increased promotional spending at the Primm Casinos of $3.9 million.

Loss from Operations

As a result of the factors discussed above, loss from operations was $93.5 million for the year ended December 31, 2008, an increase of $62.4 million from loss of $26.9 million for the year ended December 31, 2007.  The loss for the year ended December 31, 2008 included a $30.7 million impairment charge to goodwill at the Primm Casinos, an $7.5 million impairment charge to the Primm trademark, a $48.9 million impairment charge to the goodwill at the Sands Regent Casinos, a $19.2 million impairment charge to the gaming license at the Lakeside Iowa property and $17.7 million in costs (primarily legal and advisory fees) associated with the Company’s restructuring process.

Other Expenses

	Year ended December 31, 2007	Year ended December 31, 2008
	(dollars in thousands)
Interest Expense	$(85,631)	$(116,832)
Change in value of derivative	(16,115)	—
Interest Income	1,481	921
Total Other income (expense)	$(100,265)	$(115,911)

Other expense was $115.9 million for the year ended December 31, 2008, an increase of $15.6 million from expenses of $100.3 million for the year ended December 31, 2007.  This increase was primarily a result of interest costs increasing from $85.6 million for the year ended December 31, 2007 to $116.8 million for the year ended December 31, 2008 due to higher average outstanding debt balances for 2008 as well as a higher average borrowing rate on floating rate debt.  The Company’s debt increased from $1.1 billion at December 31, 2007 to $1.2 billion at December 31, 2008.

Net Loss

As a result of the factors discussed above, net loss for the year ended December 31, 2008 was $209.4 million compared to net loss of $127.2 million recorded for year ended December 31, 2007.

Year 2007 Compared to Year 2006

	Year ended December 31, 2006		Year ended December 31, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$347,041	100.0%	$276,946	100.0%
Promotional allowances	(86)	0.0	(64)	0.0
Direct expenses	(271,463)	77.8	(244,086)	88.1
EBITDA	75,492	22.2	32,796	11.9
Impairment of Intangibles	—	—	(3,165)	1.1
Depreciation and amortization	(21,431)	6.2	(21,979)	7.9
Income from slot route operations	$54,061	16.0%	$7,652	2.9%

Route Operations

Route operations accounted for 33% of total revenues during the year ended December 31, 2007  This was a decrease from 58% of total revenues for the year ended December 31, 2006.  Total revenues from route operations were $276.9 million for the year ended December 31, 2007, a decrease of $70.1 million, or 20%, from $347.0 million for the year ended December 31, 2006.  The decrease in route revenue primarily reflects the impact of the passage in November 2006 in Nevada of Question 5 and, in the fourth quarter of 2007, general economic weakness.  At December 31, 2007 and 2006, we operated approximately 7,200 slot machines.

Route operating costs were $244.1 million, or 88%, of route revenues for the year ended December 31, 2007.  This compares to $270.1 million, or 78%, of route revenues for the same period in 2006.  The decrease in route operating expenses was primarily associated with the lower revenues at our participation locations, which provide for a decrease in revenue share costs in conjunction with revenue decline. We typically enter into fixed space leases with our chain store customers, which do not provide for a decrease in our lease payments if revenue declines. However, many of our larger space lease contracts provided for an adjustment of lease payments if a smoking ban were to occur.  We renegotiated substantially all of these larger space lease contracts in the third quarter of 2007, resulting in an annual reduction of lease payments of approximately $20.0 million in 2007. The reductions applicable to 2007 were approximately $8.2 million. In connection with these renewals, the average duration of larger space lease contracts was increased from approximately two years to four years.

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

Casino Operations

	Year ended December 31, 2006		Year ended December 31, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)

Casino revenue	$237,049	100.0%	473,248	100.0%
Promotional allowances	(32,617)	13.8	(64,177)	13.6
Direct expenses	(152,201)	64.2	(335,252)	70.8
EBITDA	52,231	22.0	73,819	15.6
Impairment of intangibles	—	—	(69,800)	14.7
Depreciation and amortization	(16,375)	6.9	(34,081)	7.2
Income (loss) from casino operations	$35,856	15.1%	$(30,062)	(6.4)%

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

The following paragraphs divide the results from our casino operations geographically between casinos in Nevada and those in other states.

Casino Operations — Nevada

	Year ended December 31, 2006		Year ended December 31, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)

Casino revenue	$95,614	100.0%	$331,517	100.0%
Promotional allowances	(13,546)	14.2	(42,459)	12.8
Direct expenses	(64,349)	67.3	(245,507)	74.1
EBITDA	17,719	18.5	43,551	13.1
Depreciation and amortization	(6,408)	6.7	(22,765)	6.7
Impairment of intangibles	—	—	(36,500)	11.0
Income from casino operations	$11,311	11.8%	(15,714)	(4.7)%

Nevada casino operations accounted for 39% of total Company revenues for the year ended December 31, 2007 and 16% of total revenues for the year ended December 31, 2006.  Revenues derived from Nevada casino operations were $331.5 million for the year ended December 31, 2007 compared with $95.6 million for the year ended December 31, 2006. These results reflect increases in revenue due to the Sands Regent Casinos, all located in Northern Nevada, and the Primm Casinos, all located in Primm, Nevada.  The new casinos accounted for substantially all of the increase in net revenues.  Revenues were flat or increased at our other casinos in Nevada, except at the two casinos in Pahrump.  The decreases in the revenues at the casinos in Pahrump were due in part to refurbishments of our primary competitors by new owners, which made them more competitive.  In the aggregate, gross revenues at our casinos, other than the Sands Regent Casinos and Primm Casinos, were up approximately 2.2% in 2007 from of 2006.

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

The Primm Casinos had lower than expected results in 2007 when compared to 2006.  The Primm Casinos derive a significant amount of their business from the Inland Empire region of Southern California, which is comprised primarily of the San Bernardino and Riverside counties, the economies of which were negatively impacted in 2007 due to a number of factors, including the subprime mortgage crisis and higher gasoline costs.  For the year ended December 31, 2007, the Company recognized a non- cash impairment charge of $36.5 million to write down the carrying value of goodwill related to the estimated fair value of the Primm assets (see Note 6 to the Notes to consolidated financial statements).

Casino Operations — Other states

	Year ended December 31, 2006		Year ended December 31, 2007
	$	% of revenue	$	% of revenue
	(dollars in thousands)

Other state casino revenue	$141,435	100.0%	$141,731	100.0%
Promotional allowances	(19,071)	13.5	(21,718)	15.3
Direct expenses	(87,852)	62.1	(89,745)	63.3
EBITDA	34,512	24.4	30,268	21.4
Impairment of Intangibles	—	—	(33,300)	23.5
Depreciation and amortization	(9,967)	7.0	(11,316)	8.0
Income from casino operations	$24,545	17.4%	$(14,348)	(10.1)%

Casino operations in other states accounted for 17% of total company revenues for the year ended December 31, 2007, which is down from 24% in 2006.  Total revenues derived from casino operations located in states other than Nevada were $141.7 million in 2007, an increase of $0.3 million, compared to $141.4 million for the year ended December 31, 2006.  Other state casino operating costs were $89.7 million, or 63.3% of revenues, for the year ended December 31, 2007, compared to $87.9 million, or 62.1% of revenues, for the year ended December 31, 2006.  The increases in operating costs were associated with increases in food and beverage costs.

Promotional allowances for the year ended December 31, 2007 were $21.7 million compared to $19.1 million for the year ended December 31, 2006, an increase of $2.6 million or 13.6%. The majority of those increases were at the Lakeside Iowa property as it incurred $1.6 million more in promotional costs in 2007 than in 2006 in response to increased competition from four new casinos.

Other state casino EBITDA was $30.3 million for the year ended December 31, 2007, a decrease of $4.2 million, or 12.2%, from $34.5 million for the year ended December 31, 2006. This decrease in EBITDA was due to the operations of Lakeside Iowa, which was subject to significant competitive pressure from the opening of four new casinos in Iowa in and about 2007.

As discussed above, our operating results at Lakeside Iowa were lower than our expectations in 2007.  For the year ended December 31, 2007, the Company recorded a non-cash impairment charge of $33.3 million to write down the carrying value of intangible assets related to the estimated fair value of the Lakeside Iowa assets (see Note 6 to the Notes to consolidated financial statements).

Other and G and A

	Year ended December 31, 2006		Year ended December 31, 2007
	$	% of Total revenue	$	% of Total revenue
	(dollars in thousands)
Other revenue	$10,676	2.0%	$98,987	11.7%
Direct expense	(6,491)	1.1	(80,184)	9.4
General and administrative expenses	(13,324)	2.2	(22,983)	2.7
Depreciation and amortization	(318)	0	(345)	0
Income from Operations Other and SGA	$(9,457)	(1.6)	$(4,474)	(0.5)
Depreciation and amortization	318	0	345	0
Interest Income	734	0.1	1,481	0.2
Other and Corporate EBITDA	$(8,405)	(1.5)	$(2,699)	(0.3)

Revenue from other operations consists of revenue from sources such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations, including sales (i) at our gas station and convenience store located in Osceola, Iowa, (ii) beginning in the first quarter of 2007, at Terrible’s Gold Ranch, our gas station in Verdi, Nevada, which was part of the acquisition of the Sands Regent Casinos and (iii) beginning in the second quarter of 2007, at the three gas stations we acquired with the Primm Casinos.  Revenues from other operations were $99.0 million for the year ended December 31, 2007 compared to $10.7 million for the year ended December 31, 2006, an increase of $88.3 million, $85.8 million of which was associated with the revenue from the gas stations and other operations at the new facilities.

Costs associated with other revenues were $80.2 million for the year ended December 31, 2007 and $6.5 million for the year ended December 31, 2006, an increase of $73.7 million.  Of the increase, $71.1 million was costs associated with the gas station convenience store operations at the new facilities and the remainder was associated with increased gas costs at Lakeside Iowa as the facility had a significant summertime gas promotion in 2007.

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
	(dollars in thousands )
Interest Expense	$(39,134)	$(85,631)
Change in value of derivative	—	(16,115)
Interest Income	734	1,481
Total Other income (expense)	$(38,400)	$(100,265)

Other expense was $100.3 million for the year ended December 31, 2007, an increase of $61.9 million from expenses of $38.4 million for the year ended December 31, 2006.  This increase was primarily a result of the increase in the Company’s debt. Debt grew from $522.6 million at December 31, 2006 to $1,146.1 million at December 31, 2007, as a result of borrowings incurred to complete the acquisitions of the Sands Regent and Primm Casinos. Additionally, during 2007, the Company incurred a loss on an interest rate swap, which was terminated, resulting in a $16.1 million charge to earnings.

Net (Loss) Income

As a result of the factors discussed above, net loss for the year ended December 31, 2007 was $127.2 million compared to net income of $42.1 million recorded for year ended December 31, 2006.

Liquidity and Capital Resources

Cash Flows; Restructuring

The Company is in default under the amended Credit Agreement and the indentures pursuant to which the Subordinated Notes were issued.  The Company and the Subsidiary Guarantors have entered into the Lockup Agreement, which provides for the following restructuring to be implemented pursuant to a joint plan of reorganization under Chapter 11 of the Bankruptcy Code:

•                  A separation of the Company’s casino and slot machine route businesses into two holding companies (Reorganized Herbst Gaming and Slot Co).

•                  Conversion of all outstanding obligations under the amended Credit Agreement into debt and equity of the reorganized companies, with the Lenders receiving 100% of the new equity of the reorganized casino business and 10% of the new equity of the reorganized slot route business.

•                  Termination of all outstanding obligations under the Subordinated Notes.

•                  Payment in full of all allowed general unsecured claims.

•                  Cancellation of 100% of the existing equity in the Company.

•                  Amendments or modifications to, or assumptions and assignments of, the Company’s related party agreements, or new agreements to be entered into, with the THI Parties and settlements of claims with the THI Parties in connection with the related party agreements.

•                  Receipt by certain of the THI Parties of 90% of the new equity of Slot Co in exchange for the contribution of a new gaming device license agreement.

The Restructuring is subject to various regulatory, Bankruptcy Court and third party approvals.  We cannot assure you that we will be successful in implementing the Restructuring in the form contemplated by the Lockup Agreement or at all.

On the Petition Date, the Debtors commenced their Chapter 11 Cases before the Bankruptcy Court under case numbers 09-50746-gwz through 09-50763-gwz.  On the Petition Date, the Debtors filed several emergency motions with the Bankruptcy Court, including a motion to have the Chapter 11 Cases jointly administered.  On March 23, 2009, the Bankruptcy Court conducted hearings on the motion, including the motion for joint administration.  The Bankruptcy Court granted the motions either on a final basis or an interim basis with a continued hearing date regarding the interim orders on April 30, 2009. The joint administration motion was granted with the lead case being “Zante Inc” being case number 09-50746-gwz.  The Debtors plan to continue to operate their businesses and manage their properties as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The amounts outstanding under the amended Credit Agreement and the indentures pursuant to which the Subordinated Notes were issued are classified as current liabilities on the Company’s balance sheet.  On November 6, 2008, we received a Notice of Acceleration (the “Notice of Acceleration”) under our amended Credit Agreement due to the occurrence and continuation of events of default under the amended Credit Agreement.  Pursuant to the Notice of Acceleration, the Lenders and the administrative agent under the Credit Agreement has declared the unpaid principal amount of all outstanding loans under the amended Credit Agreement immediately due and payable, and has declared the commitment of each lender to be immediately terminated.  In addition, since the loans under the amended Credit Agreement have been accelerated, the Company is prohibited from resuming payments on the Subordinated Notes.

                The current outstanding balance under the amended Credit Agreement is $846.8 million.  Pursuant to the Lockup Agreement, (i) $135 million of these obligations will be allocated to Slot Co pursuant to a new first priority senior secured bank loan which will mature on the fifth anniversary of the “Substantial Consummation Date” (as defined in the Lockup Agreement); (ii) $40 million of these obligations will be allocated to Slot Co pursuant to a second lien secured bank facility which will mature on the fifth anniversary of the Substantial Consummation Date; (iii) $475 million of these obligations will be allocated to Reorganized Herbst Gaming pursuant to a new credit agreement comprising a first lien term loan in the amount of $350 million and a second lien term loan in the amount of $125 million on terms to be negotiated; and (iv) the remaining balance of these obligations will be exchanged for 100% of the new common equity of Reorganized Herbst Gaming, which will own 10% of the new common equity of Slot Co.

The Company made interest payments totaling $8.1 million to the Lenders on March 11, 2009, as provided in the Lockup Agreement.  Based on the filing of the Chapter 11 Cases, the Company will not make interest payments under the amended Credit Agreement, other than certain adequate protection payments.  The Lockup Agreement provides for adequate protection payments to be made to the Lenders during the period commencing on the Petition Date and ending following the confirmation of the Proposed Plan by the Bankruptcy Court (the “Effective Date”) in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured as of the last day of each fiscal quarter and to be paid on the 30th day thereafter) reduced by certain unpaid restructuring costs, as well as costs and expenses of the professionals retained by the administrative agent, pursuant to the “Cash Collateral Stipulation” as further explained below.  The Lockup Agreement further provides that the Proposed Plan will provide for adequate protection payments to be made to the Lenders during the period commencing on the Effective Date and ending on the Substantial Consummation Date in the amount of (i) payments that would be made under new loans to Slot Co as if those facilities were in effect as of the Effective Date, with certain exceptions described in the Lockup Agreement, plus (ii) the Debtors’ cash and cash equivalents in excess of a threshold to be determined (measured as of the end of every third full calendar month following the Effective Date and to be paid 30 days thereafter).

On the Petition Date, the Debtors filed with the Bankruptcy Court a Stipulation Authorizing Use of Cash Collateral by Debtors and Granting Adequate Protection (the “Cash Collateral Stipulation”).  Under the Cash Collateral Stipulation, the Debtors and the administrative agent for the Lenders have agreed that the all disputes between the administrative agent and the Debtors regarding “cash collateral” and the use thereof as provided for by Section 363 of the Bankruptcy Court are reserved, and that Debtors may use their cash on hand and operating cash flow to fund their operations during the period commencing on the approval of the Cash Collateral Stipulation by the Bankruptcy Court and ending on the Effective Date in accordance with the 13 week budget attached to the Cash Collateral Stipulation, which budget will be updated at the end each 13 week period until the Effective Date, with certain exceptions described in the Cash Collateral Stipulation.  Based on the Cash Collateral Stipulation, we expect to fund our existing operations and capital needs during the Restructuring from operating cash flow and cash on hand, although that may be insufficient.  We expect to monitor carefully our capital expenditures, and will likely delay incurring capital expenditures where possible in order to conserve cash.  We cannot assure you that our cash flow will be adequate to meet our anticipated working capital requirements and capital expenditures for existing operations.  If cash flow is insufficient, we would seek to obtain debtor in possession financing to support our working capital needs.  The Bankruptcy Court approved the Cash Collateral Stipulation on an interim basis on March 23,

2009, subject to a final hearing on April 30,2009, and in so doing ordered that any payment to the professionals retained by the administrative agent under the Cash Collateral Stipulation is subject to disgorgement pursuant to later Bankruptcy Court order.

Operating Activities

During the year ended December 31, 2008, operating activities used $2.5 million in cash flows on a net loss of $209.4 million.  Our most significant use of cash for operations in 2008 was for interest on our outstanding debt.  Our cash payments for interest were $75.5 million for the year ended December 31, 2008.

Investing Activities and Capital Expenditures

For the year ended December 31, 2008, we had net cash used for investing activities of $15.7 million, primarily related to capital expenditures of $15.6 million spent for the refurbishment of our casino properties, completion of the purchase of a new slot accounting and players club system and purchase of gaming machines for our route operations.

Capital projects for 2009 are anticipated to be approximately $28.3 million.  However, to the extent that our results of operations do not improve, we may elect to delay some of the capital expenditures in order to preserve short-term liquidity.

Financing Activities

Cash flows used by financing activities were $30.0 million during the year ended December 31, 2008.  During this period, the Company repaid debt of $5.7 million while borrowing $35.9 million.

The amended Credit Agreement provides for a $860.0 million senior credit facility.  This facility includes a revolving credit facility in the amount of $100.0 million and $751.8 million of term loans that mature on December 2, 2011 if we have not refinanced our 8 1/8% notes, and otherwise on January 3, 2014.  Our revolving credit facility was fully drawn at December 31, 2008, and the commitments of our lenders have been terminated under the amended Credit Agreement.  Interest accrues on borrowings under the amended Credit Agreement based on a floating rate.  This floating rate is based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread.  Our average floating rate on debt incurred under the amended Credit Agreement was 12.5 % at December 31, 2008.

At December 31, 2008, our debt included approximately $159.5 million of our 8 1/8% Notes and $170.0 million of our 7% Notes.  After giving effect to indebtedness under our Subordinated Notes and borrowings under our amended Credit Agreement, our total debt is approximately $1.2 billion.

Please refer to “Liquidity and Capital Resources—Cash Flows; Restructuring” for a discussion of the Restructuring and treatment of our outstanding indebtedness in the Lockup Agreement.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Contractual Obligations:
Long-term debt	$1,176,330	$1,176,330	$—	$—	$—
Estimated interest payments (1)	130,753	130,753	—	—	—
Operating leases	402,301	59,273	98,493	54,605	189,930
Total contractual cash obligations	$1,709,384	$1,366,356	$98,493	$54,605	$189,930

(1)    Estimated interest for variable rate debt is based on rates at December 31, 2008 and does not give effect to the adequate protection payments contemplated by the Proposed Plan.

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

Goodwill and Intangible Assets

We have a significant investment in goodwill and other intangible assets on our consolidated balance sheet as of December 31, 2008.  The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.  The estimated fair values of the assets acquired pursuant to the acquisitions of Lakeside Iowa, the Sands Regent Casinos and the Primm Casinos, a substantial portion of which consisted of intangible assets comprised of license rights, were determined by management after considering various information including an independent appraisal.  To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

We review the investment in goodwill and license rights for impairment annually, and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value below the amount reflected in the balance sheet.  These evaluations of goodwill and license rights requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value.  Changes in forecasted operations can materially affect these estimates.  Once impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.  An adverse change to the estimate of these future cash flows could necessitate an impairment charge that could adversely affect operating results.

Based on impairment testing in the second and fourth quarters of 2008, the Company recorded impairment charges to reduce the value of intangible assets associated with the Primm Casinos, the Sands Regent Casinos and Lakeside Iowa.  Interim testing performed in the second quarter of 2008 determined that the fair value of goodwill associated with the Primm Casinos was less than the book value.  Accordingly, for the year ended December 31, 2008 we recorded non-cash charges of $30.7 million to reduce the balance of this asset to zero.  In addition, annual impairment testing performed in the fourth quarter of 2008 determined that the fair value of our trademark associated with the Primm Casinos was less than its book value.  Accordingly, for the year ended December 31, 2008 we recorded a non-cash charge of $7.5 million to reduce the balance of this asset to its fair value.

Annual impairment testing performed in the fourth quarter of 2008 determined that the fair value of goodwill associated with the Sands Regent Casinos was less than the book value.  Accordingly, we recorded a non-cash charge of $48.9 million for the year ended December 31, 2008 to reduce the balance of this asset to zero.

Annual impairment testing performed in the fourth quarter of 2008, as well as interim testing performed in the second quarter of 2008, determined that the fair value of our Lakeside Iowa license rights was less than the book value.  According, for the year ended December 31, 2008 we recorded non-cash charges totaling $19.2 million to reduce the balance of this asset to its fair value.

Recently Issued Accounting Standards

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and requires enhanced related disclosures.  FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008.  We believe that the adoption of FSP 142-3 will not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157, Fair Value Measurements, (“SFAS 157”) to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Early adoption of SFAS 157 is permitted.  We do not believe that the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We do not believe that the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The fair value option established by SFAS 159 permits all companies to choose to measure eligible items at fair value at specified election dates.  At each subsequent reporting date, companies must report in earnings any unrealized gains and losses on items for which the fair value option has been elected.  SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, Fair Value Measurements.  We do not believe that the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

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

Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change.  Actual results of our operations may vary materially from any forward-looking statement made by or on our behalf.  Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved.  Undue reliance should not be placed on any forward-looking statements.  Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, the following:

•                  We may not gain the approval of the Proposed Plan from the Bankruptcy Court or requisite regulatory authorities and third parties.  It is uncertain whether we will emerge from bankruptcy.  Even if successful, the bankruptcy proceeding contemplated by the Restructuring may adversely affect our business, including our relationships with our customers and suppliers.  We may lose valuable contracts in the process of the bankruptcy.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates.  We do not have any cash or cash equivalents as of December 31, 2008 that are subject to market risk based on changes in interest rates.  We are exposed to market risk due to floating or variable interest rates on our indebtedness under our amended Credit Agreement.  The interest on revolving borrowings and on the term loan under the amended Credit Agreement is based on a floating rate (a base rate or LIBOR), plus a leverage grid-based variable amount.  At December 31, 2008, the principal amount of the related borrowings under the amended Credit Agreement was $846.8 million, all of which was subject to variable interest rates.  A hypothetical 1.0% increase in LIBOR (or base rate) would result in an approximately $8.5 million annual increase in interest expense.  Please refer to “Liquidity and Capital Resources—Cash Flows; Restructuring” for a discussion of the Restructuring and treatment of our outstanding indebtedness in the Lockup Agreement.  It is expected that interest on the new loans contemplated by the Lockup Agreement will also be based on a floating rate (a base rate or LIBOR) plus a stated amount.

The carrying value of our cash, trade, notes and loans receivable and trade payables approximates fair value primarily because of the short maturities of these instruments.  The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.  Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of current debt outstanding is approximately $227.0 million as of December 31, 2008.

Item 8.                Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Herbst Gaming, Inc. and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Herbst Gaming, Inc. and subsidiaries (Debtor-in-Possession) (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Herbst Gaming, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on March 22, 2009.  The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings.  In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations, negative working capital, stockholders’ capital deficiency, and voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code filed on March 22, 2009, raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 31, 2009

Herbst Gaming, Inc.

(Debtor and Debtor-in-Possession as of March 22, 2009)

Consolidated Balance Sheets

(in thousands)

	December 31
	2007	2008
Assets
Current assets
Cash and cash equivalents	$94,282	$105,990
Accounts receivable, net	7,012	4,470
Notes and loans receivable	609	436
Prepaid expenses	17,134	16,566
Inventory	4,995	4,219
Total current assets	124,032	131,681
Property and equipment, net	548,709	547,002
Lease acquisition costs, net	21,551	15,068
Due from related parties	1,704	1,450
Other assets, net	27,892	24,124
Intangibles, net	244,059	211,668
Goodwill	112,438	3,255

Total assets	$1,080,385	$934,248

Liabilities and stockholders’ deficit
Current liabilities
Current portion of long-term debt	$7,634	$1,176,330
Accounts payable	18,429	14,179
Accrued interest	4,562	41,672
Accrued expenses	28,384	28,086
Due to related parties	—	—
Total current liabilities	59,009	1,260,267
Long-term debt, less current portion	1,138,436	—
Other liabilities	1,669	2,136
Commitments and contingencies (Note 12)
Stockholders’ deficit
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in-capital	1,631	1,631
Accumulated deficit	(122,728)	(332,154)
Total stockholders’ deficit	(118,729)	(328,155)

Total liabilities and stockholders’ deficit	$1,080,385	$934,248

See notes to consolidated financial statements.

Herbst Gaming, Inc.

(Debtor and Debtor-in-Possession as of March 22, 2009)

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2006	2007	2008
Revenues
Route operations	$347,041	$276,946	$243,635
Casino operations	237,049	473,248	474,194
Other — non gaming	10,676	98,987	116,609

Total revenues	594,766	849,181	834,438
Less promotional allowances	(32,703)	(64,241)	(63,349)

Net revenues	562,063	784,940	771,089
Costs and expenses
Route operations	271,463	244,086	215,653
Casino operations	152,201	335,252	351,173
Depreciation and amortization	38,124	56,405	57,783
General and administrative	13,324	22,983	21,485
Other — non-gaming	6,491	80,184	94,522
Restructuring costs			17,717
Loss on impairment of assets	—	72,965	106,271

Total costs and expenses	481,603	811,875	864,604

Income (Loss) from operations	80,460	(26,935)	(93,515)
Other income (expense)
Interest income	734	1,481	921
Interest expense, net of capitalized interest of $873, $206, and $0, respectively	(39,134)	(85,631)	(116,832)
Change in value of derivative instruments	—	(16,115)	—
Loss on early retirement of debt	—	—	—
Total other expense, Net	(38,400)	(100,265)	(115,911)

Net income (loss)	$42,060	$(127,200)	$(209,426)

See notes to consolidated financial statements.

Herbst Gaming, Inc.

(Debtor and Debtor-in-Possession as of March 22, 2009)

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

			Retained
		Additional	Earnings
	Common	Paid-In	(accumulated
Balance	Stock	Capital	deficit)	Total
Balance, January 1, 2006	$2,368	$1,631	$3,982	$7,981
Net income			42,060	42,060
Stockholders’ distributions	—	—	(31,270)	(31,270)
Balance December 31, 2006	$2,368	$1,631	$14,772	18,771
Net loss			(127,200)	(127,200)
Stockholders’ distributions			(10,300)	(10,300)
Balance December 31, 2007	$2,368	$1,631	$(122,728)	$(118,729)
Net loss			(209,426)	(209,426)
Stockholders’ distributions			—	—
Balance December 31, 2008	$2,368	$1,631	$(332,154)	$(328,155)

See notes to consolidated financial statements.

Herbst Gaming, Inc.

(Debtor and Debtor-in-Possession as of March 22, 2009)

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2006	2007	2008
Cash flows from operating activities
Net income (loss)	$42,060	$(127,200)	(209,426)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	38,124	56,405	57,783
Amortization of debt issuance costs	1,811	3,188	4,116
Debt discount amortization	143	144	143
Gain (loss) on sale of property and equipment	152	105	(44)
Loss on retirement of assets	—	—	—
Loss on early retirement of debt	—	—	—
Loss on impairment of assets	—	72,965	106,271
Decrease (increase) in operating assets:
Accounts receivable	(1,527)	3,790	2,661
Prepaid expenses	(443)	(4,169)	568
Inventory	77	(239)	776
Due from related parties	(4)	(606)	223
Other assets	(1,295)	(538)	10
Increase (decrease) in operating liabilities:
Accounts payable	848	(1,074)	(2,823)
Accrued interest	262	927	37,110
Accrued expenses	1,185	1,067	(298)
Due to related parties	(2)	—	—
Other liabilities	102	(492)	432
Net cash provided (used) by operating activities	$81,493	$4,273	$(2,498)

Cash flows from investing activities
Net cash paid for acquisition of software assets, net of cash acquired	(10,231)	—	—
Net cash paid for Sands Regent Casinos, net of cash acquired	(1,542)	(147,878)	—
Net cash paid for Primm Casinos, net of cash acquired	—	(393,682)	—
Additions to notes and loans receivable	(1,090)	(1,153)	(911)
Collection on notes and loans receivable	872	1,937	927
Proceeds from sale of property and equipment	378	248	622
Purchases of property and equipment	(66,622)	(32,418)	(15,578)
Lease acquisition costs	(1,523)	(1,180)	(806)
Net cash used in investing activities	$(79,758)	$(574,128)	$(15,746)

Cash flows from financing activities
Proceeds from long term debt	$33,000	$853,000	$35,859
Payments on long term debt	(11,118)	(229,692)	(5,742)
Loan origination fees	(556)	(14,513)	(165)
Loss on early retirement of debt	—	—	—
Stockholders’ distributions	(31,270)	(10,300)	—
Net cash provided (used in) by financing activities	(9,944)	598,495	29,952
Net increase (decrease) in cash and cash equivalents	(8,209)	28,642	11,708
Cash and cash equivalents
Beginning of year	73,849	65,640	94,282
End of year	$65,540	$94,282	$105,990
Supplemental cash flow information:
Cash paid during the period for interest	$37,790	$81,579	$75,463
Supplemental schedule of non cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$1,802	$1,028	$338

See notes to consolidated financial statements.

Herbst Gaming, Inc.

(Debtor and Debtor-in-Possession as of March 22, 2009)

Notes to consolidated financial statements

1.             Chapter 11 Reorganization and Going Concern

The Company and certain of its subsidiaries (the “Subsidiary Guarantors”) have entered into an agreement (the “Lockup Agreement”) with (i) lenders holding, in the aggregate, approximately 68% in amount of all of the outstanding claims under our $860.0 million senior credit facility (the “amended Credit Agreement”); (ii) Messrs. Edward J. Herbst, Timothy P. Herbst and Troy D. Herbst, in their capacities as equity holders of the Company; and (iii) Terrible Herbst, Inc. and certain of its affiliates, in their capacities as parties to agreements with the Company and/or the Subsidiary Guarantors(the “THI Parties”).  Pursuant to the Lockup Agreement, the parties thereto are contractually obligated to support the following restructuring of the Company and the Subsidiary Guarantors (the “Restructuring”) pursuant to a joint plan of reorganization (the “Proposed Plan”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), 11 U.S.C. §§ 101-1532:

•                  A separation of the Company’s casino and slot machine route businesses into two holding companies (the post-Restructuring casino business is referred to herein as “Reorganized Herbst Gaming” and the post-Restructuring slot machine route business is referred to herein as “Slot Co”).

•                  Conversion of all outstanding obligations under the amended Credit Agreement into debt and equity of the reorganized companies, with the lenders under the amended Credit Agreement (the “Lenders”) receiving 100% of the new equity of Reorganized Herbst Gaming, and with Reorganized Herbst Gaming owning 10% of the new equity of Slot Co.

•                  Termination of all outstanding obligations under our 8 1/8% senior subordinated notes due 2012 (“8 1/8% Notes”) and our 7% senior subordinated notes due 2014 (the “7% Notes” and, collectively with the 8 1/8% Notes, the “Subordinated Notes”).

•                  Payment in full of all allowed general unsecured claims.

•                  Cancellation of 100% of the existing equity in the Company.

•                  Amendments or modifications to, or assumptions and assignments of, the Company’s related party agreements, or new agreements to be entered into, with the THI Parties and settlements of claims with the THI Parties in connection with the related party agreements.

•                  Receipt by certain of the THI Parties of 90% of the new equity of Slot Co in exchange for the contribution of a new gaming device license agreement.

The Restructuring is subject to various regulatory, court and third party approvals.  We cannot assure you that we will be successful in implementing the Restructuring in the form contemplated by the Lockup Agreement or at all.

On March 22, 2009 (the “Petition Date”), the Company and the Subsidiary Guarantors (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”) under case numbers 09-50746-gwz through 09-50763-gwz.  On the Petition Date, the Debtors filed several emergency motions with the Bankruptcy Court, including a motion to have the Chapter 11 Cases jointly administered.  On March 23, 2009, the Bankruptcy Court conducted hearings on the motion, including the motion for joint administration.  The Bankruptcy Court granted the motions either on a final basis or an interim basis with a continued hearing date regarding the interim orders on April 30, 2009. The joint administration motion was granted with the lead case being “Zante Inc” being case number 09-50746-gwz.  The Debtors plan to continue to operate their businesses and manage their properties as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The amounts outstanding under the amended Credit Agreement and the indentures pursuant to which the Subordinated Notes were issued are classified as current liabilities on the Company’s balance sheet.  On November 6, 2008, we received a Notice of Acceleration (the “Notice of Acceleration”) under our amended Credit Agreement due to the occurrence and continuation of events of default under the amended Credit Agreement.  Pursuant to the Notice of Acceleration, the administrative agent under the Credit Agreement has declared the unpaid principal amount of all outstanding loans under the amended Credit Agreement immediately due and payable, and has declared the commitment of each lender to be immediately terminated.  In addition, since the loans under the amended Credit Agreement have been accelerated, the Company is prohibited from resuming payments on the Subordinated Notes.

The current outstanding balance under the amended Credit Agreement is $846.8 million.  Pursuant to the Lockup Agreement, (i) $135 million of these obligations will be allocated to Slot Co pursuant to a new first priority senior secured bank loan which will mature on the fifth anniversary of the “Substantial

Consummation Date” (as defined in the Lockup Agreement); (ii) $40 million of these obligations will be allocated to Slot Co pursuant to a second lien secured bank facility which will mature on the fifth anniversary of the Substantial Consummation Date; (iii) $475 million of these obligations will be allocated to Reorganized Herbst Gaming pursuant to a new credit agreement comprising a first lien term loan in the amount of $350 million and a second lien term loan in the amount of $125 million on terms to be negotiated; and (iv) the remaining balance of these obligations will be exchanged for 100% of the new common equity of Reorganized Herbst Gaming, which will own 10% of the new common equity of Slot Co.

The Company made interest payments totaling $8.1 million to the Lenders on March 11, 2009, as provided by the Lockup Agreement.  Based on the filing of the Chapter 11 Cases, the Company will not make interest payments under the amended Credit Agreement, other than certain adequate protection payments.  The Lockup Agreement provides for adequate protection payments to be made to the Lenders during the period commencing on the Petition Date and ending following the confirmation of the Proposed Plan by the Bankruptcy Court (the “Effective Date”) in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured as of the last day of each fiscal quarter and to be paid on the 30th day thereafter) reduced by certain unpaid restructuring costs, as well as costs and expenses of the professionals retained by the administrative agent, pursuant to the “Cash Collateral Stipulation” as further explained below.  The Lockup Agreement further provides that the Proposed Plan will provide for adequate protection payments to be made to the Lenders during the period commencing on the Effective Date and ending on the Substantial Consummation Date in the amount of (i) payments that would be made under new loans to Slot Co as if those facilities were in effect as of the Effective Date, with certain exceptions described in the Lockup Agreement, plus (ii) the Debtors’ cash and cash equivalents in excess of a threshold to be determined (measured as of the end of every third full calendar month following the Effective Date and to be paid 30 days thereafter).

On the Petition Date, the Debtors filed with the Bankruptcy Court a Stipulation Authorizing Use of Cash Collateral by Debtors and Granting Adequate Protection (the “Cash Collateral Stipulation”).  Under the Cash Collateral Stipulation, the Debtors and the administrative agent for the Lenders have agreed that all the disputes between the administrative agent and the Debtors regarding “cash collateral” and the use thereof as provided for by Section 363 of the Bankruptcy Court are reserved, and that Debtors may use their cash on hand and operating cash flow to fund their operations during the period commencing on the approval of the Cash Collateral Stipulation by the Bankruptcy Court and ending on the Effective Date in accordance with the 13 week budget attached to the Cash Collateral Stipulation, which budget will be updated at the end each 13 week period until the Effective Date, with certain exceptions described in the Cash Collateral Stipulation.  Based on the Cash Collateral Stipulation, we expect to fund our existing operations and capital needs during the Restructuring from operating cash flow and cash on hand, although that may be insufficient.  We expect to monitor carefully our capital expenditures, and will likely delay incurring capital expenditures where possible in order to conserve cash.  We cannot assure you that our cash flow will be adequate to meet our anticipated working capital requirements and capital expenditures for existing operations.  If cash flow is insufficient, we would seek to obtain debtor in possession financing to support our working capital needs.  The Bankruptcy Court approved the Cash Collateral Stipulation on an interim basis on March 23, 2009, subject to a final hearing on April 30, 2009, and in so doing ordered that any payment to the professionals retained by the administrative agent under the Cash Collateral Stipulation is subject to disgorgement pursuant to later Bankruptcy Court order.

The Debtors are currently operating pursuant to Chapter 11 under the Bankruptcy Code and continuation of the Company as a going-concern is contingent upon, among other things, the Debtors’ ability (i) to obtain confirmation of the plan of reorganization under the Bankruptcy Code; (ii) to return to profitability; (iii) to generate sufficient cash flow from operations; and (iv) to obtain financing sources to meet our future obligations. These matters create uncertainty relating to our ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties. In addition, the plan of reorganization could materially change amounts reported in our combined financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that may be necessary as a consequence of reorganization under chapter 11.

2.             Description of Business and Summary of Significant Accounting Policies

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

All significant intercompany balances and transactions between and among Herbst Gaming, ETT, MGI, E-T-T Enterprises, FPG, HGI-L, HGI-SJ, HGI-MT, The Sands Regent and Primadonna have been eliminated in the condensed consolidated financial statements.  ETT and MGI conduct business in the gaming industry and generate revenue principally from gaming machine route operations and casino operations.  Gaming machine route operations involve the installation, operation and service of gaming machines owned by the Company that are located in licensed, leased or subleased space in retail stores (supermarkets, convenience stores, etc.), bars and restaurants throughout the State of Nevada.  The Company owns and operates Terrible’s Town Casino & Bowl in Henderson, Nevada, Terrible’s Searchlight Casino in Searchlight, Nevada and Terrible’s Town Casino and Terrible’s Lakeside Casino & RV Park, both of which are located in Pahrump, Nevada.  The operations of the subsidiaries of the Company are as follows:

•      E-T-T Enterprises develops and leases real estate to ETT.

•      FPG owns and operates Terrible’s Casino in Las Vegas, Nevada, which began operations in December 2000.

•      HGI-L owns and operates Lakeside Iowa, as well as a hotel, gas station and convenience store, all located in Osceola, Iowa, which were acquired in February 2005.

•      HGI-SJ owns and operates St. Jo in St. Joseph, Missouri, which was acquired in February 2005.

•      HGI-MT owns and operates Mark Twain in La Grange, Missouri, which was acquired in February 2005.

•      The Sands Regent and its direct and indirect wholly-owned subsidiaries, which were acquired on January 3, 2007, own and operate the Sands Regent Casinos (see Note 3).

•      Primadonna, which was acquired on April 10, 2007, owns and operates the Primm Casinos, a California lottery station located on the Nevada/California border, three gasoline stations and the Primm Travel Center (such properties, together with the Primm Casinos, the “Primm Properties”), all of which are located in Primm, Nevada (see Note 3).

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

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates incorporated into the Company’s consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable and the estimated cash flows in assessing the recoverability of long-lived assets as well as estimated fair values of certain assets related to write downs and impairments, and contingencies and litigation, claims and assessments. Actual results could differ from those estimates.

Cash and Cash Equivalents—Cash and cash equivalents include highly liquid investments with a maturity at the date of purchase of three months or less. The carrying value of these investments approximates their fair value due to their short maturities.

Fair Value of Financial Instruments—The carrying value of the Company’s cash, notes and loans receivable, and trade payables approximates fair value primarily because of the short maturities of these instruments. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the estimated fair value of long-term debt outstanding is approximately $227.0 million as of December 31, 2008.

Accounts Receivable—Receivables consist primarily of amounts due from customers as a result of normal business operations. The Company periodically performs credit evaluations of its customers. The Company reviews accounts receivable balances in order to determine an allowance for potential credit losses based on our collections experience and the age of the receivables. At December 31, 2007 and 2008, the allowance for potential credit losses was $802,000 and $840,000, respectively.

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

The Company regularly evaluates the collectibility of the loans by individually evaluating each location’s operating results and cash flows. Management provides for the carrying value of loans that are determined to be uncollectible. At December 31, 2007 and 2008, no allowance for potential credit losses was deemed necessary.

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

Property and Equipment—Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Useful lives are as follows:

Building	40 years
Gaming equipment	5 years
Furniture, fixtures, and equipment	5 — 10 years
Leasehold improvements	1 — 20 years

Lease Acquisition Costs— Significant incremental costs associated with the acquisition of location leases are capitalized and amortized using the straight-line method over the term of the related leases. Lease acquisition costs are stated at cost less accumulated amortization of $34,129,000 and $41,284,000 at December 31, 2007 and 2008, respectively.

Debt Issuance Costs—Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense using the effective interest method over the terms of the related debt agreements. Debt issuance costs are included in other assets on the balance sheets (see Note 7).

Self-Insurance Reserves—We are self-insured up to certain stop loss amounts for employee health care coverage and workers’ compensation costs.  Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported.  In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim.  We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities.  Self-insurance reserves are included in accrued expenses on our consolidated balance sheets.

Long-Lived Assets—In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If it is determined that the carrying value of long-lived assets may not be recoverable based upon the relevant facts and circumstances, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, the Company will recognize an impairment loss for the difference between the carrying value of the asset and its fair value. As a result of revenue declines related to our Primm properties, the Company tested these assets for recoverability pursuant to SFAS 144 in 2008. The test resulted in no impairment; however, we will continue to monitor the performance of the Primm properties and, if necessary, continue to update our asset recoverability test under SFAS 144. The Company believes that no impairment of long-lived assets for the years ended December 31, 2006, 2007 and 2008.

Goodwill and Intangible Assets— We evaluate our goodwill and indefinite-lived intangible assets in accordance with the applications of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and indefinite-lived intangible assets are not subject to amortization, but they are subject to an annual impairment test in the fourth quarter of each year and between annual test dates in certain circumstances. See Note 6, Goodwill and Other Intangible Assets for a discussion of impairment charges related to our goodwill and other intangible assets.

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

	Year Ended December 31,
	2006	2007	2008
	(dollars in thousands)
Room	$986	$8,094	$8,958
Food and Beverage	8,096	21,507	22,827
Other	19,824	20,150	14,198
Total	$28,906	$49,751	$45,983

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

Income Taxes—Herbst Gaming, E-T-T and MGI have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the owners are liable for income tax on the taxable income of the Company as it affects the owners’ individual income tax returns. Therefore, a provision for income taxes has not been included in the accompanying consolidated financial statements.

Concentrations of Credit Risk—The Company maintains cash balances at certain financial institutions located in Southern Nevada. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At times, cash balances may be in excess of FDIC limits. As of December 31, 2008, the Company does not consider itself to have any significant concentrations of credit risk.

Recently Issued and Adopted Accounting Standards —In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and requires enhanced related disclosures.  FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008.  We believe that the adoption of FSP 142-3 will not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157, Fair Value Measurements, (“SFAS 157”) to fiscal years beginning after November 15,

2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Early adoption of SFAS 157 is permitted.  We do not believe that the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We do not believe that the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The fair value option established by SFAS 159 permits all companies to choose to measure eligible items at fair value at specified election dates.  At each subsequent reporting date, companies must report in earnings any unrealized gains and losses on items for which the fair value option has been elected.  SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, Fair Value Measurements.  We do not believe that the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

3.             Acquisitions

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

The above table reflects an adjustment from estimated amounts reported on the 2007 Form 10-K as the final fair values for property, plant and equipment were still based on management’s estimate at the time of the 2007 Form 10-K filing. Management, upon completion of the finalization of the purchase price allocation, determined that the fair value of the amounts for property, plant and equipment was greater than our initial estimate by approximately $24.3 million, and the value of the Customer Loyalty Program was less by approximately $2.3 million, with a corresponding adjustment to goodwill.  See Note 6 for a discussion of impairment of the Primm assets and adjustment to the carrying value of goodwill and the trademark associated with these assets following the finalization of the purchase price allocation discussed above.

Sands Regent Acquisition

On January 3, 2007, the Company completed the acquisition of The Sands Regent (the “Sands Regent Acquisition”), paying approximately $149 million in cash for the outstanding securities of The Sands Regent, the repayment of outstanding debt and related fees. The purchase price allocation is described in the following tables. Pursuant to the Sands Regent Acquisition, the Company acquired Rail City, the Sands Regency, the Gold Ranch and Depot Casino. The Company used borrowings under its senior credit facility to fund the purchase price of the Sands Regent Acquisition. The Sands Regent Acquisition was recorded under the purchase method of accounting and the results of operations of the assets of The Sands Regent have been included in the Company’s consolidated results following the date of acquisition. All of the goodwill associated with the Sands Regent Acquisition is included in the “Casino Operations—Nevada” reporting segment.

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

The above table reflects an adjustment from estimated amounts reported on the 2007 Form 10-K as the final fair values for property, plant and equipment were still based on management’s estimate at the time of the 2007 Form 10-K filing.  Management, upon completion of the finalization of the purchase price allocation, determined that the fair value of the amounts for property, plant and equipment was greater than our initial estimate by approximately $7.6 million, with a corresponding adjustment to goodwill.  See Note 6 for a discussion of impairment of the Sands Regent assets and adjustment to the carrying value of goodwill associated with these assets following the finalization of the purchase price allocation discussed above.

4.             Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2007	2008
Building	$411,730	$449,435
Gaming equipment	139,212	145,797
Furniture, fixtures, and equipment	81,078	88,733
Leasehold improvements	2,038	2,071
Land	37,528	36,930
Barge	17,160	17,171
Construction-in-progress	10,673	2,711
	699,719	742,848
Less accumulated depreciation	(150,710)	(195,846)
	$548,709	$547,002

5.             Lease Acquisition Costs

	December 31, 2007		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(dollars in thousands)
Lease Acquisition Costs	$55,681	$34,130	$56,352	$41,284

The aggregate amortization expense for the years ended December 31, 2006, 2007 and 2008 was $10,272,000, $9,577,731 and $7,170,354, respectively.

During 2007, the Company recognized the impairment of two of its route space lease contracts in conjunction with the renegotiation of those contracts in response to the Nevada smoking ban. The gross carrying amount of those leases was $21,643,202 and the accumulated amortization was $ 18,478,502, resulting in a net impairment of $3,165,000.

Expected annual amortization for the years ending December 31 is:

2009	$6,785,000
2010	6,605,000
2011	893,000
2012	392,000
2013	210,000

6.             Goodwill and Other Intangible Assets

SFAS No. 142 requires the Company to test intangibles licenses and other indefinite live intangibles on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value below the amount reflected in the balance sheet.  The annual test, which is performed by the Company in the fourth quarter of each year, requires that the Company compare the carrying amount of the indefinately lived intangibles reflected on the balance sheet to the fair value of the intangibles. In addition, the Company identified certain triggering events related to declining revenue and cash flows as of June 30, 2008 requiring performance of interim testing of indefinite lived intangible assets as of that date.

The Company determines the fair value of the indefinite-lived intangible assets other than goodwill utilizing the direct value method.  Fair value measurements of these intangible assets include significant assumptions relating to variables that are based on past experiences and judgments about future performance.  These variables include, but are not limited to: (1) the forecasted earnings growth rate of each market, (2) risk-adjusted discount rate and (3) expected growth rates for perpetuity to estimated terminal values.

Annual impairment testing performed in the fourth quarter of 2007 and 2008 as well as interim testing performed in the second quarter of 2008 determined that the fair value of our Lakeside Iowa license rights was less than the book value.  Accordingly, for the year ended December 31, 2007 we recorded a non-cash charge of $33.3 million and for the year ended December 31, 2008 we recorded non-cash charges totaling $19.2 million to reduce the balance of this asset to its fair value.  The Company considered the continued and unexpected deterioration of earnings following the 2007 annual impairment test to constitute a triggering event that required an additional fair value measurement in the second quarter of 2008.

Annual impairment testing performed in the fourth quarter of 2008 determined that the fair value of our trademark associated with the Primm Casinos was less than its book value.  Accordingly, for the year ended December 31, 2008 we recorded a non-cash charge of $7.5 million to reduce the balance of this asset to its fair value.

SFAS No. 142 also requires the Company to test goodwill at its reporting units within its market segment on a annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of goodwill below the amount reflected in the balance sheet.  The Company performs its annual impairment test in the fourth quarter of each year by comparing the fair value with the amount reflected in the balance sheet.  In addition, the Company identified certain triggering events related to declining revenue and cash flows as of June 30, 2008 requiring performance of interim testing of goodwill as of that date.

The Company determines the fair value of the goodwill utilizing the residual value method.  Fair value measurements of these assets include significant assumptions relating to variables that are based on past experiences and judgments about future performance.  These variables include, but are not limited to: (1) the forecasted earnings growth rate of each market, (2) risk-adjusted discount rate and (3) expected growth rates for perpetuity to estimated terminal values.

Annual impairment testing preformed in the fourth quarter of 2007 as well as interim testing performed in the second quarter of 2008 determined that the fair value of goodwill associated with the Primm Casinos was less than the book value.  Accordingly, for the years ended December 31, 2007 and 2008 we recorded non-cash charges of $36.5 million and $30.7 million respectively to reduce the balance of this asset to zero as of June 30, 2008.  This charge was in addition to the impairment of the Primm trademark discussed above.

Annual impairment testing performed in the fourth quarter of 2008 determined that the fair value of goodwill associated with the Sands Regent Casinos was less than the book value.  Accordingly, we recorded a non-cash charge of $48.9 million for the year ended December 31, 2008 to reduce the balance of this asset to zero, as of December 31, 2008.

The aforementioned impairment charges are included in the table below.

Intangible assets consist of the following (dollars in thousands):

	December 31, 2007		December 31, 2008
	Gross	Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(dollars in thousands)
Amortized intangible assets
Customer Loyalty Programs	$27,550	$3,612	$24,350	$5,669
Non-Competition Agreement	2,180	948	2,180	1,383
Total	29,730	4,560	26,530	7,052

Unamortized intangible assets
Gaming License Rights	163,500		144,300
Patent applications	240		240
Tradename	55,150		47,650
Total	$218,890		$192,190

The changes in the carrying amount of goodwill for the year ended December 31, 2008 are as follows:

Balance as of January 1, 2008	$112,438
Adjustment to goodwill from finalization of purchase price allocation of Sands Acquisition	(7,594)
Adjustment to goodwill from finalization of purchase price allocation of Primm Acquisition	(22,017)
Impairment of goodwill related to the Primm Casinos	(30,698)
Impairment of goodwill related to the Sands Regent Properties	(48,873)
Balance as of December 31, 2008	$3,255

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

Expected annual amortization for the years ending December 31 (in thousands) is:

2009	$2,002
2010	1,740
2011	1,632
2012	1,506
2013	1,506

For the year ended December 31, 2008, amortization expense of intangibles was (in thousands) $2,492.

7.             Other Assets

Other assets consist of the following (dollars in thousands):

	December 31,
	2007	2008
Debt issuance costs, net of accumulated amortization of $7,333 and $11,450, respectively	$21,799	$17,848
Other assets	6,093	6,276
Total	$27,892	$24,124

8.             Accrued Expenses

Accrued expenses consist of the following (dollars in thousands):

	December 31,
	2007	2008
Progressive jackpot liabilities	$3,003	$1,695
Accrued payroll and related	13,312	12,998
Slot club point liability	4,054	3,495
Other accrued	8,015	9,898
Total	$28,384	$28,086

9.             Long-Term Debt

The Company is in default under the amended Credit Agreement and the indentures pursuant to which the Subordinated Notes were issued.  The Company and the Subsidiary Guarantors have entered into the Lockup Agreement and have filed the Chapter 11 Cases with the Bankruptcy Court.  The Restructuring is subject to various regulatory, Bankruptcy Court and third party approvals.  We cannot assure you that we will be successful in implementing the Restructuring in the form contemplated by the Lockup Agreement or at all.

The amounts outstanding under the amended Credit Agreement and the indentures pursuant to which the Subordinated Notes were issued are classified as current liabilities on the Company’s balance sheet.  On November 6, 2008, we received a Notice of Acceleration (the “Notice of Acceleration”) under our amended Credit Agreement due to the occurrence and continuation of events of default under the amended Credit Agreement.  Pursuant to the Notice of Acceleration, the Lenders and the administrative agent under the Credit Agreement have declared the unpaid principal amount of all outstanding loans under the amended Credit Agreement immediately due and payable, and have declared the commitment of each Lender to be immediately terminated.  In addition, since the loans under the amended Credit Agreement have been accelerated, the Company is prohibited from resuming payments on the Subordinated Notes.

The current outstanding balance under the amended Credit Agreement is $846.8 million.  Pursuant to the Lockup Agreement, (i) $135 million of these obligations will be allocated to Slot Co pursuant to a new first priority senior secured bank loan which will mature on the fifth anniversary of the “Substantial Consummation Date” (as defined in the Lockup Agreement); (ii) $40 million of these obligations will be allocated to Slot Co pursuant to a second lien secured bank facility which will mature on the fifth anniversary of the Substantial Consummation Date; (iii) $475 million of these obligations will be allocated to Reorganized Herbst Gaming pursuant to a new credit agreement comprising a first lien term loan in the amount of $350 million and a second lien term loan in the amount of $125 million on terms to be negotiated; and (iv) the remaining balance of these obligations will be exchanged for 100% of the new common equity of Reorganized Herbst Gaming, which will own 10% of the new common equity of Slot Co.

The amended Credit Agreement includes a revolving credit facility in the amount of $100 million and $760 million of term loans that mature on December 2, 2011 if we have not refinanced our 8 1/8% Notes, and otherwise on January 3, 2014.  Our revolving credit facility was fully drawn at December 31, 2008, and the commitments of the Lenders have been terminated under the amended Credit Agreement.  Interest accrues on borrowings under the amended Credit Agreement based on a floating rate.  This floating rate is based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread.  Our average floating rate on debt incurred under the amended Credit Agreement was 12.5% at December 31, 2008.  This increase in interest rates was a result of our defaults under the amended Credit Agreement.  It is expected that interest on the new loans contemplated by the Lockup Agreement will also be based on a floating rate (a base rate or LIBOR) plus a stated amount.

Long-term debt consists of the following (dollars in thousands):

	December 31,
	2007	2008

Revolving credit facility secured by assets of the Company. The loans bear interest at a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The average rate at December 31, 2008 was 12.5%. The revolving credit facility matures on June 10, 2009	$63,000	$98,859
Term loan secured by substantially all of the assets of the Company. The term loan bears interest an a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The term loan requires $938 principal payments due quarterly, with the balance payable at maturity. The average rate at 12/31/08 was 12.5%. The term loan matures on January 31, 2011	371,250	368,438
Term loan secured by substantially all of the assets of the Company. The term loan bears interest an a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The term loan requires $938 principal payments due quarterly, with the balance payable at maturity. The average rate at December 31, 2008 was 12.5%. The term loan matures on January 31, 2011	59,850	59,400
Delay draw term loan secured by substantially all of the assets of the Company. The delay draw term loan bears interest at a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The delay draw term loan requires $812 in principal payments due quarterly for the first five years of such term loan, with the balance payable at maturity. The average rate at 12/31/08 was 12.5%. The delay draw term loan matures on December 2, 2011	322,563	320,125
8 1/8 % senior subordinated notes due June 1, 2012 with interest paid semi-annually on June 1 and December 1, including original issue discount of $1,065	159,365	159,508
7% senior subordinated notes due November 1, 2014 with interest paid semi-annually on May 15 and November 15	170,000	170,000
Notes payable to automobile finance companies secured by vehicles, payable in monthly installments of $10, including interest ranging from 0% to 7.99%	42	—
Total debt	1,146,070	1,176,330
Less current portion	(7,634)	(1,176,330)
Total long-term debt	$1,138,436	$—

8 1/8% Senior Subordinated Notes

On June 11, 2004, the Company issued (through a private placement) $160 million in 8 1/8% senior subordinated notes due June 1, 2012.

The proceeds from the 8 1/8% Notes, along with the amended Credit Agreement, were used to retire 97% of then-outstanding 10 3/4% notes for $242.1 million and to pay a $15.0 million dividend to shareholders. Fees of $4.3 million associated with the 8 1/8% Notes and $3.5 million associated with the amended Credit Agreement are included in Other assets at December 31, 2008 and are being amortized over the life of the indebtedness. In connection with the retirement of 97% of the 10 3/4% notes in 2004, the Company recorded a loss on the early retirement of debt of $38.0 million. The loss consisted of $31.3 million in debt prepayment premiums and $6.7 million in unamortized loan fees.

The 8 1/8% Notes mature on June 1, 2012. Interest is payable in cash at a rate of 8 1/8% per annum on June 1 and December 1 of each year, beginning on December 1, 2005. The indenture under which the 8 1/8 % Notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on certain payments such as dividends.

In August 2005, the Company filed a Form S-4 registration statement with the SEC for the purpose of effecting the exchange of the 8 1/8% Notes for identical notes registered for resale under the federal securities laws. This registration statement became effective in November 2005 and the exchange offer was consummated in December 2005.

See above discussion of defaults under the 8 1/8% Notes.  Under the proposed Restructuring, the Company’s obligations under the indenture governing the 8 1/8% Notes would be terminated.

7% Senior Subordinated Notes

On November 22, 2004, the Company issued (through a private placement) $170 million in 7% senior subordinated notes due November 15, 2014.

The proceeds from the 7% Notes, along with borrowings under the amended credit facility were used to finance the Grace Acquisition in February 2005.  Fees of $6.2 million associated with the 7% Notes and the amended Credit Agreement are included in other assets at December 31, 2008 and are being amortized over the life of the indebtedness.

The 7% Notes mature on November 15, 2014. Interest is payable in cash at a rate of 7% per annum on May 15 and November 15 of each year, beginning on May 15, 2005. The indenture under which the 7% Notes were issued contains various limitations and restrictions including (i) change in control provisions, (ii) limitations on indebtedness and (iii) limitations on certain payments such as dividends.

The Company’s senior notes are guaranteed by E-T-T, Inc., Cardivan Company, Corral Coin, Inc., Corral Country Coin, Inc., Corral Coin, Inc., E-T-T Enterprises L.L.C., Market Gaming, Inc., and Flamingo Paradise Gaming, LLC, HGI-Lakeside, HGI-St Jo and HGI-Mark Twain, The Sands Regent and The Primadonna Company LLC (100 percent-owned subsidiaries of Herbst Gaming, Inc.) and Zante, Inc., Last Chance, Inc., California Prospectors, Ltd. (which is a wholly owned subsidiary of Last Chance, Inc.), Plantation Investments, Inc. and Dayton Gaming , Inc.  (100 percent-owned subsidiaries of The Sands Regent) (collectively, the “Subsidiary Guarantors”). Condensed consolidating financial information with respect to the Subsidiary Guarantors is not provided because the Company has no independent assets or operations, the Subsidiary Guarantees are full and unconditional and joint and several, and there are no other material subsidiaries of the Company other than the Subsidiary Guarantors.  There are no significant restrictions on the ability of the Company’s Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

See above discussion of defaults under the 7% Notes.  Under the proposed Restructuring, the Company’s obligations under the indenture governing the 7% Notes would be terminated.

Credit Facilities

On January 3, 2007, the Company entered into a second amended and restated credit agreement with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and L/C Issuer, Lehman Commercial Paper, Inc. and Wachovia Bank, National Association, as Syndication Agents, U.S. Bank, National Association, as Documentation Agent and Lehman Brothers Inc. and Wachovia Capital Markets, LLC, as Joint Lead Arrangers and Joint Book Runners as amended by Amendment No. 1 dated August 14, 2007, Amendment No. 2 dated December 14, 2007, Amendment No. 3 dated April 24, 2008, Amendment No. 4 dated May 15, 2008 and Amendment No. 5 dated November 10, 2008.

The amended Credit Agreement was an amendment and restatement of our previous amended and restated Credit Agreement dated as of October 8, 2004.

The Company borrowed $375 million in term loans under the amended Credit Agreement on January 3, 2007 to finance the Sands Regent Acquisition.  The Company also borrowed $325.0 million in delay draw term loans drew on the revolving credit facility in an amount of $75.0 million to finance the Primm Acquisition.

See above discussion of current defaults and effects of the proposed Restructuring on the amended Credit Agreement.

Long-term debt is expected to mature as follows (dollars in thousands):

December 31, 2008
2009	$1,176,330
2010	—
2011	—
2012	—
2013	—
Thereafter	—
Total	$1,176,330

 10.                               Asset Retirement Obligation

The Company has adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the estimated useful life of the related assets.  The Company recognized this obligation in association with a lease for real property in Primm, Nevada, which was a liability assumed under the Primm Acquisition in April 2007. The Company recorded a liability of $0.5 million in 2007 related to expected costs to return leased land to its original state at the end of the lease agreement (using a 6.7% discount rate and a 3.0% inflation rate). The information below reconciles the value of the asset retirement obligation for the periods presented.

December 31,	2007	2008
Balance, beginning of period	$0	$524
Liabilities incurred	500	—
Accretion expense	24	35
Balance, end of period	$524	$559

11.                               Related-Party Transactions

General.

Edward Herbst, Timothy Herbst and Troy Herbst are brothers and are officers and directors of Herbst Gaming, Inc. and its wholly-owned subsidiaries.  In addition, they are officers and directors of Terrible Herbst, Inc. and Berry-Hinckley Industries.  There is no cross ownership between Herbst Gaming, Inc. and either Terrible Herbst, Inc. or Berry-Hinckley Industries.  Terrible Herbst, Inc. is owned solely by Jerry and Maryanna Herbst, the parents of the Herbst brothers.  Sean Higgins, the Company’s general counsel, is also the general counsel of Berry-Hinckley Industries.  The Lockup Agreement provides for the modification of certain related party agreements.  Except as described below and in the Lockup Agreement, all terms and provisions in the Company’s related party agreements shall continue to be valid and enforceable under the proposed Restructuring.  The Lockup Agreement also provides for new non-competition agreements to be entered into by each of Jerry E. Herbst, Timothy P. Herbst, Troy D. Herbst and Edward J. Herbst in favor of Slot Co or Reorganized Herbst Gaming.  Such agreements are to expire on the earlier of (i) the repayment in full of the new loans to Slot Co pursuant to the Restructuring and (ii) December 31, 2016.  We cannot assure you that the Restructuring will be approved or, if approved, implemented.

Slot route contract with Terrible Herbst, Inc.

The Company rents space for certain slot machine route operations in convenience stores owned by Terrible Herbst, Inc. (“Terrible Herbst”), a corporation in which the owners of the Company are officers and which is owned by the parent of the Company’s owners.  Rent expense of $6,623,000, $6,954,000 and $7,114,000 was incurred under this agreement for the years ended December 31, 2006, 2007 and 2008, respectively, for the exclusive placement of slot machines in Terrible Herbst convenience store locations.  This contract expires in 2010 but may be extended at the option of the Company for one additional term of five years.

Other arrangements with Terrible Herbst, Inc. and Berry-Hinckley Industries.

The Company has entered into a servicing arrangement with Terrible Herbst pursuant to which it provides accounting and administrative services related to the collection of daily deposits from Terrible Herbst convenience stores.  The Company also provides personnel to Terrible Herbst to count, maintain and safeguard large amounts of coin and currency.  Terrible Herbst reimburses the Company’s expenses in providing these services.  Under this servicing arrangement, the Company was paid approximately $205,800 for services rendered for the year ended December 31, 2006, $246,000 for the year ended December 31, 2007 and $246,000 for the year ended December 31, 2008.

The Company has entered into a nonexclusive trademark license agreement with Terrible Herbst for the use of the Terrible Herbst brand name and its cowboy logo which extends through 2011.  At the option of the Company, the agreement provides for the ability to renew the agreement for five additional successive terms of five years each.  Pursuant to this trademark license agreement, the Company paid approximately $1,483,000, $1,557,000 and $1,649,000 to Terrible Herbst in the years ended December 31, 2006, 2007 and 2008, respectively.  Under the Lockup Agreement, this trademark license agreement would be modified as follows: (i) expiration date of December 31, 2016, terminable by Reorganized Herbst Gaming after December 31, 2013 upon the payment of an early termination fee of $1 million, (ii) license fee of $1.73 million per year, to be paid in equal monthly installments and (iii) one-time payment of $1.5 million payable by the Company on the one-year anniversary of the “Effective Date” of the bankruptcy, as defined in the Lockup Agreement.

The Company entered into a shared services agreement with Terrible Herbst and Berry-Hinckley Industries in January 2008 whereby (i) Terrible Herbst and Berry-Hinckley Industries reimburse the Company for services performed by certain employees of the Company for Terrible Herbst and Berry-Hinckley Industries as requested from time to time, consisting primarily of the day-to-day functions of Terrible Herbst, and Berry-Hinckley Industries and (ii) effective as of January 1, 2009, pursuant to an amended and restated shared services agreement entered into on January 16, 2009, the Company reimburses Terrible Herbst for services performed by certain employees of Terrible Herbst for the Company as requested from time to time, consisting primarily of maintaining the price books for certain of the Company’s service station locations and providing management oversight of the service station operations at the Primm Properties.  Under this agreement, the Company received approximately $583,000 for services rendered during the year ended December 31, 2008 from Terrible Herbst and $102,000 for services from Berry-Hinckley Industries.  In 2009, payment for services rendered by the Company’s employees will be reduced by amounts due for services rendered for the Company’s by Terrible Herbst’s employees.

The Company entered into an advertising purchasing agreement with Terrible Herbst in January 2009 pursuant to which the Company purchases advertising time on Terrible Herbst’s network of gas pump and interior television screens for $30,000 per month during the twelve months commencing January 1, 2009.  This agreement replaced the prior advertising purchasing agreement between the Company and Terrible Herbst that expired on December 31, 2008.

Lease agreements.

Pursuant to a lease agreement that expires in 2067, including renewal periods, the Company leases the real property on which its corporate headquarters is located from The Herbst Family Limited Partnership II, or Herbst FLP II.  The general partners of Herbst FLP II are Jerry and Maryanna Herbst.  The lease requires monthly rental payments of $14,416.  In each of 2006, 2007 and 2008, the Company paid $172,992 under this lease.  Under the Restructuring, this lease would be assigned by the Company to Slot Co, with a term expiring December 31, 2016.

Pursuant to a lease agreement that expires in 2026, including renewal periods, the Company leases the real property on which Terrible’s Town Casino in Pahrump is located from The Herbst Family Limited Partnership.  The lease requires monthly rental payments of $15,000.  During 2006, the Company paid $165,000 under this lease.  During 2007, the Company paid $180,000 under this lease.  During 2008, the Company paid $180,000 under this lease.  Under the Restructuring, this lease would be assigned to Reorganized Herbst Gaming and modified to expire on December 31, 2016, with no renewal options and a $15,000 monthly rental fee through expiration.

The Company leases land and office space in certain of its facilities to Terrible Herbst under various lease agreements with terms ranging from monthly to 20 years.  Monthly rental income is $29,000.  Under these leases, in 2006 the Company received rental income of $640,500.  In each of 2007 and 2008 the Company received rental income of $348,000.  Three of these lease agreements will be modified pursuant to the Restructuring: (i) the sublease to Terrible Herbst of the service station at Terrible’s Town Casino in Pahrump will be assigned to Reorganized Herbst Gaming, the monthly rental fee will be fixed at its current amount through expiration and the lease will expire on December 31, 2016; (ii) the lease to Terrible Herbst of the service station at Terrible’s Lakeside Casino in Pahrump will be assigned to Reorganized Herbst Gaming, the monthly rental fee will be fixed at its current amount through expiration and the lease will expire December 31, 2016; and (iii) the sublease to Terrible Herbst of the service station located on the real property on which the corporate headquarters is located will be assigned to Slot Co.

The Company subleases the real property on which Terrible’s Searchlight Casino in Searchlight is located from Terrible Herbst for $15,000 per month, pursuant to a lease agreement entered into on July 1, 2002 that expires in 2022, with options to renew the lease for five additional successive terms of ten years each, contingent on Terrible Herbst renewing its lease of the real property.  Terrible Herbst leases that real property from an unrelated third party, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2042, including renewal periods.  In each of 2006, 2007 and 2008, amounts paid by the Company under this lease was $180,000.  Under the Restructuring, this lease would be assigned to Reorganized Herbst Gaming.

The Company leases a warehouse located in Las Vegas, Nevada for its employment center and purchasing departments from Herbst’s Grandchildren’s Trust.  The lease began in November 2002 and requires payments of $46,500 per month through November 2012.  The lease expires in November 2012, with options to renew for five additional ten-year terms.  Rent expense incurred under this lease arrangement $558,000 during 2006, $560,500 during 2007 and $555,500 during 2008.  Under the Restructuring, this agreement would be assigned by the Company to Slot Co with a term expiring December 31, 2016.

Future rental income under related-party agreements is as follows (dollars in thousands):

2009	$348
2010	348
2011	348
2012	348
2013	348
Thereafter	1,388
Total	$3,128

Related-party transactions.

Mr. Higgins is the Company’s General Counsel and the brother of Mary E. Higgins, the Company’s Chief Financial Officer.  Mr. Higgins received a salary for services rendered to us in 2006, 2007 and 2008 of $625,900, $658,700 and $638,500, respectively.

In 2003, the Company entered into a slot route contract to install, operate and service slot machines at a tavern owned by HIGCO, Inc., a company owned and operated by Mr. Higgins and two of his brothers.  Pursuant to this revenue-sharing contract, HIGCO, Inc. paid the Company $154,200 in 2006, $147,500 in 2007 and $182,500 in 2008.

In 2004, E-T-T entered into a slot route contract with SamCon, Inc., a company owned and operated by Mr. Higgins, to install, operate and service slot machines at a new location.  Terms of this revenue-sharing contract are similar to the terms of the contract the Company entered into with HIGCO in 2003.  Pursuant to this revenue-sharing contract, SamCon, Inc. paid E-T-T $21,100 in 2006, $0 in 2007 and $72,700 in 2008.

In March 2006, E-T-T entered into a slot route contract to install, operate and service slot machines at a tavern owned by Prescott’s Bar LLC, a company owned and operated by Mr. Todd Sosey, the brother-in-law of Troy D. Herbst, one of the owners of the Company. Pursuant to this revenue-sharing contract, Prescott’s Bar LLC paid E-T-T $52,800 in 2006, $105,700 in 2007 and $94,900 in 2008.

John N. Brewer, a member of the Company’s board of directors, is a partner with Kummer Kaempfer Bonner & Renshaw.  The Company retained Kummer Kaempfer Bonner & Renshaw as outside legal counsel, and Kummer Kaempfer Bonner & Renshaw has received fees for legal services in the amount of $5,673, $5,160 and $5,558 for 2006, 2007 and 2008, respectively.

The balance sheet item “due from related parties” includes receivables of $711,000 and $390,000 at December 31, 2007 and 2008, respectively, from Terrible Herbst, which arise in the normal course of business.  The balances are non-interest bearing and payable on demand.

The balance sheet item “due from related parties” also includes balances from employees.  These amounts were $930,000 and $899,000 for 2007 and 2008, respectively. The balances are charged interest at varying rates and have terms ranging from due on demand to nine years.

Obligations due to related parties at December 31, 2006, 2007 and 2008 consisted of balances due to Terrible Herbst for expenditures made on behalf of the Company, accrued rent, and accrued administrative fees. The balances are non-interest bearing and payable on demand.

12.                               Commitments and Contingencies

At December 31, 2008, the Company has non-cancelable location license agreements for space leases at groups of affiliated stores that expire on various dates from 2010 through 2013, with certain options for renewal. Revenues from gaming machines in these stores did not exceed 10% of the Company’s total revenues in any of the years ended December 31, 2006, 2007, or 2008.

Future minimum lease payments under non-cancelable operating leases and location license agreements are as follows (dollars in thousands):

2009	59,273
2010	58,639
2011	39,854
2012	34,616
2013	19,989
Thereafter	189,930
Total	$402,301

Rent expense related to non-cancelable leases with terms exceeding one year was $74,852,000, $70,350,000 and $61,138,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

On February 17, 2006, the Clark County District Court entered judgment of a jury verdict delivered on January 14, 2006 against ETT for $4.1 million in compensatory damages and $10.1 million in punitive damages.  The jury verdict was delivered in connection with an action brought by the family of an individual that alleged that ETT had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from ETT and, while drunk, hit and killed the individual.  The punitive damage award was subsequently lowered to $4.1 million in a post-trial ruling.  The Company believes the award of compensatory and punitive damages against ETT, the liability of ETT, and the amount thereof, is not supportable in either law or in fact and plans to vigorously pursue all appropriate post-trial and other remedies, including exercising its right to appeal. Based on a review of the legal opinions and facts available to the Company at this time, the Company believes it is adequately reserved for any potential liability related to this incident. The lawsuit is currently on appeal.

The Company was party to an arbitration involving the for cause termination of an employee.  On March 10, 2009, the Company received an interim award from the arbitrator that indicated the previous employee was to be awarded $1.3 million as a result of this arbitration.  The award is currently under appeal, however, the Company has fully recognized the award and approximately $0.2 million for attorney’s fees in the 2008 fiscal year.

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

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from both sales and use tax.  On April 24, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision.  On July 17, 2008, the Nevada Supreme Court denied the Department’s Petition.  We have been paying use tax on food purchased for subsequent use as complimentary and employee meals at our Nevada casino properties and are in the process of quantifying the amount of our potential refund, which we estimate to be approximately $1.8 million, excluding interest, from July 1, 2001 through January 1, 2008.  Based on the denial of the petition, as of January 1, 2008, the Company no longer accrues for these taxes but due to the uncertainty regarding the method for reimbursement to the Company of taxes paid to date, we will not record any gain from previous tax years until the tax refund is realized.

13.                               Derivative Instruments

We have used interest rate swaps to manage the risk related to variable rate of our debt between fixed and variable rate instruments.  In the fourth quarter of 2007, we terminated all interest rate swap agreements.  The termination costs were $16,115,000.  As of December 31, 2007 and during 2008, we had no interest rate swap agreements.

14.                               Employee Benefit Plans

The Company has retirement savings plans under Section 401(k) of the Internal Revenue Code for eligible employees.  The plans allow employees to defer, within prescribed limits, up to 30% of their income on a pre-tax basis through contributions to the plans.  The Company matches, within prescribed limits, a portion of eligible employees’ contributions.  The Company recorded charges for 401(k) contributions of $233,000, $1,114,000, and $933,000 for the years ended December 31, 2006, 2007, and 2008 respectively.

The Company implemented a supplemental executive retirement plan (“SERP”) for certain key employees effective May 1, 2004.  The SERP is a nonqualified plan under which the Company makes monthly contributions which are intended to provide a retirement benefit that is a fixed percentage of a participants annual salary up to a maximum of 33%.  Company contributions and investment earnings on the contributions are tax-deferred and accumulate as a retirement fund.  Employees do not make contributions under this plan.  A portion of the Company contributions and investment earnings thereon vest after seven years of SERP participation and the remaining portion vests after both seven years of SERP participation and the participant reaching age 67.  For the years ended December 31, 2006, 2007 and 2008, the Company recorded expense under this plan of $484,000, $297,000, and $279,000, respectively.

The Company is self-funded for health care benefits at its Midwest casino properties for 2007 and 2008.  Under this plan, the Company is responsible for employee heath care costs up to a certain stop loss amount.  For the years ended December 31, 2007 and 2008, the Company was fully expensed to the stop loss limit and therefore had no liability recorded at year end.  During the fourth quarter of 2008, the Company discovered an error in the placement of the stop loss policy that was in effect for 2007.  As a result of the incorrect policy being in place, the Company was subject to additional exposure for health care claims incurred in 2007.  Additional expense related to this issue for 2007 in the amount of $1,145,000 was expensed in 2008.  Subsequent to 2008, the Company uses a fully insured plan for health care benefits for its Midwest casino properties.

15.                               Business Segments

The Company operates through two business segments:  slot route operations and casino operations. The slot route operations involve the installation, operation, and service of slot machines at strategic, high traffic non-casino locations, such as grocery stores, drug stores, convenience stores, bars, and restaurants. Casino operations consist of two geographic areas, Nevada and Other States.  The Nevada locations include: Terrible’s Town Casino (Henderson) in Henderson, Nevada, Terrible’s Searchlight Casino in Searchlight, Nevada, Terrible’s Town Casino and Terrible’s Lakeside Casino, both of which are located in Pahrump, Nevada, Terrible’s Hotel & Casino in Las Vegas, Nevada, Rail City Casino in Sparks, Nevada, the Sands Regency Casino Hotel in Reno, Nevada, Terrible’s Gold Ranch Casino and RV Resort in Verdi, Nevada, Terrible’s Dayton Casino in Dayton, Nevada, and Buffalo Bill’s Hotel and Casino, Primm Valley Resort and Casino and Whiskey Pete’s Hotel and Casino, all located in Primm, Nevada.  Casinos located in other states are Terrible’s Lakeside Casino in Osceola, Iowa, Terrible’s St. Jo Frontier Casino in St. Joseph, Missouri and Terrible’s Mark Twain Casino in La Grange, Missouri. These segment results are regularly provided to the Office of the CEO of the Company, the members of which are the chief operating decision makers of the Company.

Revenues and income, as well as EBITDA, for these segments are shown below.  Route and Casino segment EBITDA are non-GAAP measures but are used by management to measure segment profits and losses in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”  Route and Casino segment EBITDA have certain limitations in that they doenot take into account the impact of certain expenses, including allocation of overhead.  The Company endeavors to compensate for the limitations of the non-GAAP measures presented by providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures.  The following table reconciles Segment EBITDA to net income(loss) (in thousands):

	Year Ended December 31,
	2004	2005	2006	2007	2008

Net revenues
Slot route operations	$292,868	$338,376	$346,955	$276,882	$243,545
Casino operations
Nevada	79,116	82,872	82,068	289,058	291,813
Other States	—	108,569	122,364	120,013	119,122
Other—non gaming	3,628	6,024	10,676	98,987	116,609
Total net revenues	$375,612	$535,841	$562,063	$784,940	$771,089
Depreciation and amortization
Slot route operations	19,362	20,114	21,431	21,979	17,806
Casino operations
Nevada	5,727	6,359	6,408	22,765	28,450
Other States	—	7,150	9,967	11,316	11,228

Other	318	318	318	345	299
Total depreciation and amortization	$25,407	$33,941	$38,124	$56,405	$57,783

Segment EBITDA(2)
Slot route operations	64,939	80,262	75,492	32,796	27,892
Casino operations
Nevada	22,785	23,747	17,719	43,551	29,475
Other states	—	29,330	34,512	30,268	30,287
Other and corporate(1)	(10,985)	(11,813)	(8,405)	(2,700)	(16,194)
Depreciation and amortization	(25,407)	(33,941)	(38,124)	(56,405)	(57,783)
Interest expense, net of capitalized interest (capitalized interest of $0, $101, $873, $206 and $0 respectively)	(22,109)	(36,532)	(39,134)	(85,631)	(116,832)
Loss on impairment of assets	—	—	—	(72,965)	(106,271)
Change in value of derivatives	—	—	—	(16,114)	—
Loss on early retirement of debt	(37,991)	(221)	—	—	—
Net income (loss)	$(8,768)	$50,832	$42,060	$(127,200)	$(209,426)

(1)   Represents non-gaming revenues, general and administrative expenses, interest income and loss on lease termination.

(2)   Segment EBITDA is used by management to measure segment profits and losses and consists of income from segment operations plus depreciation and amortization and is calculated before allocation of overhead.

Selected Quarterly Financial Information (Unaudited)

(in thousands)

	Mar. 31	June 30	Sept. 30	Dec. 31		Total
Year Ended December 31, 2008
Net revenues—Route operations	$64,619	$63,930	$58,288	$56,708		$243,545
Net revenues—Casino operations
Nevada	75,057	75,602	75,281	65,873		291,813
Other states	30,674	29,270	30,628	28,550		119,122
Net revenues—Other	27,778	35,727	32,282	20,822		116,609
Operating income (loss)	10,167	(32,768)	5,868	(76,782)		(93,515)
Net loss	(16,524)	(62,329)	(22,399)	(108,174)		(209,426)
Year Ended December 31, 2007
Net revenues—Route operations	$74,749	$71,720	$66,072	$64,341		$276,882
Net revenues—Casino operations
Nevada	37,814	83,033	89,341	78,870		289,058
Other states	30,465	30,856	30,784	27,908		120,013
Net revenues—Other	7,386	28,615	32,808	30,178		98,987
Operating income	11,464	12,537	10,208 (1)	(61,144	)(2)	(26,935)
Net income (loss)	(3,253)	581	(26,682)	(97,846)		(127,200)
Year Ended December 31, 2006
Net revenues—Route operations	$90,858	$86,999	$83,707	$85,391		$346,955
Net revenues—Casino operations
Nevada	21,345	19,999	19,950	20,774		82,068
Other states	30,791	29,511	31,131	30,930		122,363
Net revenues—Other	1,914	2,286	3,309	3,167		10,676
Operating income	26,243	20,655	17,905	15,657		80,460
Net income	17,222	11,286	8,200	5,352		42,060

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

As of the end of the period covered by this report (the “Evaluation Date”), an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, Company’s management concluded that our disclosure controls and procedures are effective as of December 31, 2008.

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

Based on the evaluation and findings discussed above, the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2008.

There has been no change in our internal control over financial reporting during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

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

Directors and Executive Officers

The following is a list of our directors and executive officers:

Name	Age	Position
Timothy P. Herbst	45	Chairman of the Board and Executive Vice President
Ferenc Szony	53	President and Chief Operating Officer
Troy D. Herbst	42	Chief Executive Officer, Executive Vice President, Secretary, Treasurer and Director
Edward J. Herbst	47	Executive Vice President and Director
Mary E. Higgins	51	Chief Financial Officer
John N. Brewer	51	Director
John F. O’Reilly	63	Director
Sean Higgins	44	General Counsel

Edward, Timothy and Troy Herbst are brothers.  Until April 30, 2008, Edward served as Chairman and Chief Executive Officer.  He is currently on a leave of absence from his officer duties for personal reasons.  Under the Restructuring, a new officer position for a Chief Operating Officer - Gaming will be created, with employment to commence following approval of gaming and bankruptcy authorities.  In connection with the separation of the casino and slot machine route businesses under the Restructuring, the Lockup Agreement provides that the initial board of directors of Reorganized Herbst Gaming will be selected by the Lenders and the initial directors of Slot Co shall be three directors selected by the THI Parties and one director nominated by the Lenders.  We cannot assure you that we will be successful in implementing the Restructuring in the form contemplated by the Lockup Agreement, or at all, or what effect the new officers and directors may have on the results of operations.

Timothy P. Herbst was appointed as Chairman of the Board on April 30, 2008.  He has served as Executive Vice President and a Director of our company and its predecessors since their inception in 1987.  Timothy is a member of our Executive Committee.  He also serves as a Vice President of Terrible Herbst, Inc.

Ferenc Szony was elected President and Chief Operating Officer of Herbst Gaming, Inc. in 2007.  Mr. Szony was previously the President and Chief Executive Officer of The Sands Regent from 1997 until its acquisition by Herbst Gaming in January 2007. Prior to joining the Sands, Mr. Szony served in several executive positions within the Hilton Hotel Corporation, last serving as President at the Reno Hilton Resort from 1994 to 1997.

Troy D. Herbst was elected Chief Executive Officer on April 30, 2008.  He has served as Executive Vice President, Secretary, Treasurer and a Director of our company and its predecessors since their inception in 1987.  Troy is a member of our Executive and Audit Committees.  He also serves as a Vice President of Terrible Herbst, Inc.

Edward J. Herbst was elected Executive Vice President on April 30, 2008.  He previously served as the Chief Executive Officer and Chairman of the Board of Directors of our company and its predecessors from their inception in 1987.  Edward remains a Director of the Company.  He is currently on a leave of absence from his officer duties for personal reasons.  Edward also serves as a Vice President of Terrible Herbst, Inc. and sits as a member of U.S. Bank of Nevada’s advisory board of directors.

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

Item 11.  Executive Compensation.

Overview of Compensation

The Executive Committee, or the “Committee,” of the Board of Directors has the responsibility for establishing, implementing and monitoring adherence to the Company’s compensation programs.  The Committee’s goal is to provide a compensation package that attracts, motivates and retains executive talent and is designed to align executives’ interest with the Company’s corporate strategies and business objectives.  We refer to our chief executive officer (Troy D. Herbst), or “CEO,” our chief financial officer (Mary E. Higgins), or “CFO,” and our president and chief operating officer (Ferenc Szony), or “COO,” as well as the other two individuals included in the Summary Compensation Table (Timothy P. Herbst and Edward J. Herbst), as our “named executive officers” or “NEOs.”  The Committee is comprised of the CEO and two other Executive Vice Presidents, all members of which are officers, and the owners, of Herbst Gaming.  During 2008, all executive compensation issues were reviewed and approved by the entire Board of Directors.

We provide compensation to our CEO, CFO and COO primarily through written employment agreements that set forth base compensation, cash bonus, employee benefit plans and perquisites due to such officers.  Prior to 2008, our CFO had been employed under an employment agreement that was entered into in 2005.  Our COO was appointed to his position as chief operating officer in the 2007 fiscal year, upon our completion of the Sands Regent Acquisition, and appointed to his position as president in March 2008.  In March 2008 we entered into new employment agreements with each of our CFO and COO.  Our CEO was newly appointed to his position in April 2008.  We entered into an employment agreement with our CEO in May 2008.  The new employment agreements executed in March 2008 and May 2008 were approved by the entire Board.

We also have two annual incentive plans in place.  We have an Executive Officer and Cash Bonus Plan (the “Bonus Plan”), which was established in 2001.  There have never been any amounts paid under this plan.  The Bonus Plan is available to provide additional incentive-based compensation to our Executive Vice Presidents (Timothy P. Herbst, Troy D. Herbst, and Edward J. Herbst) upon the achievement of performance targets should the Committee determine to use it.  We also have the 2008 Executive Incentive Plan (the “Incentive Plan”), which was established and approved by the full Board of Directors in 2008 to provide incentive-based compensation to various members of our management team, including two of our NEOs, Mary E. Higgins and Ferenc Szony.

Our compensation program is designed to promote and reward leadership and commitment, in addition to performance improvement, with a focus on growth and productivity to drive financial performance. The main components of our executive compensation program include base salary, annual incentives and broad-based retirement, health and welfare employee benefits, subject to the terms and conditions of each benefit program.  Our compensation program is designed to remain competitive with market practices, which is necessary to attract and retain talented executives. Our compensation program does not include an equity component, as our CEO and two other Executive Vice Presidents collectively own all of the outstanding stock of the Company.

In light of the Company’s restructuring efforts, it made certain changes to its executive compensation in 2008, including entering into new employment agreements and establishing the Incentive Plan discussed above.  These changes were made in recognition of the current financial position of the Company and the need to substantially improve its financial and operating performance.  To this end, the Incentive Plan was designed to incentivize each member of the Company’s executive management team to perform at his or her highest level during 2008 and reward members of the executive management team for increasing the value of the Company through improved financial performance, among other things.

Role of the Executive Officers and of the Committee in Determining Compensation

Each year the CEO evaluates the performance of the other NEOs and makes recommendations to the Committee with respect to compensation, including recommendations with respect to base salary levels and targets under the Bonus Plan, as applicable.  The Committee takes these recommendations into advisement, but also conducts its own independent review of the CEO and the other NEOs prior to determining base salary increases and target incentive payments.  Moreover, the administration of the Bonus Plan and the actual declaration of any cash bonus payments under the Bonus Plan must be approved by a committee consisting of not less than two independent directors.

2008 Elements of Executive Compensation

The Company’s 2008 compensation program for executive officers was primarily comprised of a base salary, annual incentives and employee benefits broadly available to all employees of the Company.

Base Salary

The Company provides our NEOs and other employees with base salary to compensate them for services rendered during the fiscal year.  Base salaries are essential for the attraction and retention of talented executives and are determined consistent with the factors set forth below:

•                    industry experience, knowledge and qualifications;

•                    salary levels in effect for comparable positions within the Company’s principal industry marketplace competitors;

•                    internal review of the executive’s compensation, both individually and relative to other officers;

•                    individual performance of the executive ;

•                    expected future contributions;

•                    historical compensation;

•                    ability to impact corporate and/or business unit results; and

•                    retention risks.

Our CFO’s salary was increased by approximately 35% in March 2008 in connection with her new employment agreement.  The increase in base salary was due to a recognition of the long-time dedication, service, leadership and direction provided to the Company during the prior eight years.  Our CEO was newly-appointed to his position as chief executive officer in April 2008 and our COO was newly-appointed to his position as president in March 2008.  Therefore, the new employment agreements for our CEO and COO executed in May 2008 and March 2008, respectively, provided for new salaries for new positions, rather than an increase in salary for the same officer and position.

Annual Incentives

Bonus Plan.  Our Executive Vice Presidents (Timothy P. Herbst, Troy D. Herbst, and Edward J. Herbst) are eligible for incentive-based annual bonuses under the Bonus Plan.  Any payments to be made under this plan are discretionary and must be approved by our independent directors.  To date, there have been no cash bonuses paid to any NEOs under this plan.

Incentive Plan.  Mary E. Higgins and Ferenc Szony are eligible for incentive-based annual bonuses under the Incentive Plan.  The Incentive Plan was established to incentivize the Company’s management team to perform at their highest levels for 2008, to reward members of the management team for increasing the value of the enterprise through improved financial performance, to encourage members of the management team to collaborate as a team, and to compensate those members of the management team whose workloads have and continue to increase substantially due to the Company’s financial restructuring and turnaround efforts.  Target payments under the Incentive Plan for Ms. Higgins and Mr. Szony was 75% of their respective base salaries.  The Incentive Plan is comprised of EBITDA performance related targets, a cost control target, a workload component, as well as a list of “significant milestones” defined by the Company.  The goals under the Incentive Plan constitute confidential information that, if disclosed, could cause competitive harm to the Company.

Severance Benefits

The employment agreements with Troy D. Herbst, Mary E. Higgins and Ferenc Szony provide that in the event that we choose to terminate the executive’s employment for any reason other than “Cause” (as defined below in the “Potential Payments Upon Termination or Change in Control” section), the executive will receive a severance payment equal to one year’s salary.  The

Committee provides this severance benefit because it believes that it is important for both recruitment and retention purposes to provide certain NEO’s with some measure of financial security in the event of an involuntary termination.

Other Elements of Compensation

In order to attract, retain and pay market levels of compensation, we aim to provide benefits to our NEOs that are consistent with market practices.  These market practices were reviewed based on a survey of current compensation trends in the market.  The current market practices include broad-based retirement, health and welfare employee benefits, subject to the terms and conditions of each benefit program.  Our NEOs are eligible to participate in these benefits on the same basis as other full-time employees.  In addition, the Company provides each NEO with an automobile.  This perquisite is provided because our Southern Nevada properties are geographically distant from one another and the cost represents a small fraction of the total compensation of each NEO.  The value of the automobile is shown in the “All Other Compensation” column in the Summary Compensation Table below.  The Compensation Committee periodically reviews the perquisites that it provides, including the cost to the Company of providing such perquisites.

FISCAL YEAR 2008 SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation awarded, paid to or earned by the Company’s Chief Executive Officer, Chief Financial Officer and the next three most highly compensated executive officers during 2008.

Name and Principal Position	Year	Salary ($)	Incentive Plan Compensation ($)(1)	All Other Compensation ($)	Total ($)
Troy D. Herbst, Chief Executive Officer, Executive Vice President	2008	811,487			811,487

Mary Higgins, Chief Financial Officer	2008	500,000	112,500	7,375	619,875

Timothy P. Herbst Chairman, Executive Vice President	2008	551,714			551,714

Edward J. Herbst Executive Vice President	2008	714,072			714,072

Ferenc Szony President, Chief Operating Officer	2008	489,560	73,434		562,494

(1)          Represents bonus payments made to Ms. Higgins and Mr. Szony under the Incentive Plan.

GRANTS OF PLAN-BASED AWARDS TABLE

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name and Principal Position	Threshold ($)	Target ($)	Maximum ($)
Mary Higgins, Chief Financial Officer	$118,125	$393,750	$472,502

Ferenc Szony President, Chief Operating Officer	$78,750	$393,750	$502,032

Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table

CEO Employment Agreement

On May 14, 2008, we entered into a new employment agreement with Troy D. Herbst, who was appointed our Chief Executive Officer on April 30, 2008.  Pursuant to this employment agreement, Mr. Herbst receives annual base compensation of $973,800, which may be increased annually by five percent.  The employment agreement commenced May 14, 2008 and the initial term will end December 31, 2009.  It will automatically renew for successive one-year periods unless sooner terminated, or unless either party notifies the other in writing at least 60 days prior to the date the employment agreement is scheduled to expire.

Employment Agreements of Other Named Executive Officers

In March 2008, we entered into a new employment agreement with Mary E. Higgins, our Chief Financial Officer, in which we agreed to pay her an annual base salary of $500,000, plus a discretionary bonus of up to 30% of her salary per year.  Ms. Higgins’ contract expires on December 31, 2009.  In addition, we entered into a new employment agreement with Ferenc Szony, our President and COO in March 2008.  His employment agreement provides for an annual base salary of $500,000, which may be increased annualy by five percent, and expires on December 31, 2009.  Both Ms. Higgins’ and Mr. Szony’s agreements automatically renew for successive one-year periods unless sooner terminated or unless either party to the respective agreements notifies the other in writing at least 60 days prior to the date the respective agreement is scheduled to expire.  Pursuant to the terms of the Incentive Plan described above, if Ms. Higgins or Mr. Szony earns an annual incentive payment under the Incentive Plan, such payment shall be in lieu of their bonus payments per their employment agreements.

The Company does not currently have an employment agreement with its other NEOs, Timothy P. Herbst and Edward J. Herbst.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The Company’s employment agreements with Troy D. Herbst, Mary E. Higgins and Ferenc Szony provide that in the event that we choose to terminate the executive’s employment for any reason other than “Cause,” the executive will receive a severance payment equal to one year’s salary.  Our other NEOs, Timothy P. Herbst and Edward J. Herbst, do not have termination benefits.  “Cause” is defined as: (i) the conviction of, or judgment against, the executive by a civil or criminal court of competent jurisdiction for a felony or any other offense involving embezzlement or misappropriation of funds, or any act of moral turpitude, dishonesty or lack of fidelity; (ii) the indictment of the executive by a state or federal grand jury of competent jurisdiction or the filing of a criminal complaint or information, for a felony or any other offense involving embezzlement or misappropriation of funds, or any act of moral turpitude, dishonesty or lack of fidelity; (iii) the confession by the executive of embezzlement or misappropriation of funds, or any act of moral turpitude, dishonesty or lack of fidelity; (iv) the payment (or, by the operation solely of the effect of a deductible, the failure of payment) by a surety or insurer of a claim under a fidelity bond issued for the benefit of the Company reimbursing the Company for a loss due to the wrongful act, or wrongful omission to act, of the executive; (v) the denial, revocation or suspension of a license, qualification or certificate of suitability to the executive by any of the Gaming Authorities (as defined in the employment agreements); and (vi) any action or failure to act by the executive that the Company reasonably believes, as a result of a communication or action by the Gaming Authorities or on the basis of consultations with its gaming counsel and/or other professional advisors, will likely cause any of the Gaming Authorities to:  (A) fail to license, qualify and/or approve the Company to own and operate a gaming business; (B) grant any such licensing, qualification and/or approval only upon terms and conditions that are unacceptable to the Company; (C) significantly delay any such licensing, qualification and/or approval process; or (D) revoke or suspend any existing license.

Upon a termination without Cause on December 31, 2008, Mr. Troy Herbst, Ms. Higgins and Mr. Szony would have been entitled to receive the following amounts, respectively:  $973,000, $500,000, and $500,000.  All other amounts payable or other benefits (such as accrued vacation, vested amounts payable under the Company’s 401(k) plan, etc.) are the same as for other salaried employees.

FISCAL YEAR 2008 DIRECTOR COMPENSATION

The following table provides information related to the compensation of our non-employee directors during fiscal 2008.

Name	Fees Earned or Paid in Cash ($)		Total ($)
John F. O’Reilly	$112,750	(1)	$112,750
John N. Brewer	$120,250	(2)	$120,250

(1)   $10,000 of this amount was for attendance at two Board meetings.

(2)          $10,000 of this amount was for attendance at two Board meetings and $6,000 of this amount was for meetings of the audit committee.

Directors who are employees of the Company do not receive any additional compensation for their services as a director.  Effective as of July 1, 2008, non-employee directors receive compensation in the amount of $10,000 per month inclusive of all board and committee meetings.  Prior to July 1, 2008, our independent directors received compensation in the amount of $25,000 per year for serving on our board plus $5,000 per board meeting attended and $1,500 per committee meeting attended.  In addition, our independent directors are reimbursed for expenses incurred in attending board or committee meetings and while representing the Company in conducting certain business.

Compensation Committee Interlocks and Insider Participation

Relationships and Independence of the Compensation Committee Members

During the fiscal year ended December 31, 2008, Edward Herbst, Timothy Herbst and Troy Herbst were members of the Executive Committee of our board of directors.  Our executive compensation is determined by the Executive Committee, all members of which are officers, and the owners, of Herbst Gaming.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The securities entitled to vote consist of shares of our common stock, no par value, with each share entitling its owner to one vote.  Common stock is the only outstanding class of voting securities authorized by our articles of incorporation.  The number of outstanding shares of common stock as of December 31, 2008 was 300.

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

Item 13.  Certain Relationships and Related Transactions.

We believe that all of the transactions mentioned below are on terms at least as favorable to us as would have been obtained from an unrelated third party.  The Lockup Agreement provides for the modification of certain related party agreements.  Except as described below and in the Lockup Agreement, all terms and provisions in the Company’s related party agreements shall continue to be valid and enforceable under the proposed Restructuring.  The Lockup Agreement also provides for new non-competition agreements to be entered into by each of Jerry E. Herbst, Timothy P. Herbst, Troy D. Herbst and Edward J. Herbst in favor of Slot Co or Reorganized Herbst Gaming.  Such agreements are to expire on the earlier of (i) the repayment in full of the new loans to Slot Co pursuant to the Restructuring and (ii) December 31, 2016.  We cannot assure you that the Restructuring will be approved or, if approved, implemented.

General. Edward Herbst, Timothy Herbst and Troy Herbst are brothers and are officers and directors of Herbst Gaming, Inc. and its wholly-owned subsidiaries.  In addition, they are officers and directors of Terrible Herbst, Inc. and Berry-Hinckley Industries.  There is no cross ownership between Herbst Gaming, Inc. and either Terrible Herbst, Inc. or Berry-Hinckley Industries Inc. Terrible Herbst, Inc. is owned solely by Jerry and Maryanna Herbst, the parents of the Herbst brothers.  Sean Higgins, our general counsel, is also the general counsel of Berry-Hinckley Industries.

Slot route contract with Terrible Herbst, Inc.  Pursuant to two gaming devices license agreements, we rent space for certain slot machine route operations in convenience stores owned by Terrible Herbst, Inc., a corporation in which our owners are officers and which is owned by the father of our owners.  Rent expense of $6,623,000, $6,954,000 and $7,114,000 was incurred under this agreement for the years ended December 31, 2006, 2007 and 2008, respectively, for the exclusive placement of slot machines in Terrible Herbst convenience store locations.  The Company’s contract covering the majority of the Terrible Herbst stores expires in 2014.  A second contract, covering four Terrible Herbst stores, expires in 2009 and may be extended at our option for one additional term of five years.  Under the Restructuring, these gaming devices license agreements would be modified to fix the monthly fee per slot machine at the current rate through the new expiration date of December 31, 2014 and eliminate any per location minimum payment.

Other arrangements with Terrible Herbst, Inc. and Berry-Hinckley Industries.  We have also entered into a servicing arrangement with Terrible Herbst pursuant to which we provide accounting and administrative services related to the collection of daily deposits from Terrible Herbst convenience stores.  We also provide personnel to Terrible Herbst to count, maintain and safeguard large amounts of coin and currency.  Terrible Herbst reimburses our expenses in providing these services.  Under this servicing arrangement, we were paid approximately $205,800 for services rendered for the year ended December 31, 2006, $246,000 in 2007 and $246,000 in 2008.

We have entered into a master ATM agreement with Terrible Herbst pursuant to which we are granted the exclusive right to install and maintain ATMs in Terrible Herbst convenience store locations.  This agreement expires in 2010, subject to automatic renewal for consecutive and repetitive terms of one year, unless we or Terrible Herbst notify the other of non-renewal.  Under the Restructuring, the term of this agreement will be modified to expire December 31, 2016.

We have entered into a nonexclusive trademark and license agreement with Terrible Herbst for the use of the Terrible Herbst brand name and its cowboy logo which extends through 2011.  The term of the agreement may be extended at our option for five additional successive terms of five years each.  Pursuant to this trademark and license agreement, we paid approximately $1,483,000, $1,557,000 and $1,649,000 to Terrible Herbst in the years ended December 31, 2006, 2007 and 2008, respectively.  Under the Lockup Agreement, this trademark license agreement would be modified as follows: (i) expiration date of December 31, 2016, terminable by Reorganized Herbst Gaming after December 31, 2013 upon the payment of an early termination fee of $1 million, (ii) license fee of $1.73 million per year, to be paid in equal monthly installments and (iii) one-time payment of $1.5 million payable by the Company on the one-year anniversary of the “Effective Date” of the bankruptcy, as defined in the Lockup Agreement.

The Company entered into a shared services agreement with Terrible Herbst and Berry-Hinckley Industries in January 2008 whereby (i) Terrible Herbst and Berry-Hinckley Industries reimburses the Company for services performed by certain employees of the Company for Terrible Herbst and Berry-Hinckley Industries as requested from time to time, consisting primarily of the day-to-day functions of Terrible Herbst and Berry-Hinckley Industries, and (ii) effective as of January 1, 2009, pursuant to an amended and restated shared services agreement entered into on January 16, 2009, the Company reimburses Terrible Herbst for services performed by certain employees of Terrible Herbst for the Company as requested from time to time, consisting primarily of maintaining the price books for certain of the Company’s service station locations and providing management oversight of the service station operations at the Primm Properties.  Under this agreement, the Company received approximately $583,000 for services rendered during the year ended December 31, 2008 from Terrible Herbst and $102,000 for services from Berry-Hinckley Industries.  In 2009, payment for services rendered by the Company’s employees will be reduced by amounts due for services rendered for the Company’s by Terrible Herbst’s employees.

The Company entered into an advertising purchasing agreement with Terrible Herbst in January 2009 pursuant to which the Company purchases advertising time on Terrible Herbst’s network of gas pump and interior television screens for $30,000 per month during the twelve months commencing January 1, 2009.  This agreement replaced the prior advertising purchasing agreement between the Company and Terrible Herbst that expired on December 31, 2008.  Under the Restructuring, the term of this agreement will be modified to expire one year following the Substantial Consummation Date, with continuous one-year extension options exercisable by Reorganized Herbst Gaming through December 31, 2016, and the monthly fee will be fixed at $30,000 per month through the expiration date.

Lease agreements. Pursuant to a lease agreement that expires in 2067, including renewal periods, we lease the real property on which our corporate headquarters is located from The Herbst Family Limited Partnership II, or Herbst FLP II.  The general partners of Herbst FLP II are Jerry and Maryanna Herbst.  In each of 2006, 2007 and 2008 we paid $172,992 under this lease.  Under the Restructuring, this lease would be assigned by the Company to Slot Co, with a term expiring December 31, 2016.  Pursuant to a lease agreement that expires in 2026, including renewal periods, we lease the real property on which Terrible’s Town Casino in Pahrump is located from The Herbst Family Limited Partnership.  The lease requires monthly rental payments of $15,000.  In 2006, we paid $165,000 under this lease.  In 2007, we paid

$180,000 under this lease.  In 2008, we paid $180,000 under this lease.  Under the Restructuring, this lease would be assigned by the Company to Reorganized Herbst Gaming and modified to expire December 31, 2016, with no renewal options and a $15,000 monthly rental fee.  We lease land and office space in certain of our facilities to Terrible Herbst under various lease agreements with terms ranging from month-to-month to 20 years.  Monthly rental income is $63,500.  In 2006 we received rental income of $641,000 under these leases.  In 2007 we received rental income of $348,000 under these leases.  In 2008, we received rental income of $348,000 under these leases.  Three of these lease agreements will be modified pursuant to the Restructuring: (i) the sublease to Terrible Herbst of the service station at Terrible’s Town Casino in Pahrump will be assigned to Reorganized Herbst Gaming, the monthly rental fee will be fixed at its current amount through expiration and the lease will expire on December 31, 2016; (ii) the lease to Terrible Herbst of the service station at Terrible’s Lakeside Casino in Pahrump will be assigned to Reorganized Herbst Gaming, the monthly rental fee will be fixed at its current amount through expiration and the lease will expire December 31, 2016; and (iii) the sublease to Terrible Herbst of the service station located on the real property on which the corporate headquarters is located will be assigned to Slot Co.

We lease the real property on which Terrible’s Searchlight Casino in Searchlight is located from Terrible Herbst for $15,000 per month, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2022, with options to renew the lease for five additional successive terms of ten years each, contingent on Terrible Herbst renewing its lease of the real property.  Terrible Herbst leases that real property from an unrelated third party, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2042, including renewal periods.  In each of 2006, 2007 and 2008, we paid $180,000 under this lease.  Under the Restructuring, this lease would be assigned to Reorganized Herbst Gaming.

We lease a warehouse located in Las Vegas, Nevada for our employment center and purchasing departments from the Herbst’s Grandchildren’s Trust.  The lease began in November 2002 and requires payments of $46,500 per month through November 2012.  In 2006, we incurred rent expense of $558,000 under this lease. In 2007 this expense was $560,500, while in 2008 it was $555,500.  Under the Restructuring, this agreement would be assigned by the Company to Slot Co with a term expiring December 31, 2016.

Related-party transactions. Mr. Higgins is our general counsel, the general counsel of Terrible Herbst and the brother of Mary E. Higgins, our chief financial officer.  Mr. Higgins received a salary for services rendered to us in 2006, 2007 and 2008 of $625,900, $658,700 and $638,500, respectively.

In 2003, we entered into a slot route contract to install, operate and service slot machines at a tavern owned by HIGCO, Inc., a company owned and operated by Mr. Higgins and two of his brothers, G. Michael Higgins and Kevin J. Higgins.  Pursuant to this revenue-sharing contract, HIGCO, Inc. paid us $154,200 in 2006, $147,500 in 2007 and $182,500 in 2008.

In 2004, ETT entered into a slot route contract with SamCon, Inc., a company owned and operated by Mr. Higgins, to install, operate and service slot machines at a new location.  Terms of this revenue-sharing contract are similar to the terms of the contract we entered into with HIGCO in 2003.  Pursuant to this revenue-sharing contract, SamCon, Inc. paid ETT $21,100 in 2006, $0 in 2007 and $72,700 in 2008.

In 2005, ETT entered into a slot route contract to install, operate and service slot machines at a tavern owned by Prescott’s Bar LLC, a company owned and operated by Mr. Todd Sosey, the brother-in-law of Troy D. Herbst, one of the owners of the Company.  Pursuant to this revenue-sharing contract, Prescott’s paid ETT $52,800 in 2006, $105,700 in 2007 and $94,900 in 2008.

The amount due from related party balance includes $930,000 and $899,000 due from employees at December 31, 2007 and 2008, respectively. The balances are charged interest at varying rates and have terms ranging from due on demand to nine years.

John N. Brewer, a member of our board of directors, is a partner with Kummer Kaempfer Bonner & Renshaw.  We retained Kummer Kaempfer Bonner & Renshaw as outside legal counsel through December 31, 2004, and Kummer Kaempfer Bonner & Renshaw has received fees for legal services in the amount of $5,673, $5,160 and $5,558 for 2006, 2007 and 2008, respectively.

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

Item 14.    Principal Accountant Fees and Services.

The aggregate accounting fees billed and services provided by our principal accountants for the years ended December 31, 2007 and 2008 are as follows:

	2007	2008
Audit fees(1)	$497,074	$1,113,930
Audit-related fees(2)	714,250	—
Tax fees	—	—
All other fees	55,236	129,854
Total fees	$1,266,560	1,243,784

(1)          Represents the aggregate fees Deloitte & Touche LLP billed us in each of the last two fiscal years for professional services for the audits of our annual financial statements and review of financial statements included in our periodic filings with the SEC and for services that are normally provided by Deloitte & Touche LLP in connection with those filings.

(2)          Represents the aggregate fees Deloitte & Touche LLP billed us in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit.

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

(a)                                  Financial Statements

1.                                  List of Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets As of December 31, 2007 and 2008

Consolidated Statements of Operations For the years ended December 31, 2006, 2007 and 2008

Consolidated Statements of Stockholders’ Equity (Deficiency) For the years ended December 31, 2006, 2007 and 2008

Consolidated Statements of Cash Flows For the years ended December 31, 2006, 2007 and 2008

Notes to Consolidated Financial Statements

2.                                       Financial Statements Schedules

All schedules are omitted given the absence of conditions under which they are required to be included or because the required information is included in the financial statements or notes thereto.

(c)                                  Exhibits

In reviewing the agreements included as exhibits to this annual report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•                  Should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•                  Have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•                  May apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•                  Were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about the Company may be found elsewhere in this annual report and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov and the Company’s website at http://www.herbstgaming.com.

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

10.27(23)

Amendment No. 5 and Second Forbearance and Standstill Agreement dated as of November 10, 2008 by and among Herbst Gaming, Inc., Wilmington Trust Company, each lender party thereto and the Subsidiaries of Herbst Gaming, Inc. party thereto.

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

10.33(14)

Option to Purchase the Gold Ranch Casino Property and Improvements, The Leach Field Property, the Frontage Parcel, the California Lottery Station and the California Lottery Property, and the Right of First Refusal, dated as of December 27, 2001, by and among Prospector Gaming Enterprises, Inc., Target Investments, L. L. C. and Last Chance, Inc.

10.34(15)

Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of August 14, 2007 with reference to the Second Amended and Restated Credit Agreement dated as of January 3, 2007 among Herbst Gaming, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent

10.35(16)

Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of December 14, 2007 with reference to the Second Amended and Restated Credit Agreement dated as of January 3, 2007 among Herbst Gaming, Inc., the lenders referred to therein, and Bank of America, N.A., as administrative agent

10.36(17)

Amendment to Gaming Device License Agreement dated as of September 30, 2007, between Market Gaming, Inc. (“MGI”) and Safeway, Inc. to the Gaming Device License Agreement between MGI and Safeway, Inc. dated as of October 25, 2004

10.37(17)

Amendment to Gaming Device License Agreement dated as of September 30, 2007, between MGI and The Vons Companies, Inc. to the Gaming Device License Agreement between MGI and The Vons Companies, Inc. dated as of October 25, 2004

10.38(17)

Gaming License Agreement dated as of September 30, 2007 among Cardivan Company (“Cardivan”), Nevada C.V.S. Pharmacy, L.L.C., Henderson CVS, L.L.C., Desert Eastern, CVS, L.L.C., Maryland Parkway CVS, L.L.C., CVS 2989 Las Vegas, L.L.C. and Senip CVS L.L.C.

10.39(17)	Gaming License Agreement dated as of October 22, 2007 between Cardivan and New Albertson’s, Inc.

10.40(17)	Gaming License Agreement dated as of August 24, 2007 between Cardivan and SaveMart Supermarkets dba Albertson’s

10.41(17)	Gaming License Agreement dated as of July 1, 2007 among Cardivan, RITE AID HDQTRS. CORP., and Thrifty Payless Corp.

10.42(18)	Employment Agreement with Ferenc Szony, dated March 7, 2008.

10.43*	Amended and Restated Shared Services Agreement dated as of January 16, 2009 between Herbst Gaming, Inc. Berry-Hinckley Industries and Terrible Herbst, Inc.

10.44*	Advertising Purchasing Agreement dated as of January 1, 2009 between Herbst Gaming, Inc. and Terrible Herbst, Inc.

10.45(19)	Master ATM Agreement dated as of March 1, 2008 by and between E-T-T, Inc. and Terrible Herbst, Inc.

10.46(21)	Employment Agreement with Troy D. Herbst, dated May 14, 2008.

10.47(20)	Omnibus Amendment No. 3 and Appointment and Acceptance dated as of April 24, 2008 by and among Herbst Gaming, Inc., Bank of America, N.A., Wilmington Trust Company, and each Lender party thereto.

10.48(21)

Amendment No. 4 and Forbearance and Standstill Agreement dated as of May 15, 2008 by and among Herbst Gaming, Inc., Wilmington Trust Company, each lender party thereto and the Subsidiaries of Herbst Gaming, Inc. party thereto.

10.49(22)

Amendment to Amendment No. 4 and Forbearance and Standstill Agreement Effective dated as of September 30, 2008 by and among Herbst Gaming, Inc., Wilmington Trust Company and the Subsidiaries of Herbst Gaming, Inc. party thereto.

10.50(24)

Letter agreement dated March 9, 2009 by and among the Company, the Company’s subsidiaries, consenting lenders under the amended Credit Agreement, Edward J. Herbst, Timothy P. Herbst, Troy D. Herbst, Terrible Herbst, Inc. and certain affiliates of Terrible Herbst, Inc.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21.1(19)	Subsidiaries of Herbst Gaming, Inc.

31.1*	Certification of Troy D. Herbst under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Troy D. Herbst under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Troy D. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential Treatment for a portion of this document has been granted pursuant to Rule 406 under the Securities Act. The omitted portions have been separately filed with the Commission.

++	Confidential Treatment for a portion of this document has been requested pursuant to Rule 406 under the Securities Act. The omitted portions have been separately filed with the Commission.

(1)	Incorporated herein by reference from our registration statement on Form S-4 (SEC No. 33-71094), Part II, Item 21.

(2)	Incorporated herein by reference from our quarterly report on Form 10-Q filed with the SEC on November 14, 2002.

(3)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on March 10, 2003.

(4)	Incorporated herein by reference from our annual report on Form 10-K filed with the SEC on March 24, 2003.

(5)	Incorporated herein by reference from our registration statement on Form S-4 (SEC No. 333-118068-05).

(6)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on November 23, 2004.

(7)	Incorporated herein by reference from our registration statement on Form S-4 (SEC No. 333-122837).

(8)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on March 15, 2006.

(9)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on May 16, 2006.

(10)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on August 28, 2006.

(11)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on November 2, 2006.

(12)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on August 7, 2006.

(13)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on January 9, 2007.

(14)	Incorporated herein by reference from our annual report on Form 10-K filed with the SEC on April 2, 2007.

(15)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on August 17, 2007.

(16)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on December 20, 2007.

(17)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on November 7, 2007.

(18)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on March 11, 2008.

(19)	Incorporated herein by reference from our annual report on Form 10-K filed with the SEC on April 2, 2007.

(20)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on April 30, 2008.

(21)	Incorporated herein by reference from our quarterly report on Form 10-Q filed with the SEC on May 16, 2008.

(22)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on October 1, 2008.

(23)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on November 12, 2008.

(24)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on March 11, 2009.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBST GAMING, INC.

By:	/s/ Troy D. Herbst
Name:	Troy D. Herbst
Title:	Chief Executive Officer, Executive Vice
President, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Troy D. Herbst	Chief Executive Officer, Executive Vice President,	March 31, 2009
Troy D. Herbst	Secretary, Treasurer and Director (Principal Executive Officer)

/s/ Mary E. Higgins	Chief Financial Officer (Principal	March 31, 2009
Mary E. Higgins	Financial and Accounting Officer)

/s/ Timothy P. Herbst	Chairman of the Board and Executive Vice President	March 31, 2009
Timothy P. Herbst

	Executive Vice President and Director	March 31, 2009
Edward J. Herbst

/s/ John N. Brewer	Director	March 31, 2009
John N. Brewer

/s/ John F. O’Reilly	Director	March 31, 2009
John F. O’Reilly