Form 10-Q
period 2009-03-31
HERBST GAMING INC
filed 2009-05-15
CIK 1160294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒    NO    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES    ☐    NO    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
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

Common Stock, no par value, 300 outstanding shares

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1           FINANCIAL STATEMENTS

HERBST GAMING, INC. AND SUBSIDIARIES

(Debtor and Debtor-in-Possession as of March 22, 2009)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2008	March 31, 2009
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$105,990	$102,785
Accounts receivable, net	4,470	3,907
Notes and loans receivable	436	558
Prepaid expenses	16,566	15,863
Inventory	4,219	4,526
Total current assets	131,681	127,639
Property and equipment, net	547,002	538,295
Lease acquisition costs, net	15,068	13,320
Due from related parties	1,450	1,575
Other assets, net	24,124	23,930
Intangibles, net	211,668	211,122
Goodwill	3,255	3,255

Total assets	$934,248	$919,136

Liabilities and stockholders’ deficiency
Liabilities not subject to compromise
Current liabilities
Current portion of long-term debt	$1,176,330	$—
Accounts payable	14,179	8,346
Accrued interest	41,672	—
Accrued expenses	28,086	22,548

Total current liabilities not subject to compromise	1,260,267	30,894
Long-term debt, less current portion	—	—
Other liabilities	2,136	2,230
Total liabilities not subject to compromise	1,262,403	33,510

Liabilities subject to compromise (Note 5)		1,247,013

Commitments and contingencies (Note 7)

Stockholders’ deficiency
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
Accumulated deficit	(332,154)	(365,000)

Total stockholders’ deficiency	(328,155)	(361,001)

Total liabilities and stockholders’ deficiency	$934,248	$919,136

The accompanying notes are an integral part of these

unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

(Debtor and Debtor-in-Possession as of March 22, 2009)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2008	2009
	(in thousands)
Revenues
Route operations	$64,647	$53,867
Casino operations	120,996	117,073
Other operations	27,778	18,342
Total revenues	213,421	189,282
Promotional allowances	(15,293)	(17,558)

Net revenues	198,128	171,724

Costs of revenues
Route operations	55,281	47,716
Casino operations	88,956	84,513
Other operations	22,587	13,376
General and administrative	5,192	4,890
Depreciation and amortization	14,649	14,186
Restructuring expense	1,296	10,064
Total costs and expenses	187,961	174,745
Income (loss) from operations	10,167	(3,021)

Other income (expense)
Interest income	248	38
Interest expense, (contractual interest for the quarter was $26,939 and $33,218)	(26,939)	(29,527)
Reorganization items (Note 4)	—	(336)

Total other expense	(26,691)	(29,825)
Net loss	$(16,524)	$(32,846)

The accompanying notes are an integral part of these

unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

(Debtor and Debtor-in-Possession as of March 22, 2009)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2008	2009
	(in thousands)
Cash flows from operating activities
Net loss	$(16,524)	$(32,846)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	14,649	14,186
Amortization of debt issuance costs	1,011	900
Debt discount amortization	35	32
Loss (gain) on sale of property and equipment	(100)	18
Decrease (increase) in operating assets and liabilities
Accounts receivable	(1,260)	602
Prepaid expenses	2,755	703
Inventory	174	(307)
Due from related parties	326	(133)
Other assets	(38)	(718)
Increase (decrease) in
Accounts payable	(1,978)	(1,612)
Accrued interest	6,430	20,493
Accrued expenses	715	(1,358)
Other liabilities	243	85
Reorganization items	—	336
Net cash provided by operating activities	6,438	381
Cash flows from investing activities
Additions to notes receivable	(165)	(394)
Collection on notes receivable	323	293
Proceeds from sale of property and equipment	128	146
Purchases of property and equipment	(1,938)	(3,631)
Lease acquisition costs	(24)	—
Net cash used in investing activities	(1,676)	(3,586)
Cash flows from financing activities
Proceeds from long-term debt	35,859	—
Payments of long-term debt	(1,915)	—
Deferred loan costs	(165)	—
Net cash provided by financing activities	33,779	—
Net increase (decrease) in cash and cash equivalents	38,541	(3,205)
Cash and cash equivalents
Beginning of period	94,282	105,990
End of period	132,823	102,785
Supplemental cash flow information
Cash paid for interest	19,462	8,102
Supplemental schedule of non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	403	87

The accompanying notes are an integral part of these

unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

(Debtor and Debtor-in-Possession as of March 22, 2009)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      CHAPTER 11 REORGANIZATION AND GOING CONCERN

On March 22, 2009 (the “Petition Date”), the Company and certain of its subsidiaries (the “Subsidiary Guarantors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code, 11 U.S.C. §§ 101-1532 (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”) under case numbers 09-50746-gwz through 09-50763-gwz.  The Chapter 11 Cases are being jointly administered.  The Company and the Subsidiary Guarantors (collectively, the “Debtors”) are continuing to operate their businesses and manage their properties as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  In general, we are authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

The Debtors have entered into an agreement (the “Lockup Agreement”) with (i) lenders holding, in the aggregate, approximately 68% of all of the outstanding claims under our $860.0 million senior credit facility (the “amended Credit Agreement”); (ii) Messrs. Edward J. Herbst, Timothy P. Herbst and Troy D. Herbst, in their capacities as equity holders of the Company; and (iii) Terrible Herbst, Inc. and certain of its affiliates, in their capacities as parties to agreements with the Company and/or the Subsidiary Guarantors (the “THI Parties”).  Pursuant to the Lockup Agreement, the parties thereto are contractually obligated to support the following restructuring of the Company and the Subsidiary Guarantors (the “Restructuring”) pursuant to a joint plan of reorganization (the “Proposed Plan”) under Chapter 11 of the Bankruptcy Code:

•                  A separation of the Company’s casino and slot machine route businesses into two holding companies (the post-Restructuring casino business is referred to herein as “Reorganized Herbst Gaming” and the post-Restructuring slot machine route business is referred to herein as “Slot Co”).

•                  Conversion of all allowed claims under the amended Credit Agreement into debt and equity of the reorganized companies, with the lenders under the amended Credit Agreement (the “Lenders”) receiving 100% of the new equity of Reorganized Herbst Gaming and retaining 10% of the new equity of Slot Co.

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

•                  Receipt by certain of the THI Parties from the Lenders of 90% of the new equity of Slot Co in exchange for the contribution of a new gaming device license agreement.

The Lockup Agreement requires that the disclosure statement with respect to the plan of reorganization contemplated by the Lockup Agreement be approved by the Bankruptcy Court by May 21, 2009, and that the plan of reorganization contemplated by the Lockup Agreement be confirmed by July 20, 2009.  If the approval or confirmation do not occur by those dates, the Lockup Agreement will automatically terminate, unless the Company and the other Debtors, the Required Consenting Lenders (Lenders party to the Lockup Agreement holding at least two-thirds in amount of claims held by all Lenders party to the Lockup Agreement) and the THI Parties waive the requirement within five business days of the applicable date.  The Company and the other Debtors have not yet filed with the Bankruptcy Court a plan of reorganization and an accompanying disclosure statement because the parties to the Lockup Agreement are still negotiating various terms and agreements.  The Company has been in discussions with the Required Consenting Lenders and the THI Parties regarding extending the dates by which the disclosure statement must be approved and the plan contemplated by the Lockup must be confirmed.  We cannot assure you that the Required Consenting Lenders or the THI Parties will agree to an extension of those dates.

If the Debtors, the Required Consenting Lenders and the THI Parties do not, by May 28, 2009, waive the requirement that the disclosure statement be approved by May 21, 2009, the Lockup Agreement will terminate in accordance with its terms in accordance with its terms.

The Restructuring is subject to various regulatory, Bankruptcy Court and third party approvals.  We cannot assure you that we will be successful in implementing the Restructuring in the form contemplated by the Lockup Agreement or at all.

                Subject to certain exceptions under the Bankruptcy Code, the Debtors’ filing of the Chapter 11 Cases automatically enjoined, or stayed, the commencement or continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date.  Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim, are enjoined unless and until the Bankruptcy Court lifts the automatic stay.  The Bankruptcy Court has approved payment by the Debtors of certain of the Debtors’ pre-petition obligations, including, among other things, employee wages, salaries and benefits, payment of vendors and other providers in the ordinary course for goods received within 20 days of the Petition Date, and other business-related payments necessary to maintain the operation of our businesses.  Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

Due to the occurrence and continuation of events of default, the amounts outstanding under the amended Credit Agreement and the indentures pursuant to which the Subordinated Notes were issued are immediately due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against the Company, as discussed above.  Based on the filing of the Chapter 11 Cases, the entire balance outstanding under the amended Credit Agreement and all of the amount outstanding under the indentures pursuant to which the Subordinated Notes were issued are included in liabilities subject to compromise at March 31, 2009.  The Company classifies liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.

The current outstanding balance under the amended Credit Agreement is $873.9 million.  Pursuant to the Lockup Agreement, (i) $135 million of these obligations will be allocated to Slot Co pursuant to a new first priority senior secured bank loan which will mature on the fifth anniversary of the “Substantial Consummation Date” (as defined in the Lockup Agreement); (ii) $40 million of these obligations will be allocated to Slot Co pursuant to a second lien secured bank facility which will mature on the fifth anniversary of the Substantial Consummation Date; (iii) $475 million of these obligations will be allocated to Reorganized Herbst Gaming pursuant to a new credit agreement comprising a first lien term loan in the amount of $350 million and a second lien term loan in the amount of $125 million on terms to be negotiated; and (iv) the remaining balance of these obligations will be exchanged for 100% of the new common equity of Reorganized Herbst Gaming, which will own 10% of the new common equity of Slot Co.

The Company made interest payments totaling $8.1 million to the Lenders on March 11, 2009, as provided by the Lockup Agreement.  Based on the filing of the Chapter 11 Cases, the Company will not make interest payments under the amended Credit Agreement; however, it will make certain adequate protection payments.  The Lockup Agreement provides for adequate protection payments to be made to the Lenders during the period commencing on the Petition Date and ending following the confirmation of the Proposed Plan by the Bankruptcy Court (the “Effective Date”) in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured as of the last day of each fiscal quarter and to be paid on the 30th day thereafter) reduced by certain unpaid restructuring costs, as well as costs and expenses of the professionals retained by the administrative agent, pursuant to the “Cash Collateral Stipulation” as further explained below.  Based on the Company’s cash and cash equivalents as of March 31, 2009, no adequate protection payment was made for the quarter ended March 31, 2009.  The Lockup Agreement further provides that the Proposed Plan will provide for adequate protection payments to be made to the Lenders during the period commencing on the Effective Date and ending on the Substantial Consummation Date in the amount of (i) payments that would be made under new loans to Slot Co as if those facilities were in effect as of the Effective Date, with certain exceptions described in the Lockup Agreement, plus (ii) the Debtors’ cash and cash equivalents in excess of a threshold to be determined (measured as of the end of every third full calendar month following the Effective Date and to be paid 30 days thereafter), provided that such amount of cash and cash equivalents shall only include that of Reorganized Herbst Gaming and not Slot Co after the Effective Date (or five days following gaming regulatory approval of the separation of the casino and slot route businesses, if later).

On the Petition Date, the Debtors filed with the Bankruptcy Court a motion to approve the Stipulation Authorizing Use of Cash Collateral by Debtors and Granting Adequate Protection (the “Cash Collateral Stipulation”) entered into by the Debtors and the administrative agent for the Lenders, which was approved by the Bankruptcy Court on an interim basis.  Under the Cash Collateral Stipulation, the Debtors and the administrative agent for the Lenders agreed that all the disputes between the administrative agent and the Debtors regarding “cash collateral” and the use thereof as provided for by Section 363 of the Bankruptcy Code are reserved, and that Debtors may use their cash on hand and operating cash flow to fund their operations during the period commencing on the approval of the Cash Collateral Stipulation by the Bankruptcy Court and ending on the Effective Date in accordance with the 13 week budget attached to the Cash Collateral Stipulation, which budget will be updated at the end of each 13 week period until the Effective Date, with certain exceptions described in the Cash Collateral Stipulation.  Based on the Cash Collateral Stipulation, we expect to fund our existing operations and capital needs during the Restructuring from operating cash flow and cash on hand, although that may be insufficient.  We expect to monitor carefully our capital expenditures and, if necessary, may delay incurring capital expenditures where possible in order to conserve cash.  We cannot assure you that our cash flow will be adequate to meet our anticipated working capital requirements and capital expenditures for existing operations.  If cash flow is insufficient, we would seek to obtain debtor in possession financing to support our working capital needs.  There will be a Bankruptcy Court hearing on May 18, 2009 at which the Debtors will seek authorization of the Cash Collateral Stipulation without the provision for payment of the administrative agent’s professional fees included in the Cash Collateral Stipulation filed on the Petition Date.

The Debtors are currently operating pursuant to Chapter 11 of the Bankruptcy Code and continuation of the Company as a going-concern is contingent upon, among other things, the Debtors’ ability to (i) obtain confirmation of a plan of reorganization under the Bankruptcy Code; (ii) return to profitability; (iii) generate sufficient cash flow from operations; and (iv) obtain financing sources to meet our future obligations. These matters create uncertainty relating to our ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties. In addition, the Restructuring could materially change amounts reported in our combined financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that may be necessary as a consequence of reorganization under Chapter 11 of the Bankruptcy Code.

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

•                  HGI-SJ owns and operates Terrible’s St. Jo Frontier Casino (“St. Jo”) in St. Joseph, Missouri, which was acquired in February 2005.

•                  HGI-MT owns and operates Terrible’s Mark Twain Casino in La Grange, Missouri, which was acquired in February 2005.

•                  The Sands Regent and its direct and indirect wholly-owned subsidiaries, which were acquired on January 3, 2007, own and operate Terrible’s Rail City Casino in Sparks, Nevada, the Sands Regency Casino Hotel in Reno, Nevada, the Terrible’s Gold Ranch Casino and RV Resort in Verdi, Nevada and Terrible’s Dayton Casino in Dayton, Nevada (all such properties acquired pursuant to the Sands Regent Acquisition, together the “Sands Casinos”).

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

The gaming industry in the States of Nevada, Iowa and Missouri are subject to extensive state and local government regulation.  The Company’s gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (“NGC”), the Nevada Gaming Control Board (“NGCB”), the Iowa Racing and Gaming Commission (“IRGC”) and the Missouri Gaming Commission, as well as local jurisdictions.

Basis of Presentation—The condensed consolidated financial statements of Herbst Gaming, Inc. as of March 31, 2009, and for the three months ended March 31, 2009 and 2008 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the financial results for the interim periods.  Our results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009.  These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), the Company has applied American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 90-7, “Financial Reporting of Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), in preparing the consolidated financial statements.  SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain expenses (including professional fees), are recorded in reorganization items in the accompanying consolidated statement of operations.  In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified in the consolidated balance sheet at March 31, 2009 as liabilities subject to compromise.  These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts (see Note 5).

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Significant estimates incorporated into the Company’s consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated cash flows in assessing the recoverability of long-lived assets and estimates related to liabilities that are expected to be allowed by the Bankruptcy Court and included as liabilities subject to compromise.  Actual results could differ from those estimates.

Accounts Receivable—Receivables consist primarily of amounts due from customers as a result of normal business operations.  The Company periodically performs credit evaluations of its customers.  The Company reviews accounts receivable balances in order to determine an allowance for potential credit losses based on our collections experience and the age of the receivables.  At December 31, 2008 and March 31, 2009, the allowance for potential credit losses was $840,000 and $807,000, respectively.

Goodwill—The Company has approximately $3,255,000 in goodwill as of March 31, 2009.  We evaluate our goodwill and indefinite-lived intangible assets in accordance with the applications of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and indefinite-lived intangible assets are not subject to amortization, but they are subject to an annual impairment test in the fourth quarter of each year and between annual test dates in certain circumstances.

Restructuring Expense—Restructuring expenses are comprised of expenses related to the evaluation of financial and strategic alternatives and include special legal and other advisor fees associated with the Company’s  prepetition reorganization efforts, including preparation for the bankruptcy filing.

Recently Issued Accounting Standards

In April 2009, the FASB issued Staff Position (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on how to identify circumstances that indicate that a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. We are currently evaluating the requirements of this pronouncement and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. FSP FAS 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the requirements of FSP FAS 115-2 and 124-2 and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends FASB Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the requirements of FSP FAS 107-1 and APB 28-1 and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. By applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, this statement improves the comparability of the information about business combinations provided in financial reports. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) did not have a material effect on our consolidated financial statements.

3.                                      LONG-TERM DEBT

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

Due to the occurrence and continuation of events of default, the amounts outstanding under the amended Credit Agreement and the indentures pursuant to which the Subordinated Notes were issued are immediately due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against the Company under applicable bankruptcy law.  Based on the filing of the Chapter 11 Cases, $873.9 million of the amount outstanding under the amended Credit Agreement and all of the amount outstanding under the indentures pursuant to which the Subordinated Notes were issued are included in liabilities subject to compromise at March 31, 2009.  The Company classifies liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.

The current outstanding balance under the amended Credit Agreement is $873.9 million.  Pursuant to the Lockup Agreement, the Proposed Plan will provide, in part, that (i) $135 million of these obligations will be allocated to Slot Co pursuant to a new first priority senior secured bank loan which will mature on the fifth anniversary of the Substantial Consummation Date; (ii) $40 million of these obligations will be allocated to Slot Co pursuant to a second lien secured bank facility which will mature on the fifth anniversary of the Substantial Consummation Date; (iii) $475 million of these obligations will be allocated to Reorganized Herbst Gaming pursuant to a new credit agreement comprising a first lien term loan in the amount of $350 million and a second lien term loan in the amount of $125 million on terms to be negotiated; and (iv) the remaining balance of these obligations will be exchanged for 100% of the new common equity of Reorganized Herbst Gaming, which will own 10% of the new common equity of Slot Co.

The amended Credit Agreement includes a revolving credit facility in the amount of $100 million and $760 million of term loans that mature on December 2, 2011 if we have not refinanced our 8 1/8% Notes, and otherwise on January 3, 2014.  As described above, these amounts are immediately due and payable, subject to enforcement stays related to the Chapter 11 Cases.  Our revolving credit facility was fully drawn at March 31, 2009, and the commitments of the Lenders have been terminated under the amended Credit Agreement.

Interest accrues on borrowings under the amended Credit Agreement based on a floating rate.  This floating rate is based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread.  Our average floating rate on debt incurred under the amended Credit Agreement was 12.5% at March 31, 2009.  However, based on the filing of the Chapter 11 Cases, the Company will not make interest payments under the amended Credit Agreement, other than certain adequate protection payments.

The Lockup Agreement provides for adequate protection payments to be made to the Lenders during the period commencing on the Petition Date and ending following the Effective Date in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured as of the last day of each fiscal quarter and to be paid on the 30th day thereafter) reduced by certain unpaid restructuring costs, as well as costs and expenses of the professionals retained by the administrative agent, pursuant to the Cash Collateral Stipulation.  The first calculation of the adequate protection payment due was performed on March 31, 2009, according to the calculation no payment was required at that time.  The Lockup Agreement further provides that the Proposed Plan will provide for adequate protection payments to be made to the Lenders during the period commencing on the Effective Date and ending on the Substantial Consummation Date in the amount of (i) payments that would be made under new loans to Slot Co as if those facilities were in effect as of the Effective Date, with certain exceptions described in the Lockup Agreement, plus (ii) the Debtors’ cash and cash equivalents in excess of a threshold to be determined (measured as of the end of every third full calendar month following the Effective Date and to be paid 30 days thereafter).  It is expected that interest on the new loans contemplated by the Lockup Agreement will be based on a floating rate (a base rate or LIBOR) plus a stated amount.

Pursuant to the Lockup Agreement, all outstanding obligations under the Subordinated Notes will be terminated.

Subject to the automatic stay associated with the Chapter 11 Cases, “liabilities subject to compromise,” are expected to mature as follows (dollars in thousands):

March 31, 2009
2010	$1,176,362
2011	—
2012	—
2013	—
2014	—
Thereafter	—
Total	$1,176,362

4.                                      REORGANIZATION ITEMS

Reorganization items represent expense incurred as a result of the Chapter 11 proceedings and are presented separately in the unaudited Condensed Consolidated Statements of Operations.

For the Three Months Ended March 31,2009
(in thousands)
Professional Fees	$336
Total	$336

In the three months ended March 31, 2009, the Company incurred $336,000 for professional fees. Professional fees include financial advisory, legal, real estate and valuation services directly attributed to the reorganization process. Any professional fees incurred after the bankruptcy filing on March 22, 2009 are subject to bankruptcy court approval.

5.                                      LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise refer to both secured and unsecured obligations that will be accounted for under a plan of reorganization.  Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed.  SOP 90-7 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  Liabilities subject to compromise also include certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.  The Company has included secured debt as a liability subject to compromise as management believes that there remains uncertainty to the terms under a plan of reorganization since the filing recently occurred.  At hearings held March 23, 2009 and April 30, 2009, the Bankruptcy Court granted final approval of many of the Debtors’ “first day” motions covering, among other things, employee obligations, supplier relations, regulated gaming obligations, cash management, utilities, case management and retention of professionals.  Obligations associated with these matters are not classified as liabilities subject to compromise.

As of March 31,2009
(in thousands)
Secured Debt	$846,822
Accrued Interest on Secured Debt	29,103
Subordinated Notes	329,540
Accrued Interest on Subordinated Notes	33,062
Accounts payable	4,306
Accrued expenses	4,180
Total liabilities subject to compromise	$1,247,013

6.                                      BUSINESS SEGMENTS

The Company operates through two business segments: slot route operations and casino operations.  The slot route operations involve the installation, operation and service of slot machines at strategic, high traffic non-casino locations such as grocery stores, drug stores, convenience stores, bars and restaurants.  Casino operations are broken into geographic segments: casinos located in Nevada and casinos located in other states.  The Nevada locations include: Terrible’s Town Casino in Henderson, Nevada, Terrible’s Casino Searchlight in Searchlight, Nevada, Terrible’s Town Casino and Terrible’s Lakeside Casino, both of which are located in Pahrump, Nevada, Terrible’s Hotel & Casino in Las Vegas, Nevada, Terrible’s Rail City Casino in Sparks, Nevada, Terrible’s Sands Regency Casino Hotel in Reno, Nevada, Terrible’s Gold Ranch Casino and RV Resort in Verdi Nevada, Terrible’s Depot Casino in Dayton, Nevada and Whiskey Pete’s Hotel and Casino, Buffalo Bill’s Hotel and Casino and Primm Valley Resort and Casino, all of which are located in Primm, Nevada.  Casinos located in other states are:  Terrible’s Lakeside Casino Resort in Osceola, Iowa, Terrible’s Mark Twain Casino in LaGrange, Missouri and Terrible’s St. Jo Frontier Casino in St. Joseph, Missouri.  These segment results are regularly provided to the Office of the Chief Executive Officer of the Company, the members of which are the chief operating decision-makers of the Company.

Net revenues, income from operations, depreciation and amortization and EBITDA (as defined in footnote 2 below) for these segments are as follows (dollars in thousands):

	Three Months Ended March 31,
	2008	2009
Net revenues
Slot route operations	$64,619	$53,839
Casino operations:
Nevada	75,057	67,728
Other states	30,674	31,815
Other operations—non gaming	27,778	18,342
Total net revenues	$198,128	$171,724
Income (loss) from segment operations (excluding general and administrative expense)
Slot route operations	$4,677	$2,009
Casino operations:
Nevada	888	(2,259)
Other states	5,957	7,298
Total income from segment operations	11,522	7,048
Other	(1,355)	(10,069)
Total income (loss) from operations	$10,167	$(3,021)

Depreciation and amortization
Slot route operations	$4,661	$4,114
Casino operations:
Nevada	7,102	7,324
Other states	2,828	2,667
Other expenses	58	81
Total depreciation and amortization	$14,649	$14,186

Segment EBITDA (2)
Slot route operations	$9,338	$6,123
Casino operations:
Nevada	7,990	5,065
Other states	8,785	9,965
Other and corporate (1)	(1,049)	(9,950)
Depreciation and amortization	(14,649)	(14,186)
Interest expense, net of capitalized interest	(26,939)	(29,527)
Reorganization items	—	(336)
Net income (loss)	$(16,524)	$(32,846)

(1)          Represents non-gaming revenues, general and administrative expenses and interest income.

(2)          Slot route and Casino segment EBITDA are non-GAAP measures used by management to measure segment profits and losses and are disclosed as non-GAAP measures in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”.  Segment EBITDA consists of income from segment operations plus depreciation and amortization and is calculated before allocation of overhead.  Slot route and Casino segment EBITDA have certain limitations in that they do not take into account the impact of certain expenses.  The above table reconciles Segment EBITDA to net income (loss), the comparable GAAP measure.

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

The Company was party to an arbitration in 2008 in Las Vegas, Nevada involving the termination of an employee.  The former employee alleged he was terminated without cause and was therefore due amounts pursuant to his employment agreement.  On March 10, 2009, the arbitrator issued an interim award that awarded the former employee $1.3 million.  The award is currently under appeal; however, the Company fully recognized the award and approximately $0.2 million for attorneys fees in the 2008 fiscal year.

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

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from both sales and use tax.  On April 24, 2008, the Department filed a Petition for Rehearing (the “Petition”) on the decision.  On July 17, 2008, the Nevada Supreme Court denied the Department’s Petition.  Prior to this decision, we paid use tax on food purchased for subsequent use as complimentary and employee meals at our Nevada casino properties and are in the process of quantifying the amount of our potential refund, which we estimate to be approximately $1.8 million, excluding interest, from July 1, 2001 through January 1, 2008.  Based on the denial of the petition, as of January 1, 2008, the Company no longer accrues for these taxes but due to the uncertainty regarding the method for reimbursement to the Company of taxes paid to date, we will not record any gain from previous tax years until the tax refund is realized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a diversified gaming company that focuses on two business lines: slot route operations and casino operations.  Our route operations involve the exclusive installation and operation of approximately 6,400 slot machines as of March 31, 2009 in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants.  Our casino operations consist of sixteen casinos located in Nevada, Iowa and Missouri.  Other than the Sands located in Reno, Nevada our casinos are operated under the “Terrible’s” brand.

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

The Company and the Subsidiary Guarantors have entered into the Lockup Agreement, pursuant to which the parties thereto are contractually obligated to support the Restructuring.  As contemplated in the Lockup Agreement, on March 22, 2009, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court.  The Restructuring and the Proposed Plan are subject to various regulatory, court and third party approvals.  We cannot assure you that we will be successful in implementing the Restructuring in the form contemplated by the Lockup Agreement and the Proposed Plan or at all.  Please refer to our discussion under “Liquidity and Capital Resources—Cash Flows; Restructuring” for a more detailed discussion of the Chapter 11 Cases and the Restructuring.

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

Route Operations

	Three months ended March 31, 2008		Three months ended March 31, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$64,647	100.0%	$53,867	100.0%
Promotional allowances	(28)	0.0	(28)	0.0
Direct expenses	(55,281)	85.5	(47,716)	88.6
EBITDA	9,338	14.5	6,123	11.3
Depreciation and amortization	(4,661)	7.2	(4,114)	7.6
Income from slot route operations	$4,677	7.3%	$2,009	3.7%

Route operations accounted for 28% of total revenues during the three months ended March 31, 2009, compared to 30% of total revenues during the three months ended March 31, 2008.  Total revenues from route operations were $53.9 million for the three months ended March 31, 2009, a decrease of $10.7 million, or 17%, from $64.6 million for the three months ended March 31, 2008.  At March 31, 2009, we were operating approximately 6,400 slot machines, which is approximately 600 less than the 7,000 we operated at March 31, 2008.  The decrease in machines reflects the elimination of certain underperforming route locations as well as closures of some grocery and drug store chain clients.  These factors, coupled with general economic weakness in Nevada, contributed to the decline in route revenue in the first quarter of 2009.

Route operating costs were $47.7 million, or 89% of route revenues, for the three months ended March 31, 2009.  This compares to $55.3 million and 86% of route revenues for the same period in 2008.  The decrease in absolute amount of route operating expenses was primarily associated with lower revenues at our participation locations, which are based on operating contracts that provide for a decrease in revenue share costs in proportion to revenue decline.  Additional expense reductions resulted from the elimination of underperforming locations referenced above.

Primarily as a result of the issues discussed above, route EBITDA for the three months ended March 31, 2009 was $6.1 million, a decrease of $3.2 million, or 34%, from $9.3 million for the three months ended March 31, 2008.

Casino Operations

	Three months ended March 31, 2008		Three months ended March 31, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$120,996	100.0%	$117,073	100.0%
Promotional allowances	(15,265)	12.6	(17,530)	15.0
Direct expenses	(88,956)	73.5	(84,513)	72.2
EBITDA	16,775	13.9	15,030	12.8
Depreciation and amortization	(9,930)	8.2	(9,991)	8.5
Income from casino operations	$6,845	5.7%	5,039	4.3%

Casino operations accounted for 62% of total revenues for the three month period ended March 31, 2009 and 57% of total revenues for the three months ended March 31, 2008.  Total revenues derived from casino operations were $117.1 million for the three months ended March 31, 2009, a decrease of $3.9 million, or 3%, from $121.0 million for the three months ended March 31, 2008.  The decrease is due primarily to the general economic downturn.

Casino Operations — Nevada

	Three months ended March 31, 2008		Three months ended March 31, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$85,664	100.0%	$81,003	100.0%
Promotional allowances	(10,607)	12.4	(13,275)	16.4
Direct expenses	(67,067)	78.3	(62,663)	77.4
EBITDA	7,990	9.3	5,065	6.2
Depreciation and amortization	(7,102)	8.3	(7,324)	9.0
Income (loss) from casino operations	$888	1.0%	$(2,259)	2.8%

Revenues derived from Nevada casino operations were $81.0 million for the three months ended March 31, 2009, a decrease of $4.7 million, or 5%, from $85.7 million for the three months ended March 31, 2008.  The decrease is attributable primarily to the general economic downturn.  The revenue at our casinos located in Southern Nevada declined approximately 5.8%, or $3.9 million, to $63.5 million in first quarter of 2009 from $67.4 million during the first quarter of 2008.

After accounting for an increase of $2.5 million in promotional costs, net revenue for our Southern Nevada casinos was down $6.3 million for the quarter, or 10.8%.  The Northern Nevada casinos had a decline in revenues of $0.8 million or 4.3%, from $18.3 million during the first quarter of 2008 to $17.5 million in the first quarter of 2009.  In the aggregate, net revenues at our Nevada casino locations were down approximately $7.3 million or 9.8%, from the first quarter of 2008.

Promotional allowances for Nevada casinos increased from 12.4% for the three months ended March 31, 2008 to 16.4% for the three months ended March 31, 2009.  This percentage increase is the result of increased competition in the challenging economic environment, requiring more aggressive promotional campaigns to attract and maintain the revenue.

Nevada casino operating costs for the three months ended March 31, 2009 were $62.7 million, down $4.4 million, or 6.5%, from $67.1 million during the first quarter of 2008.  The decrease was due to reductions to variable costs of sales related to revenue decreases, lower staffing levels and reduced gaming taxes for the Nevada casinos.

Nevada casino EBITDA was $5.1 million for the three months ended March 31, 2009 compared to $8.0 million for the three months ended March 31, 2008.  This decrease was due to the general economic decline.

Casino Operations — Other states

	Three months ended March 31, 2008		Three months ended March 31, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$35,332	100.0%	$36,070	100.0%
Promotional allowances	(4,658)	13.2	(4,255)	11.8
Direct expenses	(21,889)	62.0	(21,850)	60.6
EBITDA	8,785	24.8	9,965	27.6
Depreciation and amortization	(2,828)	8.0	(2,667)	7.4
Income from casino operations	$5,957	16.8%	$7,298	20.2%

Casino operations in other states accounted for 19% of total revenues for the three months ended March 31, 2009 and 17% of total revenues for the three months ended March 31, 2008.  Total revenues derived from casino operations located in states other than Nevada were $36.1 million for the three months ended March 31, 2009,  an increase of $0.8 million, or 2%, from $35.3 million for the three months ended March 31, 2008.  The increase in revenue was primarily at our Missouri properties. Revenues at our Lakeside Iowa casino declined slightly due to continued competitive pressures in the Iowa market as well as general economic weakness in the region.

Promotional allowances for the three months ended March 31, 2009 were $4.3 million compared to $4.7 million for the three months ended March 31, 2008, a decrease of $0.4 million or 9%.  This was due primarily to the decrease in slot promotional expenses exclusively at the Lakeside Iowa casino due to decreased revenue at that location.

Other state casino operating costs were $21.9 million, or 61% of revenues, for the three months ended March 31, 2009, which was comparable to the $21.9 million, or 62% of revenues, for the three months ended March 31, 2008.

Due to the revenue increases and slightly lower promotional expense the other state casino EBITDA was $10.0 million for the three months ended March 31, 2009, an increase of $1.2 million, or 13.6%, from $8.8 million for the three months ended March 31, 2008.

Other Operations

Revenue from other operations consists of revenue from sources such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations, including sales (i) at our gas station and convenience store located in Osceola, Iowa, (ii) at Terrible’s Gold Ranch, our gas station in Verdi, Nevada, and (iii) at the three gas stations we acquired with the Primm Casinos.  Revenues from other operations were $$18.3 million for the three months ended March 31, 2009 compared to $27.8 million for the three months ended March 31, 2008, a decrease of $9.5 million, a result of the significant decrease in gasoline prices.

Costs associated with these revenues were $13.4 million for the three months ended March 31, 2009 and $22.6 million for the three months ended March 31, 2008, a decrease of $9.2 million associated with decreased gasoline prices.

Promotional Allowances

Promotional allowances were $17.6 million, or 9.3% of total revenues, for the three months ended March 31, 2009, an increase of $2.3 million, or 15%, from $15.3 million, or 7.2% of total revenues, for the three months ended March 31, 2008.  Increases in promotional allowances were most significantly the result of increased competitive pressures.

Costs of Revenues

	Three months ended March 31, 2008		Three months ended March 31, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Other operations	$(22,587)	10.6%	$(13,376)	7.1%
General and administrative	(5,192)	2.4%	(4,890)	2.6%
Depreciation and amortization	(14,649)	6.9%	(14,186)	7.5%
Restructuring costs	(1,296)	0.6%	(10,064)	5.5%

General and administrative (“G&A”) expenses were $4.9 million for the three months ended March 31, 2009, which is $0.3 million lower than the $5.2 million for the three months ended March 31, 2008.  The decrease was due to reduced payroll and related costs.  G&A expenses as a percentage of revenue were 2.6% for the first quarter of 2009 compared to 2.4% for the first quarter of 2008.

The Company incurred costs, primarily advisory and legal fees, associated with the Restructuring and the preparation to file Chapter 11 Cases prior to the petition date described in “Liquidity and Capital Resources—Cash Flows; Restructuring.”  These costs were $10.1 million for the quarter ended March 31, 2009, an increase of $8.8 million from $1.3 million for the quarter ended March 31, 2008.  The increase was associated with the negotiation of the Lockup Agreement and filing of the Chapter 11 Cases in the first quarter of 2009.

Depreciation and amortization expense was $14.2 million for the three months ended March 31, 2009, a decrease of $0.4 million, from $14.6 million for the three months ended March 31, 2008.

The costs represented in “other operations” consist of costs related to the gasoline service station and convenience store operations at Osceola, Iowa, the gas station and lottery at Verdi, Nevada, the gas stations at Primm, Nevada and lottery operations at Stateline, California. Costs of other operations decreased $9.2 million in the first quarter of 2009 primarily as a result of decreased gasoline prices.

(Loss)/Income from Operations

As a result of the factors discussed above, most notably the decline in revenue due to the general economic downturn, loss from operations was $3.0 million for the three months ended March 31, 2009, a decrease of $13.2 million from $10.2 million in income from operations for the three months ended March 31, 2008.

Other Expenses

Other expense was $29.5 million for the three months ended March 31, 2009, an increase of $2.8 million from $26.7 million for the three months ended March 31, 2008.  This increase was primarily a result of interest costs increasing from $26.9 million for the three months ended March 31, 2008 to $29.9 million for the three months ended March 31, 2009 due to higher average outstanding debt balances in the first quarter of 2009 as well as a higher average borrowing rate on floating rate debt.  The Company’s debt increased from $1.18 billion at March 31, 2008 to $1.24 billion at March 31, 2009.

Other expenses for the three months ended March 31, 2009 also include $336,000 of reorganization items incurred as a result of the Chapter 11 proceedings following the petition date.

Net Loss

Net loss for the three months ended March 31, 2009 was $32.8 million compared to a net loss of $16.5 million for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Restructuring

On March 22, 2009, the Debtors commenced their Chapter 11 Cases before the Bankruptcy Court under case numbers 09-50746-gwz through 09-50763-gwz.  The Chapter 11 Cases are being jointly administered.  The Debtors are continuing to operate their businesses and manage their properties as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  In general, we are authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

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

•                  Conversion of all allowed claims under the amended Credit Agreement into debt and equity of the reorganized companies, with the Lenders receiving 100% of the new equity of the reorganized casino business and retaining 10% of the new equity of the reorganized slot route business.

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

•                  Receipt by certain of the THI Parties from the Lenders of 90% of the new equity of Slot Co in exchange for the contribution of a new gaming device license agreement.

The Lockup Agreement requires that the disclosure statement with respect to the plan of reorganization contemplated by the Lockup Agreement be approved by the Bankruptcy Court by May 21, 2009, and that the plan of reorganization contemplated by the Lockup Agreement be confirmed by July 20, 2009.  If the approval or confirmation do not occur by those dates, the Lockup Agreement will automatically terminate, unless the Company and the other Debtors, the Required Consenting Lenders (Lenders party to the Lockup Agreement holding at least two-thirds in amount of claims held by all Lenders party to the Lockup Agreement) and the THI Parties waive the requirement within five business days of the applicable date.  The Company and the other Debtors have not yet filed with the Bankruptcy Court a plan of reorganization and an accompanying disclosure statement because the parties to the Lockup Agreement are still negotiating various terms and agreements.  The Company has been in discussions with the Required Consenting Lenders and the THI Parties regarding extending the dates by which the disclosure statement must be approved and the plan contemplated by the Lockup must be confirmed.  We cannot assure you that the Required Consenting Lenders or the THI Parties will agree to an extension of  those dates.

If the Debtors, the Requirement Consenting Lenders and the THI Parties do not, by May 28, 2009, waive the requirement that the disclosure statement be approved by May 21, 2009, the Lockup Agreement will terminate in accordance with its terms.

The Restructuring is subject to various regulatory, Bankruptcy Court and third party approvals.  We cannot assure you that we will be successful in implementing the Restructuring in the form contemplated by the Lockup Agreement or at all.

Due to the occurrence and continuation of events of default, the amounts outstanding under the amended Credit Agreement and the indentures pursuant to which the Subordinated Notes were issued are immediately due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against the Company under applicable bankruptcy law.  Based on the filing of the Chapter 11 Cases, the entire balance outstanding under the amended Credit Agreement and all of the amount outstanding under the indentures pursuant to which the Subordinated Notes were issued are included in liabilities subject to compromise at March 31, 2009.  The Company classifies liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.

The current outstanding balance under the amended Credit Agreement is $873.9 million.  Pursuant to the Lockup Agreement, (i) $135 million of these obligations will be allocated to Slot Co pursuant to a new first priority senior secured bank loan which will mature on the fifth anniversary of the Substantial Consummation Date; (ii) $40 million of these obligations will be allocated to Slot Co pursuant to a second lien secured bank facility which will mature on the fifth anniversary of the Substantial Consummation Date; (iii) $475 million of these obligations will be allocated to Reorganized Herbst Gaming pursuant to a new credit agreement comprising a first lien term loan in the amount of $350 million and a second lien term loan in the amount of $125 million on terms to be negotiated; and (iv) the remaining balance of these obligations will be exchanged for 100% of the new common equity of Reorganized Herbst Gaming, which will own 10% of the new common equity of Slot Co.

The Company made interest payments totaling $8.1 million to the Lenders on March 11, 2009, as provided in the Lockup Agreement.  Based on the filing of the Chapter 11 Cases, the Company will not make interest payments under the amended Credit Agreement; however, it will make certain adequate protection payments.  The Lockup Agreement provides for adequate protection payments to be made to the Lenders during the period commencing on the Petition Date and ending following the Effective Date in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured as of the last day of each fiscal quarter and to be paid on the thirtieth day thereafter) reduced by certain unpaid restructuring costs, as well as costs and expenses of the professionals retained by the administrative agent, pursuant to the Cash Collateral Stipulation.  Based on the Company’s cash and cash equivalents as of March 31, 2009, no adequate protection payment was made for the quarter ended March 31, 2009.  The Lockup Agreement further provides that the Proposed Plan will provide for adequate protection payments to be made to the Lenders during the period commencing on the Effective Date and ending on the Substantial Consummation Date in the amount of (i) payments that would be made under new loans to Slot Co as if those facilities were in effect as of the Effective Date, with certain exceptions described in the Lockup Agreement, plus (ii) the Debtors’ cash and cash equivalents in excess of a threshold to be determined (measured as of the end of every third full calendar month following the Effective Date and to be paid 30 days thereafter), provided that such amount of cash and cash equivalents shall only include that of Reorganized Herbst Gaming and not Slot Co after the Effective Date (or five days following gaming regulatory approval of the separation of the casino and slot route businesses, if later).

On the Petition Date, the Debtors filed a motion to approve the Cash Collateral Stipulation with the Bankruptcy Court.  Under the Cash Collateral Stipulation, the Debtors and the administrative agent for the Lenders agreed that the all disputes between the administrative agent and the Debtors regarding “cash collateral” and the use thereof as provided for by Section 363 of the Bankruptcy Code are reserved, and that Debtors may use their cash on hand and operating cash flow to fund their operations during the period commencing on the approval of the Cash Collateral Stipulation by the Bankruptcy Court and ending on the Effective Date in accordance with the 13 week budget attached to the Cash Collateral Stipulation, which budget will be updated at the end each 13 week period until the Effective Date, with certain exceptions described in the Cash Collateral Stipulation.  Based on the Cash Collateral Stipulation, we expect to fund our existing operations and capital needs during the Restructuring from operating cash flow and cash on hand, although that may be insufficient.  We expect to monitor carefully our capital expenditures and, if necessary, may delay incurring capital expenditures where possible in order to conserve cash.  We cannot assure you that our cash flow will be adequate to meet our anticipated working capital requirements and capital expenditures for existing operations.  If cash flow is insufficient, we would seek to obtain debtor in possession financing to support our working capital needs.  There will be a Bankruptcy Court hearing on May 18, 2009 at which the Debtors will seek authorization of the Cash Collateral Stipulation without the provision for payment of the administrative agent’s professional fees included in the Cash Collateral Stipulation filed on the Petition Date.

Operating Activities

For the three months ended March 31, 2009, operating activities provided $0.4 million in cash flows on $32.8 million in net loss compared to $6.4 million in cash flows on $16.5 in net loss for the three months ended March 31, 2008.  The decrease in cash flows resulted from the decline in operating results from both of our operating segments and  increased cash required related to restructuring expenses offset by a decrease in cash interest paid.

Investing Activities and Capital Expenditures

For the three months ended March 31, 2009, we used for investing activities net cash of $3.6 million primarily related to the capital expenditures of $3.6 million spent for the maintenance of our properties and for the construction of a spa facility at our Primm property.

Capital expenditures for the remainder of the year are anticipated to be approximately $25 million.  However, to the extent that our results of operations do not improve, we may elect to delay some of the capital expenditures in order to preserve short-term liquidity.

Financing Activities

There were no cash flows provided by or used in financing activities in the first three months of 2009.

The amended Credit Agreement provides for a $860.0 million senior credit facility.  This facility includes a revolving credit facility in the amount of $100.0 million and $746.8 million of term loans.  Due to the occurrence and continuation of events of default, the amount outstanding under the amended Credit Agreement is immediately due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against the Company under applicable bankruptcy law.  Our revolving credit facility was fully drawn at March 31, 2009, and the commitments of our lenders have been terminated under the amended Credit Agreement.  Interest accrues on borrowings under the amended Credit Agreement based on a floating rate.  This floating rate is based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread.  Our average floating rate on debt incurred under the amended Credit Agreement was 12.5% at March 31, 2009.  However, based on the filing of the Chapter 11 Cases, the Company will not make interest payments under the amended Credit Agreement, other than certain adequate protection payments pursuant to the Lockup Agreement, as described above.  Based on the Company’s cash and cash equivalents as of March 31, 2009, no adequate protection payment was made for the quarter ended March 31, 2009.

At March 31, 2009, our debt included approximately $159.5 million of our 8 1/8% Notes and $170.0 million of our 7% Notes.  After giving effect to indebtedness under our Subordinated Notes and borrowings under our amended Credit Agreement, as well as accrued interest, our total liabilities subject to compromise were approximately $1.2 billion as of March 31, 2009.  Please refer to “Liquidity and Capital Resources—Cash Flows; Restructuring” for a discussion of the Restructuring and treatment of our outstanding indebtedness in the Lockup Agreement.

Other significant uses of cash in the three months ended March 31, 2009 include our cash payments for interest which were $8.1 million for the three months ended March 31, 2009.  There were no distributions to stockholders in the first quarter of 2009.  The Company does not expect to make cash payments for stockholder distributions for the remainder of the 2009.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies can be found in our 2008 Form 10-K.  There have been no material changes to our critical accounting polices during the three months ended March 31, 2009.

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

Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change.  Actual results of our operations may vary materially from any forward-looking statement made by or on our behalf.  Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved.  Undue reliance should not be placed on any forward-looking statements.  Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, the following:

•                  We may not gain the approval of the Proposed Plan from the Bankruptcy Court or requisite regulatory authorities and third parties.  It is uncertain whether we will emerge from bankruptcy.  Even if successful, the Chapter 11 Cases may adversely affect our business, including our relationships with our customers and suppliers.  We may lose valuable contracts in the process of the bankruptcy.

•                  The current general economic downturn, and in particular the economic downturn in Southern Nevada and Southern California (two of our primary markets), has, and may continue to, adversely affect our business.

•                  Our business relies heavily on certain markets and a continued economic downturn in these markets could have a material adverse effect on our results.

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

•                  Certain of our executive officers and members of our board of directors own 100% of the Company, which could lead to conflicts of interest.

For additional contingencies and uncertainties, see “Item 1A. Risk Factors.”

ITEM 3.                                                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in the 2008 Form 10-K.

ITEM 4.                                                 CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, the Company’s management concluded that our disclosure controls and procedures are effective as of March 31, 2009.

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

The Company was party to an arbitration in 2008 in Las Vegas, Nevada involving the termination of an employee.  The former employee alleged he was terminated without cause and was therefore due amounts pursuant to his employment agreement.  On March 10, 2009, the arbitrator issued an interim award that awarded the former employee $1.3 million.  The award is currently under appeal; however, the Company fully recognized the award and approximately $0.2 million for attorneys fees in the 2008 fiscal year.

The Debtors have filed the Chapter 11 Cases in the United States Bankruptcy Court for the District of Nevada, Northern Division, under case numbers 09-50746-gwz through 09-50763-gwz.  The Chapter 11 Cases are being jointly administered.  The Debtors are continuing to operate their businesses and manage their properties as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  For convenience, XRoads Court Management Services has established a webpage for access to all pleadings filed in the Chapter 11 Cases.  The web address is http://www.xroadscms.net/zante.  Please refer to our discussion under “Liquidity and Capital Resources—Cash Flows; Restructuring” for a further discussion of the Chapter 11 Cases.

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

ITEM 1A.                                        RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2008 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this report and in the 2008 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We may experience a loss of market share.

The gaming industry is highly competitive.  Our slot-route operations are subject to substantial direct competition for our revenue-sharing and fixed space lease locations from one large route operator and numerous small operators, located principally in Las Vegas, Nevada.  With respect to our casino operations in Nevada, we compete for local gaming customers with other locals-oriented casino-hotels and other casinos located in the vicinity of these properties.  Our casino operations in the Midwest face competitors that include land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations and racing and pari-mutuel operations.  If our competitors operate more successfully, if existing route operations or properties are enhanced or expanded, or if additional competitors are established in and around the locations in which we conduct business, we may lose market share.  The expansion of route operations or casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a material adverse effect on our business, financial condition and results of operations.  In particular, the IRGC has recently received the results of two studies that it commissioned regarding the impact of expanding the state’s casino industry and is currently reviewing whether or not to accept applications for additional casino licenses.  If new applications are accepted and a new casino is established in the Des Moines, Iowa area, then there may be a significant negative impact on the business, financial condition and results of operations of Lakeside Iowa.

The success of our route operations is dependent on our ability to renew our contracts.

We conduct our route operations under contracts with third parties.  Both contracts with chain and street customers are renewable at the option of the owner of the respective chain store or street account.  These contracts with chain and street customers generally fall into one of two types of route contracts: space lease arrangements and revenue-sharing arrangements.  Under space lease arrangements, which we principally enter into with chain stores, we pay a fixed monthly fee for each location in which we place slot machines.  Under revenue-sharing arrangements, which we typically enter into with street accounts, we pay the location owner a percentage of the revenues generated by our slot machines located at that particular street account.  In order to enter into a revenue-sharing arrangement, the location owner must hold a gaming license.  As our route contracts expire, we are required to compete for renewals.  Although we have historically been able to renew our contracts, if we are unable to renew a material portion of our route contracts because our competitors offer more favorable terms or for any other reason, including the greater financial stability of our competitors, our business, financial condition and results of operations would be adversely affected.  Recently, the NGCB and NGC approved multi-location space lease agreements that provide for tiered rental payments based, in part, on combined property revenues from all the locations.  Space leases do not require the customer to apply for a gaming license.  As indicated above, our space leases typically provide for a fixed monthly fee for each location, unrelated to revenue.  Use of a tiered rental payment model would likely have a material adverse impact on the results of operations from our slot route business.

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

ITEM 4.                                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                                             OTHER INFORMATION

None.

ITEM 6.                                             EXHIBITS

                (a)           Exhibits.

In reviewing the agreements included as exhibits to this quarterly report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about the Company may be found elsewhere in this quarterly report and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov and the Company’s website at http://www.herbstgaming.com.

The following exhibits are filed as part of this Form 10-Q:

31.1*	Certification of Troy D. Herbst pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mary E. Higgins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Troy D. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2009	HERBST GAMING, INC.
(Registrant)

	By:	/s/ Mary E. Higgins
Mary E. Higgins
	Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1*	Certification of Troy D. Herbst pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mary E. Higgins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Troy D. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.