Form 10-Q
period 2009-06-30
HERBST GAMING INC
filed 2009-08-14
CIK 1160294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, no par value, 300 outstanding shares

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1           FINANCIAL STATEMENTS

HERBST GAMING, INC. AND SUBSIDIARIES

(Debtor and Debtor-in-Possession as of March 22, 2009)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2008	June 30, 2009
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$105,990	$119,031
Accounts receivable, net	4,470	4,040
Notes and loans receivable	436	494
Prepaid expenses	16,566	16,585
Inventory	4,219	4,499
Total current assets	131,681	144,649
Property and equipment, net	547,002	531,346
Lease acquisition costs, net	15,068	18,078
Due from related parties	1,450	1,413
Other assets, net	24,124	22,554
Intangibles, net	211,668	210,636
Goodwill	3,255	3,255

Total assets	$934,248	$931,931

Liabilities and stockholders’ deficiency
Liabilities not subject to compromise
Current liabilities
Current portion of long-term debt	$1,176,330	—
Accounts payable	14,179	13,660
Accrued interest	41,672	—
Accrued expenses	28,086	25,588

Total current liabilities not subject to compromise	1,260,267	39,248
Long-term debt, less current portion	—	—
Other liabilities	2,136	2,393
Total liabilities not subject to compromise	1,262,403	41,641

Liabilities subject to compromise (Note 5)		1,246,822

Commitments and contingencies (Note 7)

Stockholders’ deficiency
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
Accumulated deficit	(332,154)	(360,531)

Total stockholders’ deficiency	(328,155)	(356,532)

Total liabilities and stockholders’ deficiency	$934,248	$931,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

(Debtor and Debtor-in-Possession as of March 22, 2009)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
			(in thousands)
Revenues
Route operations	$63,947	$52,215	$128,594	$106,082
Casino operations	120,204	115,847	241,200	232,920
Other operations	35,727	21,916	63,505	40,258
Total revenues	219,878	189,978	433,299	379,260
Promotional allowances	(15,349)	(17,301)	(30,642)	(34,859)

Net revenues	204,529	172,677	402,657	344,401

Costs of revenues
Route operations	54,587	46,274	109,868	93,990
Casino operations	88,525	82,682	177,481	167,195
Other operations	30,027	17,308	52,614	30,684
General and administrative	5,121	5,103	10,313	9,993
Depreciation and amortization	14,214	14,123	28,863	28,309
Restructuring costs	10,525	(250)	11,821	9,814
Loss on impairment of assets	34,298	0	34,298	0
Total costs and expenses	237,297	165,240	425,258	339,985
Income (loss) from operations	(32,768)	7,437	(22,601)	4,416

Other income (expense)
Interest income	297	34	545	72
Interest expense, (contractual interest for the periods were $29,858, $33,567, $56,797 and $66,785, respectively)	(29,858)	(1)	(56,797)	(29,528)
Reorganization items (Note 4)	—	(3,001)	—	(3,337)
Total other expense	(29,561)	(2,968)	(56,252)	(32,793)
Net income (loss)	$(62,329)	$4,469	$(78,853)	$(28,377)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

(Debtor and Debtor-in-Possession as of March 22, 2009)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2008	2009
	(in thousands)
Cash flows from operating activities
Net loss	$(78,853)	$(28,377)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	28,863	28,309
Amortization of debt issuance costs	2,033	900
Debt discount amortization	71	32
Loss (gain) on sale of property and equipment	(160)	31
Loss on impairment of assets	34,298	—
Decrease (increase) in operating assets and liabilities
Accounts receivable	4	469
Prepaid expenses	1,051	(19)
Inventory	(168)	(280)
Due from related parties	484	21
Other assets	(76)	(639)
Increase (decrease) in
Accounts payable	(2,049)	1,696
Accrued interest	13,909	20,493
Accrued expenses	(68)	1,682
Due to related parties	75	—
Other liabilities	75	238
Reorganization items included in accounts payable		1,767
Net cash provided by (used in) operating activities	(511)	26,323
Cash flows from investing activities
Additions to notes receivable	(369)	(539)
Collection on notes receivable	553	524
Proceeds from sale of property and equipment	394	182
Purchases of property and equipment	(8,579)	(8,274)
Lease acquisition costs	(83)	(5,175)
Net cash used in investing activities	(8,084)	(13,282)
Cash flows from financing activities
Proceeds from long-term debt	35,859	—
Payments of long-term debt	(3,832)	—
Loan origination fees	(165)	—
Net cash provided by financing activities	31,862	—
Net increase in cash and cash equivalents	23,267	13,041
Cash and cash equivalents
Beginning of period	94,282	105,990
End of period	$117,549	$119,031
Supplemental cash flow information
Cash paid for interest	$40,783	$8,102
Cash payments for reorganization expenses	—	1,570
Supplemental schedule of non-cash investing and financing activities

Purchase of property and equipment included in accounts payable	$438	$471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

(Debtor and Debtor-in-Possession as of March 22, 2009)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             CHAPTER 11 REORGANIZATION AND GOING CONCERN

On March 22, 2009 (the “Petition Date”), Herbst Gaming, Inc. (“Herbst” or the “Company”) and certain of its subsidiaries (the “Subsidiary Guarantors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code, 11 U.S.C. §§ 101-1532 (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”) under case numbers 09-50746-gwz through 09-50763-gwz.  The Chapter 11 Cases are being jointly administered.  The Company and the Subsidiary Guarantors (collectively, the “Debtors”) are continuing to operate their businesses and manage their properties as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  In general, we are authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

The Debtors and lenders holding, in the aggregate, approximately 61% of all of the outstanding claims under our $860.0 million senior credit facility (the “amended Credit Agreement”) are parties to an amended and restated lockup agreement (the “Lockup Agreement”).  Pursuant to the Lockup Agreement, the parties thereto are contractually obligated to support the following restructuring of the Company and the Subsidiary Guarantors (the “Restructuring”) pursuant to a joint plan of reorganization under Chapter 11 of the Bankruptcy Code:

•                  Conversion of all allowed claims under the amended Credit Agreement into debt and equity of the Debtors, through ownership of a new holding company (“Reorganized Herbst Gaming”).

•                  Termination of all outstanding obligations under our 81/8% senior subordinated notes due 2012 (the “81/8% Notes”) and our 7% senior subordinated notes due 2014 (the “7% Notes” and, collectively with the 8 1/8 % Notes, the “Subordinated Notes”).

•                  Payment in full of all allowed general unsecured claims.

•                  Cancellation of 100% of the existing equity in the Company.

The Restructuring is subject to various regulatory, Bankruptcy Court and third party approvals.  We cannot assure you that we will be successful in implementing the Restructuring in the form contemplated by the Lockup Agreement or at all.

The Debtors filed a First Amended Joint Plan of Reorganization (the “Plan”) with the Bankruptcy Court on July 22, 2009.  The Second Amended Disclosure Statement to Accompany Debtors’ Joint Plan of Reorganization (the “Disclosure Statement”) was filed on August 7, 2009.  On August 10, 2009, the Bankruptcy Court entered an order approving the Disclosure Statement and setting the confirmation hearing for the Plan for October 28 and 29, 2009.  The Company mailed the Disclosure Statement, the Plan and ballots to approve or disapprove the Plan on August 12, 2009, as required by the Bankruptcy rules and orders of the Court.  The deadline for submitting ballots has been established as September 15, 2009.

The Debtors are currently operating pursuant to Chapter 11 of the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability to (i) obtain confirmation of a plan of reorganization under the Bankruptcy Code; (ii) return to profitability; (iii) generate sufficient cash flow from operations; and (iv) obtain financing sources to meet our future obligations.  These matters create uncertainty relating to our ability to continue as a going concern.  The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.  In addition, the Restructuring could materially change amounts reported in our consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that may be necessary as a consequence of reorganization under Chapter 11 of the Bankruptcy Code.

2.             DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Principles of Consolidation—The accompanying condensed consolidated financial statements of the Company include the accounts of Herbst and its subsidiaries: E-T-T, Inc. and subsidiaries (“ETT”), Market Gaming, Inc. (“MGI”), E-T-T Enterprises L.L.C. (“E-T-T Enterprises”), Flamingo Paradise Gaming, LLC (“FPG”), HGI-Lakeside (“HGI-L”), HGI-St. Jo (“HGI-SJ”), HGI-Mark Twain (“HGI-MT”), The Sands Regent and subsidiaries (“The Sands Regent”) and the Primadonna Company, LLC (“Primadonna”).  The financial statements of ETT are consolidated and include the following wholly-owned subsidiaries: Cardivan Company, Corral Coin, Inc. and Corral Country Coin, Inc.  The financial statements of The Sands Regent are consolidated and include the following direct and indirect wholly-owned subsidiaries: Zante, Inc., Last Chance, Inc., California Prospectors, Ltd. (which is a wholly owned subsidiary of Last Chance, Inc.), Plantation Investments, Inc. and Dayton Gaming, Inc.

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

•                  HGI-SJ owns and operates Terrible’s St. Jo Frontier Casino (“St. Jo”) in St. Joseph, Missouri, which was acquired in February 2005.

•                  HGI-MT owns and operates Terrible’s Mark Twain Casino in La Grange, Missouri, which was acquired in February 2005.

•                  The Sands Regent and its direct and indirect wholly-owned subsidiaries own and operate Terrible’s Rail City Casino in Sparks, Nevada, the Sands Regency Casino Hotel in Reno, Nevada, the Terrible’s Gold Ranch Casino and RV Resort in Verdi, Nevada and Terrible’s Dayton Casino in Dayton, Nevada (collectively, the “Sands Casinos”).

•                  Primadonna owns and operates Whiskey Pete’s Hotel and Casino (“Whiskey Pete’s”), Buffalo Bill’s Hotel and Casino (“Buffalo Bill’s”), Primm Valley Resort and Casino (“Primm Valley,” and together with Whiskey Pete’s and Buffalo Bill’s, together the “Primm Casinos”), a California lottery station located on the Nevada/California border, three gasoline stations and the Primm Travel Center, all of which are located in Primm, Nevada.

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

Basis of Presentation—The condensed consolidated financial statements of Herbst Gaming, Inc. as of June 30, 2009, and for the six months ended June 30, 2009 and 2008 are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of the financial results for the interim periods.  Our results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009.  These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), the Company has applied American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 90-7, “ Financial Reporting of Entities in Reorganization under the Bankruptcy Code “ (“SOP 90-7”), in preparing the consolidated financial statements.  SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain expenses (including professional fees), are recorded in reorganization items in the accompanying consolidated statement of operations.  In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified in the consolidated balance sheet at June 30, 2009 as liabilities subject to compromise.  These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts (see Note 5).

The Company has evaluated subsequent events through August 14, 2009, the filing date of this Form 10-Q.

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

Accounts Receivable—Receivables consist primarily of amounts due from customers as a result of normal business operations.  The Company periodically performs credit evaluations of its customers.  The Company reviews accounts receivable balances in order to determine an allowance for potential credit losses based on our collections experience and the age of the receivables.  At December 31, 2008 and June 30, 2009, the allowance for potential credit losses was $840,000 and $644,000, respectively.

Goodwill—The Company has approximately $3,255,000 in goodwill as of June 30, 2009.  We evaluate our goodwill and indefinite-lived intangible assets in accordance with the applications of SFAS No. 142,  Goodwill and Other Intangible Assets.  Goodwill and indefinite-lived intangible assets are not subject to amortization, but they are subject to an annual impairment test in the fourth quarter of each year and between annual test dates in certain circumstances.

Fair Value of Financial Instruments

On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 does not determine or affect the circumstances under which fair value measurements are used, but defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

• Level 1:	Quoted prices for identical instruments in active markets.

• Level 2:

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

• Level 3:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  For some products or in certain market conditions, observable inputs may not be available.

See Note 3, Long-Term Debt, for further discussions of the valuations of certain of our financial instruments.  In addition, see below for a discussion of FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.

Restructuring Costs—Restructuring costs are comprised of expenses related to the evaluation of financial and strategic alternatives and include special legal and other advisor fees associated with the Company’s  prepetition reorganization efforts, including preparation for the bankruptcy filing, as well as costs and expenses of legal and other advisors to be paid by the Company during the Chapter 11 Cases as authorized by the Bankruptcy Court. The three months ended March 31, 2009 reflect a reimbursement of overbilled professional fees totaling $250,000.

Recently Issued Accounting Standards

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM  and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will begin to use the new Codification when referring to GAAP in our Quarterly Report on Form 10-Q for the period ending September 30, 2009. This will not have an impact on our consolidated financial statements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS” 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  This SFAS requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments  (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends FASB Statement of Financial Accounting Standards (“SFAS”) No. 107,  Disclosures about Fair Value of Financial Instruments  (“SFAS 107”), to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends Accounting Principles Board Opinion No. 28,  Interim Financial Reporting , to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The fair values of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and other current liabilities, approximate their recorded carrying amounts because of their short-term nature.  See the above section entitled Fair Value of Financial Instruments for a discussion of SFAS 157 and the fair values of our liabilities. The adoption of FSP FAS 107-1 and APB 28-1 did not have an impact on our consolidated financial statements.

In April 2009, the FASB issued Staff Position (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on how to identify circumstances that indicate that a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The adoption of FSP FAS 157-4 did not have a material impact on our consolidated financial statements.

3.             LONG-TERM DEBT

The Company is in default under the amended Credit Agreement and the indentures pursuant to which the Subordinated Notes were issued.  The Debtors have entered into the Lockup Agreement and have filed the Chapter 11 Cases and the Plan with the Bankruptcy Court. On August 10, 2009, the Bankruptcy Court entered an order approving the Disclosure Statement and setting the confirmation hearing for the plan for October 28 and 29, 2009.  The Restructuring is subject to various regulatory, Bankruptcy Court and third party approvals.  We cannot assure you that we will be successful in implementing the Restructuring in the form contemplated by the Lockup Agreement and Plan or at all.

Due to the occurrence and continuation of events of default, the amounts outstanding under the amended Credit Agreement and the indentures pursuant to which the Subordinated Notes were issued are immediately due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against the Company under applicable bankruptcy law.  Based on the filing of the Chapter 11 Cases, the entire balance outstanding under the amended Credit Agreement and all of the amounts outstanding under the indentures pursuant to which the Subordinated Notes were issued are included in liabilities subject to compromise at June 30, 2009.  The Company classifies liabilities subject to compromise as a long-term liability.  We cannot assure you that we will be successful in implementing the Restructuring in the form contemplated by the Plan or at all.

The current outstanding balance under the amended Credit Agreement was $875.9 million on June 30, 2009.  The amended Credit Agreement includes a revolving credit facility in the amount of $100 million and $760 million of term loans that mature on December 2, 2011 if we have not refinanced our 8 1/8 % Notes, and otherwise on January 3, 2014.  As described above, these amounts are immediately due and payable, subject to an automatic stay related to the Chapter 11 Cases.  Our revolving credit facility was fully drawn at June 30, 2009, and the commitments of the lenders under the amended Credit Agreement (the “Lenders”) have been terminated.  The Plan provides, in part, that the Lenders will receive 100% of the equity of Reorganized Herbst Gaming in addition to a $350 million new senior secured bank loan issued by Reorganized Herbst Gaming.

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.  Based on the borrowing rates currently available to the

Company for debt with similar terms and average maturities, the estimated fair value of current debt outstanding is approximately $362.7 million as of June 30, 2009.

Interest accrued on borrowings under the amended Credit Agreement based on a floating rate until the Petition Date.  This floating rate is based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread.  Our average floating rate on debt incurred under the amended Credit Agreement was 12.5% at June 30, 2009.  However, based on the filing of the Chapter 11 Cases, the Company will not make payments under the amended Credit Agreement, other than certain adequate protection payments, as provided in the Final Order Approving the Amended and Restated Stipulation Authorizing Use of Cash Collateral by Debtors and Granting Adequate Protection, which was entered by the Bankruptcy Court on May 21, 2009, (the “Cash Collateral Order”).

The Cash Collateral Order provides for adequate protection payments to be made to the Lenders during the period commencing on the Petition Date and ending following the confirmation of the Plan by the Bankruptcy Court (the “Effective Date”) in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured as of the last day of each fiscal quarter and to be paid on the 30th day thereafter) reduced by certain unpaid restructuring costs, as well as costs and expenses of the professionals retained by the administrative agent.  According to the calculation performed as of June 30, 2009, a payment of $17.98 million was made on July 30, 2009.  The Plan further provides for adequate protection payments to be made to the Lenders during the period commencing on the Effective Date and ending on the “Substantial Consummation Date” (as defined in the Plan) in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured as of the end of every third full calendar month following the Effective Date and to be paid 30 days thereafter).

Pursuant to the Plan and the Lockup Agreement, all outstanding obligations under the Subordinated Notes will be terminated.

Subject to the automatic stay associated with the Chapter 11 Cases, “liabilities subject to compromise,” are expected to mature as follows (dollars in thousands):

June 30, 2009
2010	$1,246,822
2011	—
2012	—
2013	—
2014	—
Thereafter	—
Total	$1,246,822

The following table provides the fair value measurement information about our long-term debt at June 30, 2009.  For additional information regarding SFAS 157 and the fair value hierarchy, see Note 2, Summary of Significant Accounting Policies.

	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	$846,821	$359,405	Level 2
8.125% Senior Subordinated Notes Due 2012	159,540	1,600	Level 1
7.00% Senior Subordinated Notes Due 2014	170,000	1,700	Level 1

Total long-term debt	$1,176,361	$362,705

The estimated fair value of our bank credit facility is based on its bid price on or about June 30, 2009.  The estimated fair values of our senior subordinated notes are based on quoted market prices as of June 30, 2009.

4.             REORGANIZATION ITEMS

Reorganization items represent expenses incurred as a result of the Chapter 11 proceedings and are presented separately in the unaudited Condensed Consolidated Statements of Operations.

	For the Three Months Ended June 30,2009	For the Six Months Ended June 30,2009
	(in thousands)	(in thousands)
Professional Fees	$2,958	$3,294
Trustee Fees	43	43
Total	$3,001	$3,337

Professional fees include financial advisory, legal, real estate and valuation services directly attributed to the reorganization process and are subject to bankruptcy court approval.

5.             LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise refer to both secured and unsecured obligations that will be accounted for under a plan of reorganization.  Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed.  SOP 90-7 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  Liabilities subject to compromise also include certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.  The Company has included the amounts due under the amended Credit Agreement and indentures pursuant to which the Subordinated Notes were issued as liabilities subject to compromise.  We cannot assure you that we will be successful in implementing the Restructuring in the form contemplated by the Plan or at all.  In April 2009, the Bankruptcy Court granted final approval of many of the Debtors’ “first day” motions authorizing, among other things, the payment of pre-petition employee obligations, trade debt, and regulated gaming obligations, and cash management, utilities, case management and retention of professionals.  Obligations associated with these matters are not classified as liabilities subject to compromise.

As of June 30, 2009
(in thousands)
Secured Debt	$846,821
Accrued Interest on Secured Debt	29,103
Subordinated Notes	329,540
Accrued Interest on Subordinated Notes	33,062
Accounts payable	4,116
Accrued expenses	4,180
Total liabilities subject to compromise	$1,246,822

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

Net revenues, income from operations, depreciation and amortization and EBITDA (as defined in footnote 1 below) for these segments are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net revenues
Slot route operations	$63,930	$52,198	$128,549	$106,037
Casino operations:
Nevada	75,602	67,378	150,659	135,106
Other states	29,270	31,185	59,944	63,000
Other operations—non gaming	35,727	21,916	63,505	40,258
Total net revenues	$204,529	$172,677	$402,657	$344,401
Income (loss) from segment operations

Slot route operations	$4,807	$1,838	$9,484	$3,847
Casino operations:
Nevada	(29,187)	(1,085)	(28,286)	(3,344)
Other states	1,625	7,009	7,582	14,307
Total income (loss) from segment operations	(22,742)	7,762	(11,220)	14,810
Other	5,620	4,528	10,753	9,413
General and administrative	(5,121)	(5,103)	(10,313)	(9,993)
Restructuring costs	(10,525)	250	(11,821)	(9,814)
Total income (loss) from operations	(36,342)	7,437	(22,601)	4,416

Depreciation and amortization
Slot route operations	$4,536	$4,086	$9,197	$8,200
Casino operations:
Nevada	6,775	7,338	13,877	14,662
Other states	2,2823	2,619	5,651	5,286
Other expenses	80	80	138	161
Total depreciation and amortization	$14,214	$14,123	$28,863	$28,309

Segment EBITDA (1)
Slot route operations	$9,343	$5,924	$18,681	$12,047
Casino operations:
Nevada	8,299	6,253	16,289	11,318
Other states	8,048	9,628	16,833	19,593
Other and corporate (2)	(9,649)	(211)	(10,698)	(10,161)
Depreciation and amortization	(14,214)	(14,123)	(28,863)	(28,309)
Interest expense, net of capitalized interest	(29,858)	(1)	(56,797)	(29,528)
Loss on impairment of assets	(34,298)		(34,298)
Reorganization items	—	(3,001)	—	(3,337)
Net income (loss)	$(62,329)	4,469	$(78,853)	$(28,377)

(1)          Slot route and Casino segment EBITDA, a non-GAAP measure used by management to measure segment profits and losses, are disclosed as non-GAAP measures in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”  Segment EBITDA consists of income from segment operations plus depreciation and amortization and is calculated before allocation of overhead.  Slot route and Casino EBITDA have certain limitations in that they do not take into account the impact of certain expenses.  The above table reconciles Segment EBITDA to net income (loss), the comparable GAAP measure.

(2)          Represents non-gaming revenues, general and administrative expenses and interest income.

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

The Debtors are currently operating pursuant to Chapter 11 of the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability to (i) obtain confirmation of a plan of reorganization under the Bankruptcy Code; (ii) return to profitability; (iii) generate sufficient cash flow from operations; and (iv) obtain financing sources to meet our future obligations.  The Restructuring is subject to various regulatory, Bankruptcy Court and third party approvals.  We cannot assure you that we will be successful in implementing the Restructuring in the form contemplated by the Lockup Agreement or at all.

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

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a diversified gaming company that focuses on two business lines: slot route operations and casino operations.  Our route operations involve the exclusive installation and operation of approximately 6,400 slot machines as of June 30, 2009 in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants.  Our casino operations consist of sixteen casinos located in Nevada, Iowa and Missouri.  Other than the Sands located in Reno, Nevada our casinos are operated under the “Terrible’s” brand.

We generally enter into two types of route contracts.  With chain store customers, such as Albertsons, Vons, Safeway, SavOn, Smith’s, Terrible Herbst and Rite Aid, we pay a fixed monthly fee for each location in which we place slot machines.  With our street accounts, such as bars, restaurants and non-chain convenience stores, we share in the revenues on a percentage basis with the location owner.  Revenues from street accounts are recorded gross of amounts shared.

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

The Debtors have entered into the Lockup Agreement, pursuant to which the parties thereto are contractually obligated to support the Restructuring.  The Restructuring and the Plan are subject to various regulatory, court and third party approvals.  We cannot assure you that we will be successful in implementing the Restructuring in the form contemplated by the Lockup Agreement and the Plan or at all.  Please refer to our discussion under “Liquidity and Capital Resources—Cash Flows; Restructuring” for a more detailed discussion of the Chapter 11 Cases and the Restructuring.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

Route Operations

	Three months ended June 30, 2008		Three months ended June 30, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$63,947	100%	$52,215	100%
Promotional allowances	(17)	0.0	(17)	0.0
Direct expenses	(54,587)	85.4	(46,274)	88.6
EBITDA	9,343	14.6	5,924	11.4
Depreciation and amortization	(4,536)	7.1	(4,086)	7.8
Income from slot route operations	$4,807	7.5%	$1,838	3.6%

Route operations accounted for 27% of total revenues during the three months ended June 30, 2009, compared to 29% of total revenues during the three months ended June 30, 2008.  Total revenues from route operations were $52.2 million for the three months ended June 30, 2009, a decrease of $11.7 million, or 18%, from $63.9 million for the three months ended June 30, 2008.  At June 30, 2009, we were operating approximately 6,400 slot machines, which is 500 less than the approximately 6,900 we operated at June 30, 2008.  The decrease in machines reflects the closures of some grocery and drug store chain clients and the elimination of certain underperforming route locations.  These factors, coupled with general economic weakness in Nevada, contributed to the decline in route revenue in the second quarter of 2009.

Route operating costs were $46.3 million, or 89% of route revenues, for the three months ended June 30, 2009.  This compares to $54.6 million, or 85% of route revenues, for the same period in 2008. The decline in operating expenses was $8.3 million, or 15%.  The increase in the expenses as a percentage of route revenues is due to the fixed nature of many of the route costs.  The decrease in the absolute amount of route operating expenses was primarily associated with the store closures discussed above and their respective space lease payments, as well as lower revenues at our participation locations, which are based on operating contracts that provide for a decrease in revenue share costs in proportion to revenue decline.

Primarily as a result of the issues discussed above, route EBITDA for the three months ended June 30, 2009 was $5.9 million, a decrease of $3.4 million, or 37%, from $9.3 million for the three months ended June 30, 2008.

Casino Operations

	Three months ended June 30, 2008		Three months ended June 30, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$120,204	100.0%	$115,847	100.0%
Promotional allowances	(15,332)	12.8	(17,284)	14.9
Direct expenses	(88,525)	73.6	(82,682)	71.4
EBITDA	16,347	13.6	15,881	13.7
Depreciation and amortization	(9,598)	8.0	(9,957)	8.6
Impairment of assets	(34,298)	(28.5)	0	0.0
Income (loss) from casino operations	$(27,549)	(22.9)%	5,924	5.1%

Casino operations accounted for 61% of total revenues for the three-month period ended June 30, 2009 and 55% of total revenues for the three months ended June 30, 2008.  Total revenues derived from casino operations were $115.8 million for the three months ended June 30, 2009, a decrease of $4.4 million, or 4%, from $120.2 million for the three months ended June 30, 2008.  The decrease is primarily attributable to the impact on the Nevada casino properties of the general economic downturn.

Casino Operations — Nevada

	Three months ended June 30, 2008		Three months ended June 30, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$86,348	100.0%	$80,327	100.0%
Promotional allowances	(10,744)	12.4	(12,949)	16.1
Direct expenses	(67,303)	77.9	(61,125)	76.1
EBITDA	8,299	9.7	6,253	7.8
Depreciation and amortization	(6,775)	7.8	(7,338)	9.1
Impairment of assets	(30,698)	(35.6)	0	0.0
Income from casino operations	$(29,174)	(33.5)%	$(1,085)	(1.3)%

Revenues derived from Nevada casino operations were $80.3 million for the three months ended June 30, 2009, a decrease of $6.0 million, or 7%, from $86.3 million for the three months ended June 30, 2008.  The decrease is attributable primarily to reduced customer volume and spending associated with the general economic downturn.  The revenue at our casinos located in Southern Nevada declined approximately 14%, or $3.1 million, to $19.8 million in the second quarter of 2009 from $22.9 million during the second quarter of 2008.

After accounting for an increase of $2.2 million in promotional costs, net revenue for our Primm Casinos was down $5.8 million for the quarter, or 15%.  The other Southern Nevada casinos had a decline in net revenues of $2.9 million or 15%, from $19.9 million during the second quarter of 2008 to $17.0 million in the second quarter of 2009.  Net revenues at the Northern Nevada casinos increased approximately $0.4 million, or 2.6%, from the second quarter of 2008 due to the return of bowling.  In the aggregate, net revenues at our Nevada casino locations were down approximately $8.2 million or 11%, from the second quarter of 2008.

Promotional allowances for Nevada casinos increased from $10.7 million for the three months ended June 30, 2008 to $12.9 million for the three months ended June 30, 2009.  This percentage increase is the result of increased competition in the challenging economic environment, requiring more aggressive promotional campaigns to attract and maintain the revenue.

Nevada casino operating costs for the three months ended June 30, 2009 were $61.1 million, down $6.2 million, or 9%, from $67.3 million during the second quarter of 2008.  The decrease was due to reductions to variable costs of sales related to revenue decreases and lower staffing levels partially offset by vacation and sick accrual adjustments that were non-cash adjustments and totaled $0.4 million in the quarter. This adjustment was a result of the standardization of our benefits policy throughout the state.  We expect the cash costs of our benefit plans to be reduced as a result of this standardization.  The decrease in costs was also offset by $0.4 million in two specific self-insured workers’ compensation claims in the Northern Nevada casinos and a theft resulting in a loss of $0.6 million in our lottery store operations.

Nevada casino EBITDA was $6.3 million for the three months ended June 30, 2009 compared to $8.3 million (excluding impairment charges for the Primm Casinos of $30.7 million in the second quarter of 2008) for the three months ended June 30, 2008.

The Southern Nevada properties had EBITDA of $2.8 million for the six months ended June 30, 2009, down $ 1.4 million from the same period in 2008.  The Northern Nevada properties had EBITDA of $2.8 million, and approximately the same EBITDA during the six months ended June 30, 2008.  The Primm Casinos had EBITDA of $0.3 million, down $0.6 million from the six months ended June 30, 2008.

Casino Operations — Other states

	Three months ended June 30, 2008		Three months ended June 30, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$33,858	100.0%	$35,520	100.0%
Promotional allowances	(4,588)	13.6	(4,335)	12.2
Direct expenses	(21,222)	62.7	(21,557)	60.7
EBITDA	8,048	23.7	9,628	27.1
Depreciation and amortization	(2,823)	8.3	(2,619)	7.4
Impairment of assets	(3,600)	(10.6)	—	—
Income from casino operations	$1,625	4.8%	$7,009	19.7%

Casino operations in other states accounted for 19% of total revenues for the three months ended June 30, 2009 and 15% of total revenues for the three months ended June 30, 2008.  Total revenues derived from casino operations located in states other than Nevada were $35.5 million for the three months ended June 30, 2009, an increase of $1.6 million, or 5%, from $33.9 million for the three months ended June 30, 2008.  The revenue increase occurred at both of our Missouri properties.  The revenue increases at our Missouri properties were predominantly a result of lower revenues in the second quarter of 2008 due to the impact of floods in the Midwest during that time.  In June 2008, the Lagrange facility was closed for two weeks and the St. Jo facility experienced a decrease in business related to the floods. The Company received a payment under its business recovery insurance policy related to these floods in the third quarter of 2008. Revenues at our Lakeside Iowa casino declined slightly due to continued competitive pressures in the Iowa market as well as general economic weakness in the region.

Promotional allowances for the three months ended June 30, 2009 were $4.3 million compared to $4.6 million for the three months ended June 30, 2008, a decrease of $0.3 million, or 6%.  This was due primarily to the decrease in slot club expenses at the

Lakeside Iowa and St Joseph Missouri casinos.

Other state casino operating costs were $21.6 million, or 61% of revenues, for the three months ended June 30, 2009 compared to $21.2 million, or 63% of revenues, for the three months ended June 30, 2008.  Expenses as a percentage of revenue were lower as a result of reduced volume-related expenses such as cost of sales, as well as with a decrease in payroll and related expenses that resulted from lower staffing levels implemented in response to reduced business volume primarily at the Lakeside Iowa casino.

Due to the revenue increases, the slightly lower promotional expenses and reduced payroll and related expenses, the other state casino EBITDA was $9.6 million for the three months ended June 30, 2009, an increase of $1.6 million, or 20%, from $8.0 million for the three months ended June 30, 2008.

Other Operations

Revenue from other operations consists of revenue from sources such as ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations, including sales (i) at our gas station and convenience store located in Osceola, Iowa, (ii) at Terrible’s Gold Ranch, our gas station in Verdi, Nevada, and (iii) at the three gas stations we acquired with the Primm Casinos.  Revenues from other operations were $21.9 million for the three months ended June 30, 2009 compared to $35.7 million for the three months ended June 30, 2008, a decrease of $13.8 million primarily as a result of the significant decrease in gasoline prices.

Costs associated with these revenues were $17.3 million for the three months ended June 30, 2009 and $30.0 million for the three months ended June 30, 2008, a decrease of $12.7 million associated with decreased gasoline prices.

Promotional Allowances

Promotional allowances were $17.3 million, or 9% of total revenues, for the three months ended June 30, 2009, an increase of $2.0 million, or 13%, from $15.3 million, or 7% of total revenues, for the three months ended June 30, 2008.  Increases in promotional allowances were most significantly the result of increased competitive pressures.

Costs of Revenues

	Three months ended June 30, 2008		Three months ended June 30, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Other operations	$30,027	13.6%	$17,308	9.1%
General and administrative	5,121	2.3%	5,103	2.7%
Depreciation and amortization	14,214	6.5%	14,123	7.4%
Restructuring costs	10,525	4.8%	(250)	(0.1)%

General and administrative (“G&A”) expenses were $5.1 million for the three months ended June 30, 2009 as well as the three months ended June 30, 2008.

The Company incurred costs, primarily advisory and legal fees, associated with the Restructuring and the Chapter 11 Cases.  These costs were primarily incurred in prior periods associated with the negotiation of amendments to the Lockup Agreement and the Chapter 11 Cases in the second quarter of 2009.  The Company received a reimbursement of overbilled professional fees in the quarter resulting in a credit balance of $250,000.

Depreciation and amortization expense was $14.1 million for the three months ended June 30, 2009, consistent with $14.2 million for the three months ended June 30, 2008.

Income/Loss from Operations

As a result of the factors discussed above, income from operations was $7.4 million for the three months ended June 30, 2009, an increase of $40.2 million from a $32.8 million loss from operations for the three months ended June 30, 2008.

Other Expenses

Other expense was $3.0 million for the three months ended June 30, 2009, a decrease of $26.6 million from $29.6 million for the three months ended June 30, 2008.  This was primarily associated with the Chapter 11 Cases, as the Company no longer incurs interest costs and all Restructuring Costs were incurred in prior periods.

Our interest costs decreased from $29.9 million during the three months ended June 30, 2008 to zero during the three months ended June 30, 2009.  As a result of the Chapter 11 Cases, the Company no longer incurs interest costs.

Net Income/Loss

Net income for the three months ended June 30, 2009 was $4.5 million compared to net loss of $62.3 million for the three months ended June 30, 2008.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2009

Route Operations

	Six months ended June 30, 2008		Six months ended June 30, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$128,594	100.0%	$106,082	100.0%
Promotional allowances	(45)	—	(45)	—
Direct expenses	(109,868)	85.4	(93,990)	88.6
EBITDA	18,681	14.6	12,047	11.4
Depreciation and amortization	(9,197)	7.2	(8,200)	7.7
Income from slot route operations	$9,484	7.4%	$3,847	3.7

Route operations accounted for 28% of total revenues during the six months ended June 30, 2009 compared with 30% of total revenues for the six months ended June 30, 2008.  Total revenues from route operations were $106.1 million for the six months ended June 30, 2009, a decrease of $22.5 million, or 17%, from $128.6 million for the six months ended June 30, 2008.  At June 30, 2009, we were operating approximately 6,400 slot machines, which is 500 less than the approximately 6,900 we were operating as of June 30, 2008.  The decrease in machines reflects the closures of some grocery and drug store chain clients and the elimination of certain underperforming route locations.  These factors, coupled with general economic weakness in Nevada, contributed to the decline in route revenue in the first half of 2009.

Route operating costs were $94.0 million, or 89% of route revenues, for the six months ended June 30, 2009.  This compares to $109.9 million, or 85% of route revenues, for the same period in 2008.  The increase in expenses as a percentage of route revenues is due to the fixed nature of many of the route costs.  The decrease in absolute amount of route operating expenses was primarily associated with lower revenues at our participation locations, which are based on operating contracts that provide for a decrease in revenue share costs in proportion to revenue decline.  Additional expense reductions resulted from the elimination of underperforming locations referenced above.

Primarily as a result of the issues discussed above, route EBITDA for the six months ended June 30, 2009 was $12.0 million, a decrease of $6.7 million, or 36%, from $18.7 million for the six months ended June 30, 2008.

Casino Operations

	Six months ended June 30, 2008		Six months ended June 30, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$241,200	100.0%	$232,920	100.0%
Promotional allowances	(30,597)	12.7	(34,814)	14.9
Direct expenses	(177,481)	73.6	(167,195)	71.8
EBITDA	33,122	13.7	30,911	13.3
Depreciation and amortization	(19,528)	8.1	(19,948)	8.6
Impairment	(34,298)	(14.2)	—	—
Income (loss) from casino operations	$(20,704)	(8.6)	$10,963	4.7

Casino operations accounted for 61% of total revenues for the six months ended June 30, 2009 and 55% of revenues for the six months ended June 30, 2008.  Total revenues derived from casino operations were $232.9 million for the six months ended June 30, 2009, a decrease of $8.3 million, or 3%, from $241.2 million for the six months ended June 30, 2008. The decrease is primarily attributable to the impact on the Nevada casino properties of the general economic downturn.

Casino Operations — Nevada

	Six months ended June 30, 2008		Six months ended June 30, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$172,010	100.0	$161,330	100.0
Promotional allowances	(21,351)	12.4	(26,224)	16.3
Direct expenses	(134,370)	78.1	(123,788)	76.7
EBITDA	16,289	9.5	11,318	7.0
Depreciation and amortization	(13,877)	8.1	(14,662)	9.1
Impairment	(30,698)	(17.8)	—	—
Income (loss) from casino operations	$(28,286)	(16.4)	$(3,344)	(2.1)

Nevada casino operations accounted for 43% of total revenues for the six months ended June 30, 2009 and 40% of total revenues for the six months ended June 30, 2008.  Revenues derived from Nevada casino operations were $161.3 million for the six months ended June 30, 2009, a decrease of $10.7 or 6%, from $172.0 million for the six months ended June 30, 2008.  The decrease is attributable primarily to reduced customer volume and spending associated with the general economic downturn.

Nevada casino promotional spending was up $4.9 million, or 23%, due to the result of increased competition in the challenging economic environment, requiring more aggressive promotional campaigns to attract and maintain the revenue.  Promotional allowances increased from 12.4% of revenues for the six months ended June 30, 2008 to 16.3% of revenues for the six months ended June 30, 2009.

Nevada casino operating costs were $123.8 million, or 77% of revenues, for the six months ended June 30, 2009, compared to $134.4 million, or 78% of revenues, for the six months ended June 30, 2008.  The $10.6 million decrease was a result of the reductions to variable costs of sales related to revenue decreases and lower staffing levels.  This decrease in expenses was partially offset by vacation and sick accrual adjustments that were non-cash adjustments and totaled $0.4 million in the quarter. This adjustment was a result of the standardization of our benefits policy throughout the state.  We expect the cash costs of our benefit plans to be reduced as a result of this standardization. The decrease in costs was also offset by $0.4 million in two specific self-insured workers’ compensation claims in the Northern Nevada casinos and a theft resulting in a loss of $0.6 million in our lottery store operations.

Depreciation and amortization expense was $14.7 million for the six months ended June 30, 2009, an increase of $0.8 million, or 5.8%, from $13.9 million for the six months ended June 30, 2008.

An interim impairment test for the Primm Casinos was performed at June 30, 2008, and as a result the Company recognized a non-cash impairment charge of $30.7 million in the first half of 2008 to reduce to zero the carrying value of goodwill related to the Primm Casinos.  The Company has not recognized any impairment charges in 2009.

Nevada Casino EBITDA was $11.3 million for the six months ended June 30, 2009, a decrease of $5.0 million, or 31%, from $16.3 million (excluding the impairment charge of $30.7 million) for the six months ended June 30, 2008.

The Southern Nevada properties had EBITDA of $7.0 million for the six months ended June 30, 2009, down $2.4 million from the same period in 2008.  The Northern Nevada properties had EBITDA of $4.3 million, down $0.7 million from the six months ended June 30, 2008.  The Primm Casinos had EBITDA of ($0.7) million, down $1.9 million from the six months ended June 30, 2008.

Casino Operations — Other states

	Six months ended June 30, 2008		Six months ended June 30, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$69,190	100.0%	$71,590	100.0%
Promotional allowances	(9,246)	13.4	(8,590)	12.0
Direct expenses	(43,111)	62.3	(43,407)	60.6
EBITDA	16,833	24.3	19,593	27.4
Depreciation and amortization	(5,651)	8.2	(5,286)	7.4
Impairment of assets	(3,600)	(5.2)	—	—
Income from casino operations	$7,582	10.9	$14,307	20.0

Casino operations in other states accounted for 19% of total revenues for the six months ended June 30, 2009 and 16% of total revenues for the six months ended June 30, 2008.  Total revenues derived from casino operations located in states other than

Nevada were $71.6 million, an increase of $2.4 million from $69.2 million for the six months ended June 30, 2008.  The revenue increase occurred at both of our Missouri properties.  The revenue increases at our Missouri properties were predominantly a result of lower revenues in the second quarter of 2008 due to the impact of floods in the Midwest during that time.  In June 2008, the Lagrange facility was closed for two weeks and the St Jo facility experienced a decrease in business related to the floods.  Revenues at our Lakeside Iowa casino declined slightly due to continued competitive pressures in the Iowa market as well as general economic weakness in the region.

Despite the increases in revenue at the Missouri properties, due to focused cost saving efforts, the Other state casino operating costs were stable at $43.4 million, or 61% of revenues, for the six months ended June 30, 2008, comparable to $43.1 million, or 62% of revenues, for the six months ended June 30, 2008.

An interim impairment test of the Lakeside Iowa assets was performed at June 30, 2008, and as a result the Company recognized a non-cash impairment charge of $3.6 million in the first half of 2008 to reduce the carrying value of the license acquired in the acquisition of this property.  The Company has not recognized any impairment charges in 2009.

Other state casino EBITDA (excluding impairment charges) was $19.6 million for the six months ended June 30, 2009, an increase of $2.8 million, or 16.7%, from $16.8 million from the six months ended June 30, 2008.

Other Operations

Revenue from other operations consists of revenue from sources such as gasoline and convenience store sales, ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations.  Our gas station operations include our gas station and convenience store located in Osceola, Iowa, the Gold Ranch and the three gas stations we acquired in connection with the Primm Casinos.  Revenues from other operations were $40.3 million for the six months ended June 30, 2009 compared to $63.5 million for the six months ended June 30, 2008, a decrease of $23.2 million, as a result of the significant decrease in gasoline prices.

Costs associated with other revenues were $30.7 million for the six months ended June 30, 2009 and $52.6 million for the six months ended June 30, 2008, a decrease of $21.9 million associated with decreased gasoline prices.

Promotional Allowances

Promotional allowances were $34.9 million, or 9.2% of total revenues, for the six months ended June 30, 2009, an increase of $4.3 million, or 14%, from $30.6 million, or 7.1% of total revenues, for the six months ended June 30, 2008.  The increase was most significantly the result of increased competitive pressures.

Costs of Revenues

	Six months ended June 30, 2008		Six months ended June 30, 2009
	$	% of total revenues	$	% of total revenues
	(dollars in thousands)
Other operations	$52,614	12.1%	$30,684	8.1%
General and administrative	$10,313	2.4%	$9,993	2.6%
Depreciation and amortization	$28,863	6.7%	$28,309	7.5%
Restructuring costs	$11,821	2.7%	$9,814	2.6%

G&A expenses were $10.0 million for the six months ended June 30, 2009, a decrease of $0.3 million, or 3%, from $10.3 million for the six months ended June 30, 2008.  The decrease was due to reduced payroll as well as travel and related costs.

The Company also incurred costs associated with the Restructuring and Chapter 11 Cases, primarily associated with bank, legal and advisory fees.  These costs were $9.8 million for the six months ended June 30, 2009 and $11.8 million for the six months ended June 30, 2008.

Depreciation and amortization expense was $28.3 million for the six months ended June 30, 2009, a decrease of $0.6 million from $28.9 million for the six months ended June 30, 2008.

The costs represented in “other operations” consist of costs related to the gasoline service station and convenience store operations at Osceola, Iowa, the gas station and lottery at Verdi, Nevada and the gas stations at Primm, Nevada and lottery operations at Stateline, California.  Costs of other operations decreased $23.5 million in the first half of 2009 as a result of decreased gasoline prices.

Income (Loss) from Operations

As a result of the factors discussed above, the Company had income from operations of $4.4 million for the six months ended June 30, 2009, an increase of $27.0 million from a loss from operations of $22.6 million for the six months ended June 30, 2008.  The loss for the six months ended June 30, 2008 includes $30.7 million in impairment charge to goodwill associated with the Primm

Casinos and a $3.6 million impairment charge to the gaming license at the Lakeside Iowa property.

Other Expenses

Other expense was $32.8 million for the six months ended June 30, 2009, a decrease of $23.5 million from the six months ended June 30, 2008 when other expense was $56.3 million.  This was primarily associated with the Chapter 11 Cases, as the Company no longer incurs interest costs and all Restructuring Costs were incurred prior to the Petition Date of March 21, 2009.

Our interest costs decreased from $56.8 million during the first six months of 2008 to $29.5 million during the first six months of 2009.  As a result of the Chapter 11 Cases, the Company no longer incurs interest costs after the Petition Date of March 21, 2009.

Net Loss

Net loss for the six months ended June 30, 2009 was $28.4 million.  This compares to a net loss of $78.9 million recorded for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows; Restructuring

On March 22, 2009, the Debtors filed commenced their Chapter 11 Cases before the Bankruptcy Court.  The Chapter 11 Cases are being jointly administered.  The Debtors are continuing to operate their businesses and manage their properties as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  In general, we are authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

The Debtors are parties to the Lockup Agreement, under which the parties thereto are contractually obligated to support the following restructuring to be implemented pursuant to a joint plan of reorganization under Chapter 11 of the Bankruptcy Code:

•	Conversion of all allowed claims under the amended Credit Agreement into debt and equity of Reorganized Herbst Gaming.

•	Termination of all outstanding obligations under the Subordinated Notes.

•	Payment in full of all allowed general unsecured claims.

•	Cancellation of 100% of the existing equity in the Company.

The Restructuring is subject to various regulatory, Bankruptcy Court and third party approvals.  We cannot assure you that we will be successful in implementing the Restructuring in the form contemplated by the Lockup Agreement or at all.

Due to the occurrence and continuation of events of default, the amounts outstanding under the amended Credit Agreement and the indentures pursuant to which the Subordinated Notes were issued are immediately due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against the Company under applicable bankruptcy law.  Based on the filing of the Chapter 11 Cases, the entire balance outstanding under the amended Credit Agreement and all of the amounts outstanding under the indentures pursuant to which the Subordinated Notes were issued are included in liabilities subject to compromise at June 30, 2009.  The Company classifies liabilities subject to compromise as a long-term liability.  We cannot assure you that we will be successful in implementing the Restructuring in the form contemplated by the Plan or at all.

The current outstanding balance under the amended Credit Agreement is $875.9 million.  The Plan provides, in part, that the Lenders will receive 100% of the equity of Reorganized Herbst Gaming in addition to a $350 million new senior secured bank loan issued by Reorganized Herbst Gaming.

The Cash Collateral Order provides for adequate protection payments to be made to the Lenders during the period commencing on the Petition Date and ending following the Effective Date in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured as of the last day of each fiscal quarter and to be paid on the 30th day thereafter) reduced by certain unpaid restructuring costs, as well as costs and expenses of the professionals retained by the administrative agent.  According to the calculation performed as of June 30, 2009, a payment of $17.98 million was made on July 30, 2009.  The Plan further provides for adequate protection payments to be made to the Lenders during the period commencing on the Effective Date and ending on the Substantial Consummation Date in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured as of the end of every third full calendar month following the Effective Date and to be paid 30 days thereafter).

Operating Activities

During the six months ended June 30, 2009, operating activities provided $26.3 million in cash flows on a net loss of

$28.4 million.  This compares to net cash used by operating activities of $0.5 million on a net loss of $78.9 million for the six-month period ended June 30, 2008.  The net loss for the period ended June 30, 2008 included a $34.3 million non-cash impairment charge.  The increase in cash flows resulted from the decrease in cash interest paid as a result of the Chapter 11 Cases.  Based on the filing of the Chapter 11 Cases, the Company will not make payments under the amended Credit Agreement, other than certain adequate protection payments pursuant to the Cash Collateral Order and, if approved, the Plan, as described above.  Based on the Company’s cash and cash equivalents as of June 30, 2009 and in accordance with the Cash Collateral Order, an adequate protection payment of $17.98 million was made on July 30, 2009.

Investing Activities and Capital Expenditures

For the six months ended June 30, 2009, we used net cash of $13.3 million for investing activities, primarily related to the capital expenditures of $8.3 million spent for the maintenance of our properties and for the construction of a spa facility at our Primm property.

Capital expenditures for the remainder of the year are anticipated to be approximately $18 million.  However, to the extent that our results of operations do not improve, we may elect to delay some of the capital expenditures in order to preserve short-term liquidity.

Financing Activities

There were no cash flows provided by or used in financing activities in the first six months of 2009.  During the six months ended June 30, 2008, the Company repaid debt of $3.8 million while borrowing $35.9 million.

The amended Credit Agreement provides for a $860.0 million senior credit facility.  This facility includes a revolving credit facility in the amount of $100.0 million and $746.8 million of term loans.  Due to the occurrence and continuation of events of default, the amount outstanding under the amended Credit Agreement is immediately due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against the Company under applicable bankruptcy law.  Our revolving credit facility was fully drawn at June 30, 2009, and the commitments of our lenders have been terminated under the amended Credit Agreement.  Interest accrues on borrowings under the amended Credit Agreement based on a floating rate.  This floating rate is based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread.  Our average floating rate on debt incurred under the amended Credit Agreement was 12.5% at June 30, 2009.  However, based on the filing of the Chapter 11 Cases, the Company will not make payments under the amended Credit Agreement, other than certain adequate protection payments pursuant to the Cash Collateral Order and, if approved, the Plan, as described above.  Based on the Company’s cash and cash equivalents as of June 30, 2009, a payment of $17.98 million was made on July 30, 2009.

At June 30, 2009, our debt included approximately $159.4 million of our 8 1/8% Notes and $170.0 million of our 7% Notes.  After giving effect to indebtedness under our Subordinated Notes and borrowings under our amended Credit Agreement, as well as accrued interest, our total liabilities subject to compromise were approximately $1.2 billion as of June 30, 2009.  Please refer to “Liquidity and Capital Resources — Cash Flows; Restructuring” for a discussion of the Restructuring and treatment of our outstanding indebtedness in the Lockup Agreement.

Other significant uses of cash in the six months ended June 30, 2009 include our adequate protection payments, which were $8.1 million for the six months ended June 30, 2009.  On July 30, 2009, the Company made an adequate protection payment of $17.98 million based on the Company’s cash and cash equivalents as of June 30, 2009 and in accordance with the Cash Collateral Order.  There were no distributions to stockholders in the first half of 2009.  The Company does not expect to make cash payments for stockholder distributions for the remainder of the 2009.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies can be found in our 2008 Form 10-K.  There have been no material changes to our critical accounting polices during the six months ended June 30, 2009.

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

Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change.  Actual results of our operations may vary materially from any forward-looking statement made by or on our behalf.  Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved.  Undue reliance should not be placed on any forward-looking statements.  Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, the following:

•      We may not gain the approval of the Plan from the Bankruptcy Court or requisite regulatory authorities and third parties.  It is uncertain whether we will emerge from bankruptcy.  Even if successful, the Chapter 11 Cases may adversely affect our business, including our relationships with our customers and suppliers.  We may lose valuable contracts in the process of the bankruptcy.

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

•      Certain of our executive officers and members of our board of directors own 100% of the equity of the Company, which could lead to conflicts of interest.

For additional contingencies and uncertainties, see “Item 1A. Risk Factors.”

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in the 2008 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Nevertheless, there can be no assurance that either this evaluation process or our existing disclosure controls and procedures will prevent or detect all errors and all fraud, if any, or result in accurate and reliable disclosure.  A control system can provide only reasonable and not absolute assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Additionally, judgments in decision-making can be faulty and breakdowns in internal control can occur because of simple errors or mistakes that are not detected on a timely basis.

As of the end of the period covered by this Report, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, the Company’s management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2008 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2008 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

The following exhibits are filed as part of this Form 10-Q:

10.1*	Twenty-Second Amendment to Lease and Sublease Agreement, dated June 30, 2009, by and between Smith’s Food & Drug Centers, Inc., Herbst Gaming, Inc. and Market Gaming, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Confidential treatment for portions of this document has been requested pursuant to Rule 406 under the Securities Act of 1933.  The omitted portions have been separately filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2009	HERBST GAMING, INC.
(Registrant)

	By:	/s/ Mary E. Higgins
Mary E. Higgins
	Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Twenty-Second Amendment to Lease and Sublease Agreement, dated June 30, 2009, by and between Smith’s Food & Drug Centers, Inc., Herbst Gaming, Inc. and Market Gaming, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Confidential treatment for portions of this document has been requested pursuant to Rule 406 under the Securities Act of 1933.  The omitted portions have been separately filed with the Commission.