Form 10-Q
period 2009-09-30
HERBST GAMING INC
filed 2009-11-16
CIK 1160294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                 to

Commission file number: 333-71094

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

Common Stock, no par value, 300 outstanding shares

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1                                FINANCIAL STATEMENTS

HERBST GAMING, INC. AND SUBSIDIARIES

(Debtor and Debtor-in-Possession as of March 22, 2009)

 CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2008	September 30, 2009
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$105,990	$110,907
Accounts receivable, net	4,470	3,868
Notes and loans receivable	436	372
Prepaid expenses	16,566	16,241
Inventory	4,219	4,740
Total current assets	131,681	136,128
Property and equipment, net	547,002	523,532
Lease acquisition costs, net	15,068	16,413
Due from related parties	1,450	1,649
Other assets, net	24,124	23,204
Intangibles, net	211,668	210,151
Goodwill	3,255	3,255

Total assets	$934,248	$914,332

Liabilities and stockholders’ deficiency
Liabilities not subject to compromise
Current liabilities
Current portion of long-term debt	$1,176,330	—
Accounts payable	14,179	12,906
Accrued interest	41,672	—
Accrued expenses	28,086	26,070

Total current liabilities not subject to compromise	1,260,267	38,976
Other liabilities	2,136	2,556
Total liabilities not subject to compromise	1,262,403	41,532

Liabilities subject to compromise (Note 5)	—	1,228,947

Commitments and contingencies (Note 7)

Stockholders’ deficiency
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
Accumulated deficit	(332,154)	(360,146)

Total stockholders’ deficiency	(328,155)	(356,147)

Total liabilities and stockholders’ deficiency	$934,248	$914,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

(Debtor and Debtor-in-Possession as of March 22, 2009)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(in thousands)
Revenues
Route operations	$58,311	$47,455	$186,905	$153,537
Casino operations	122,802	114,587	364,002	347,507
Other operations	32,282	24,339	95,787	64,597
Total revenues	213,395	186,381	646,694	565,641
Promotional allowances	(16,916)	(17,684)	(47,558)	(52,543)

Net revenues	196,479	168,697	599,136	513,098

Costs of revenues
Route operations	51,810	43,898	161,678	137,888
Casino operations	90,153	83,335	267,634	250,530
Other operations	26,186	19,428	78,800	50,112
General and administrative	4,935	5,012	15,248	15,005
Depreciation and amortization	14,504	13,736	43,367	42,045
Restructuring costs	3,023		14,844	9,814
Loss on impairment of assets	—		34,298
Total costs and expenses	190,611	165,409	615,869	505,394
Income (loss) from operations	5,868	3,288	(16,733)	7,704

Other income (expense)
Interest income	281	58	826	130
Interest expense (contractual interest for the periods were $28,548, $33,862, $85,345 and $100,645, respectively)	(28,548)	(1)	(85,345)	(29,529)
Reorganization items	—	(2,960)	—	(6,297)
Total other expense	(28,267)	(2,903)	(84,519)	(35,696)
Net income (loss)	$(22,399)	$385	$(101,252)	$(27,992)

The accompanying notes are an integral part of these

 unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

(Debtor and Debtor-in-Possession as of March 22, 2009)

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2008	2009
	(in thousands)
Cash flows from operating activities
Net loss	$(101,252)	$(27,992)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	43,367	42,045
Amortization of debt issuance costs	3,081	900
Debt discount amortization	107	32
(Gain) loss on sale of property and equipment	(104)	16
Loss on impairment of assets	34,298	—
Decrease (increase) in operating assets and liabilities
Accounts receivable	1,640	517
Prepaid expenses	715	325
Inventory	28	(521)
Due from related parties	683	(223)
Other assets	377	(1,161)
Increase (decrease) in
Accounts payable	(5,600)	812
Accrued interest	17,009	20,493
Accrued expenses	1,897	2,164
Due to related parties	66	—
Other liabilities	266	392
Reorganization items	—	1,832
Net cash provided by (used in) operating activities	(3,422)	39,631
Cash flows from investing activities
Additions to notes receivable	(616)	(741)
Collection on notes receivable	747	870
Proceeds from sale of property and equipment	566	182
Purchases of property and equipment	(10,696)	(11,843)
Lease acquisition costs	(436)	(5,206)
Net cash used in investing activities	(10,435)	(16,738)
Cash flows from financing activities
Proceeds from long-term debt	35,859	—
Payments of long-term debt	(5,734)	(17,976)
Payment of deferred loan costs	(165)	—
Net cash provided by (used in) financing activities	29,960	(17,976)
Net increase in cash and cash equivalents	16,103	4,917
Cash and cash equivalents
Beginning of period	94,282	105,990
End of period	110,385	110,907
Supplemental cash flow information
Cash paid for interest	65,147	8,102
Cash payments for reorganization expenses	—	4,465
Supplemental schedule of non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	680	637

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

On October 30, 2009, the Bankruptcy Court orally confirmed the Debtors’ First Amended Joint Plan of Reorganization (the “Plan”), which provides for the following restructuring of the Debtors (the “Restructuring”), to be consummated on the Substantial Consummation Date (as defined below):

•      Conversion of all allowed claims under the Company’s $860.0 million senior credit facility (the “amended Credit Agreement”) into debt and equity of the Debtors, through ownership of a new holding company (“Reorganized Herbst Gaming”).

•      Termination of all outstanding obligations under our 8 1/8% senior subordinated notes due 2012 (the “8 1/8% Notes”) and our 7% senior subordinated notes due 2014 (the “7% Notes” and, collectively with the 8 1/8 % Notes, the “Subordinated Notes”).

•      Cancellation of 100% of the existing equity in the Company.

The Bankruptcy Court is expected to enter written findings of fact and conclusions of law and an order with respect to the confirmation of the Plan in the ordinary course.  The Plan will become effective on the 11th day following the date on which the order confirming the Plan is docketed (the “Effective Date”) provided the conditions to effectiveness set forth in the Plan are satisfied or waived.  The Plan generally will be implemented on the third business day following the satisfaction or waiver of all conditions to substantial consummation of the Plan, which are described in the paragraph below (the “Substantial Consummation Date”).  However, the Plan provides that certain payments will be made on the Effective Date, including payment of certain allowed priority claims, certain secured claims and general unsecured claims, in some cases with interest from the Petition Date, as described in the Plan and the Second Amended Disclosure Statement to Accompany the Plan filed with the Bankruptcy Court on July 23, 2009 (the “Disclosure Statement”).  Additionally, under the Plan, between the Effective Date and the Substantial Consummation Date, the Company will make adequate protection payments to the lenders under the amended Credit Agreement (the “Lenders”) in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured as of the end of every third full calendar month following the Effective Date, and to be paid 30 days thereafter).

The Restructuring will not be complete until the Substantial Consummation Date.  The Substantial Consummation Date will not occur until the Restructuring and the individuals proposed as officers, directors and key employees of the reorganized Debtors have received all requisite governmental and regulatory approvals, and the satisfaction or waiver of the following conditions: (i) none of the Debtors and Lenders are in material breach of the Plan; and (ii) the Bankruptcy Court has authorized the assumption and rejection of certain contracts of the Debtors.  We currently expect that the Substantial Consummation Date will occur in the fourth quarter of 2010, although we cannot assure you that all conditions to the Substantial Consummation Date will be satisfied by that date, or at all, or that we will be successful in implementing the Restructuring in the form contemplated by the Plan or at all.  The Plan provides that the Substantial Consummation Date must occur no later than one year following the Effective Date, unless extended by mutual agreement of the Debtors and required Lenders.  In the event that the Substantial Consummation Date does not occur within that time, the confirmation of the Plan would be vacated and all claims (except for allowed priority claims, certain secured claims unrelated to the Lenders or the Subordinated Noteholders, and general unsecured claims) would be restored as though the Effective Date had never occurred.

The Debtors and Lenders holding, in the aggregate, approximately 61% of all of the outstanding claims under the amended Credit Agreement are parties to an amended and restated lockup agreement (the “Lockup Agreement”).  Pursuant to the Lockup Agreement, the parties thereto are contractually obligated to use commercially reasonable efforts to successfully consummate the Restructuring and achieve the expeditious consummation of the Plan.  The Lockup Agreement will automatically terminate, pursuant to its terms, if the Substantial Consummation Date does not occur within one year of the Effective Date, unless such termination event is waived by the required Lenders within five days.  In the event that the Substantial Consummation Date does not occur within that time, the Lenders would no longer be obligated to support the Restructuring.

The Plan provides that, from the Effective Date through the Substantial Consummation Date, the Debtors will continue to be managed by the existing officers and directors and the Company’s COO/Gaming, who will work, subject to all applicable gaming laws and regulations and Bankruptcy Court supervision, in consultation with the Lenders regarding the management of operations, maintenance of working capital and utilization of cash flows of the Debtors.

The continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability to (i) obtain substantial consummation of the Plan or another plan of reorganization under the Bankruptcy Code; (ii) return to profitability; (iii) generate sufficient cash flow from operations; and (iv) obtain financing sources to meet our future obligations.  These matters create uncertainty relating to our ability to continue as a going concern.  The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.  In addition, the Restructuring could materially change amounts reported in our consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that may be necessary as a consequence of reorganization under Chapter 11 of the Bankruptcy Code.

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

•      HGI-SJ owns and operates Terrible’s St. Jo Frontier Casino (“St. Jo”) in St. Joseph, Missouri, which was acquired in February 2005.

•      HGI-MT owns and operates Terrible’s Mark Twain Casino in La Grange, Missouri (“Mark Twain”), which was acquired in February 2005.

•      The Sands Regent and its direct and indirect wholly-owned subsidiaries own and operate Terrible’s Rail City Casino in Sparks, Nevada (“Rail City”), the Sands Regency Casino Hotel in Reno, Nevada (the “Sands Regency”), the Terrible’s Gold Ranch Casino and RV Resort in Verdi, Nevada (the “Gold Ranch”) and Terrible’s Dayton Casino, each of which is in Dayton, Nevada (collectively, the “Sands Casinos”).

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

Basis of Presentation—The condensed consolidated financial statements of Herbst Gaming, Inc. as of September 30, 2009, and for the nine months ended September 30, 2009 and 2008 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the financial results for the interim periods. Our results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

During the three months ended September 30, 2009, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162, (the “Codification”) (previously “SFAS 168”) became effective. Accordingly, the Financial Accounting Standards Board (the “FASB”) Accounting Standards CodificationTM became the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The implementation of the Codification did not have an impact on our consolidated financial statements, as it did not modify any existing authoritative GAAP.

In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), the Company has applied Accounting Standards Codification (“ASC”) Section 852, Reorganizations — Other Presentation Matters (“ASC 852”), in preparing the consolidated financial statements.  ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain expenses (including professional fees), are recorded in reorganization items in the accompanying consolidated statement of operations.  In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified in the consolidated balance sheet at September 30, 2009 as liabilities subject to compromise.  These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts (see Note 5).

Subsequent Events—The Company has evaluated subsequent events through November 16, 2009, the filing date of this Form 10-Q.

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

Accounts Receivable—Receivables consist primarily of amounts due from customers as a result of normal business operations. The Company periodically performs credit evaluations of its customers. The Company reviews accounts receivable balances in order to determine an allowance for potential credit losses based on our collections experience and the age of the receivables. At December 31, 2008 and September 30, 2009, the allowance for potential credit losses was $840,000 and $579,000, respectively.

Goodwill—The Company has approximately $3,255,000 in goodwill as of September 30, 2009.  We evaluate our goodwill and indefinite-lived intangible assets in accordance with the applications of ASC Topic 350, Intangibles - Goodwill and Other (“ASC-350”). Goodwill and indefinite-lived intangible assets are not subject to amortization, but they are subject to an annual impairment test in the fourth quarter of each year and between annual test dates in certain circumstances.

Fair Value of Financial Instruments

On January 1, 2008, we adopted ASC Topic 820 Fair Value Measurments and Disclosures based on Financial Accounting Standards (“FAS”) 157, Fair Value Measurements  (“ASC 820”).  ASC 820 does not determine or affect the circumstances under which fair value measurements are used, but defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

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

We adopted previously issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which has been subsequently classified in Codification Topic 820, Section 65, Transition Related to FASB Staff Position No. 157-4, and provides additional guidance for estimating fair value in accordance with Codification Topic 820, when the volume and level of activity for the asset or liability have significantly decreased. This standard also includes guidance on how to identify circumstances that indicate that a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. FSP FAS 157-4 was effective for the interim period ended September 30, 2009 and, as applied prospectively, did not have a material impact on our consolidated financial statements.

The fair values of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, and other current liabilities, approximate their recorded carrying amount because of their short term nature.  See Note 3, Long-Term Debt, for further discussions of the valuations of certain of our financial instruments.

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

Recently Issued Accounting Standards

Subsequent to the adoption of the Codification, any change to the source of authoritative GAAP will be communicated through an Accounting Standards Update (“ASU”). ASUs will be published by the FASB for all authoritative GAAP promulgated by the FASB, regardless of the form in which such guidance may have been issued prior to release of the Codification. Prior to inclusion in an ASU, the standard-setting organizations and regulatory agencies continue to issue proposed changes to the accounting standards in previous form (e.g., FASB Statements of Financial Accounting Standards, Emerging Issues Task Force (“EITF”) Abstracts, FASB Staff Positions, SEC Staff Accounting Bulletins, etc.).

In September 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – An Amendment to FASB Statement No. 140 (“SFAS 166”). SFAS 166 is a revision of SFAS No. 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities, which is presently included in Codification Topic 860, Transfers and Servicing. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We do not believe that the adoption of SFAS 166 will have a material impact on our consolidated financial statements.

A variety of additional proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

3.             LONG-TERM DEBT

The Company is in default under the amended Credit Agreement and the indentures pursuant to which the Subordinated Notes were issued.  The Debtors have entered into the Lockup Agreement and have filed the Chapter 11 Cases and the Plan with the Bankruptcy Court.  On October 30, 2009, the Bankruptcy Court orally confirmed the Plan and is expected to enter written findings of fact and conclusions of law and a confirmation order in the ordinary course. The Restructuring will not be complete until the Substantial Consummation Date, which will not occur until certain conditions, including approval of gaming authorities in Nevada, Iowa and Missouri, have been satisfied.  See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements.  We cannot assure you that all conditions to the Substantial Consummation Date will be satisfied or that we will be successful in implementing the Restructuring in the form contemplated by the Plan or at all.

Due to the occurrence and continuation of events of default, the amounts outstanding under the amended Credit Agreement and the indentures pursuant to which the Subordinated Notes were issued are immediately due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against the Company under applicable bankruptcy law.  Based on the filing of the Chapter 11 Cases, the entire balance outstanding under the amended Credit Agreement and all of the amounts outstanding under the indentures pursuant to which the Subordinated Notes were issued are included in liabilities subject to compromise at September 30, 2009.  The Company classifies liabilities subject to compromise as a long-term liability.  We cannot assure you that we will be successful in implementing the Restructuring in the form contemplated by the Plan or at all.

The outstanding balance under the amended Credit Agreement was $857.9 million on September 30, 2009.  The amended Credit Agreement includes a revolving credit facility in the amount of $100.1 million and $757.8 million of term loans.  As described above, these amounts are immediately due and payable, subject to an automatic stay related to the Chapter 11 Cases.  Our revolving credit facility was fully drawn at September 30, 2009, and the commitments of the Lenders have been terminated.  The Plan provides, in part, that the Lenders will receive 100% of the equity of Reorganized Herbst Gaming in addition to a $350 million new senior secured bank loan issued by Reorganized Herbst Gaming.

Interest accrued on borrowings under the amended Credit Agreement based on a floating rate until the Petition Date.  This floating rate is based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread.  Our average floating rate on debt incurred under the amended Credit Agreement was 12.5% at September 30, 2009.  However, based on the filing of the Chapter 11 Cases, the Company will not make payments under the amended Credit Agreement, other than certain adequate protection payments, as provided in (i) the Final Order Approving the Amended and Restated Stipulation Authorizing Use of Cash Collateral by Debtors and Granting Adequate Protection, which was entered by the Bankruptcy Court on May 21, 2009 and remains in effect until the Effective Date (the “Cash Collateral Order”), and (ii) the Plan, which provides for adequate protection payments for the period from the Effective Date through the Substantial Consummation Date.

The Cash Collateral Order provides for adequate protection payments to be made to the Lenders during the period commencing on the Petition Date and ending on the Effective Date in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured as of the last day of each fiscal quarter and to be paid on the 30th day thereafter) reduced by certain unpaid restructuring costs, as well as costs and expenses of the professionals retained by the administrative agent.  Based on the Company’s cash and cash equivalents as of September 30, 2009, taking into account the required Effective Date payments described above in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, no adequate protection payment was made on October 30, 2009. The Plan provides for adequate protection payments to be made to the Lenders during the period commencing on the Effective Date and ending on the Substantial Consummation Date in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured as of the end of every third full calendar month following the Effective Date, and to be paid 30 days thereafter). For the nine months ended September 30, 2009, the Company made adequate protection payments of $18.0 million.

Pursuant to the Plan and the Lockup Agreement, all outstanding obligations under the Subordinated Notes will be terminated on the Substantial Consummation Date.

Subject to the automatic stay associated with the Chapter 11 Cases, “liabilities subject to compromise,” are expected to mature as follows (dollars in thousands):

September 30, 2009
2010	$1,228,947
2011
2012
2013
2014
Thereafter
Total	$1,228,947

The following table provides the fair value measurement information about our long-term debt at September 30, 2009.  For additional information regarding ASC 820 and the fair value hierarchy, see Note 2,  Summary of Significant Accounting Policies. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.  Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the estimated fair value of current debt outstanding is approximately $471 million as of September 30, 2009.

	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	$828,846	459,046	Level 2
8.125% Senior Subordinated Notes Due 2012	159,540	5,800	Level 1
7.00% Senior Subordinated Notes Due 2014	170,000	6,163	Level 1

Total long-term debt	$1,158,386	471,009

The estimated fair value of our bank credit facility is based on bid prices on or about September 30, 2009.  The estimated fair values of our senior subordinated notes are based on quoted market prices as of September 30, 2009.

4.             REORGANIZATION ITEMS

Reorganization items represent expenses incurred as a result of the Chapter 11 proceedings and are presented separately in the unaudited Condensed Consolidated Statements of Operations.

	For the three months ended September 30,2009	For the nine months ended September 30,2009
	(in thousands)	(in thousands)
Professional Fees	$2,773	6,067
Trustee Fees	187	230
Total	$2,960	6,297

Professional fees include financial advisory, legal, real estate and valuation services directly attributed to the reorganization process and are subject to Bankruptcy Court approval.

5.             LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise refer to both secured and unsecured obligations that will be accounted for under a plan of reorganization.  Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed.  ASC 852-10-45  requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  Liabilities subject to compromise also include certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.  The Company has included the amounts due under the amended Credit Agreement and indentures pursuant to which the Subordinated Notes were issued as liabilities subject to compromise.  Although the Plan has been orally confirmed and we expect the Bankruptcy Court to enter a confirmation order in the ordinary course, completion of the Plan will not occur until the Substantial Consummation Date.  The Substantial Consummation Date will not occur until certain conditions, including approval of gaming authorities in Nevada, Iowa and Missouri, have been satisfied.  See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements.  We cannot assure you that all conditions to the Substantial Consummation Date will be satisfied or that we will be successful in implementing the Restructuring in the form contemplated by the Plan or at all.

As of September 30, 2009
(in thousands)
Secured Debt	$828,846
Accrued Interest on Secured Debt	29,103
Subordinated Notes	329,540
Accrued Interest on Subordinated Notes	33,062
Accounts payable	4,216
Accrued expenses	4,180
Total liabilities subject to compromise	$1,228,947

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

Net revenues, income from operations, depreciation and amortization and segment EBITDA (as defined in footnote 1 below) for these segments are as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Net revenues
Slot route operations	$58,288	$47,433	$186,837	$153,470
Casino operations:
Nevada	75,281	66,071	225,940	201,177
Other states	30,628	30,854	90,572	93,854
Other operations—non gaming	32,282	24,339	95,787	64,597
Total net revenues	$196,479	$168,697	$599,136	$513,098
Income from segment operations

Slot route operations	$2,132	$(106)	$11,616	$3,741)
Casino operations:
Nevada	(427)	(3,108)	(28,713)	(6,452)
Other states	6,105	6,683	13,687	20,990
Total income (loss) from segment operations	7,810	3,469	(3,410)	18,279
Other	6,016	4,831	16,769	14,244
General and administrative	(4,935)	(5,012)	(15,248)	(15,005)
Restructuring costs	(3,023)	0	(14,844)	(9,814)
Total income (loss) from operations	$5,868	$3,288	$(16,733)	$7,704

Depreciation and amortization
Slot route operations	$4,346	$3,641	$13,543	$11,841
Casino operations:
Nevada	7,287	7,381	21,164	22,043
Other states	2,791	2,634	8,442	7,920
Other expenses	80	80	218	241
Total depreciation and amortization	$14,504	$13,736	$43,367	$42,045

Segment EBITDA (1)
Slot route operations	$6,478	$3,535	$25,159	$15,582
Casino operations:
Nevada	6,860	4,273	23,149	15,591
Other states	8,896	9,317	25,729	28,910
Other and corporate (2)	(1,581)	(43)	(12,279)	(10,204)
Depreciation and amortization	(14,504)	(13,736)	(43,367)	(42,045)
Interest expense, net of capitalized interest	(28,548)	(1)	(85,345)	(29,529)
Loss on impairment of assets	—	—	(34,298)	—
Reorganization items	—	(2,960)	—	(6,297)
Net income (loss)	$(22,399)	$385	$(101,252)	$(27,992)

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

7.             COMMITMENTS AND CONTINGENCIES

On February 17, 2006, the Clark County Circuit Court entered judgment of a jury verdict delivered on January 14, 2006 against ETT for $4.1 million in compensatory damages and $10.1 million in punitive damages.  The jury verdict was delivered in connection with an action brought by the family of an individual that alleged that ETT had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from ETT and, while drunk, hit and killed the individual.  The punitive damage award was subsequently lowered to $4.1 million in a post-trial ruling.  The Company believes the award of compensatory and punitive damages against ETT, the liability of ETT, and the amount thereof, is not supportable in either law or in fact and plans to vigorously pursue all appropriate post-trial and other remedies, including exercising its right to appeal. Based on a review of the legal opinions and facts available to the Company at this time, the Company believes it is adequately reserved for any potential liability related to this incident which is included in Liabilities subject to compromise. The lawsuit is currently on appeal. The Supreme Court of the State of Nevada has set a hearing date of December 9, 2009.

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

The Debtors are currently operating pursuant to Chapter 11 of the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability to (i) obtain substantial consummation of the Plan or another plan of reorganization under the Bankruptcy Code; (ii) return to profitability; (iii) generate sufficient cash flow from operations; and (iv) obtain financing sources to meet our future obligations.  The Restructuring is subject to various regulatory, Bankruptcy Court and third party approvals.  We cannot assure you that we will be successful in implementing the Restructuring in the form contemplated by the Plan or at all.

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

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a diversified gaming company that focuses on two business lines: slot route operations and casino operations.  Our route operations involve the exclusive installation and, as of September 30, 2009, operation of approximately 6,300 slot machines in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants.  Our casino operations consist of sixteen casinos located in Nevada, Iowa and Missouri.  Other than the Sands located in Reno, Nevada our casinos are operated under the “Terrible’s” brand.

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

The Bankruptcy Court orally confirmed the Plan on October 30, 2009 and is expected to enter written findings of fact and conclusions of law and an order with respect to the confirmation of the Plan in the ordinary course.  The Restructuring will not be complete until the Substantial Consummation Date, which will not occur until certain conditions, including approval of gaming authorities in Nevada, Iowa and Missouri, have been satisfied.  We cannot assure you that all conditions to the Substantial Consummation Date will be satisfied or that we will be successful in implementing the Restructuring in the form contemplated by the

Plan or at all.  Please refer to our discussion under “Liquidity and Capital Resources—Cash Flows; Restructuring” for a more detailed discussion of the Chapter 11 Cases and the Restructuring.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

Route Operations

	Three months ended September 30, 2008		Three months ended September 30, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$58,311	100.0%	$47,455	100.0%
Promotional allowances	(23)	0.0	(22)	0.0
Direct expenses	(51,810)	88.9	(43,898)	92.5
EBITDA	6,478	11.1	3,535	7.5
Depreciation and amortization	(4,346)	7.5	(3,641)	7.7
Income (loss) from slot route operations	$2,132	3.6%	$(106)	(0.2)%

Route operations accounted for 25% of total revenues during the three months ended September 30, 2009, compared to 27% of total revenues during the three months ended September 30, 2008.  Total revenues from route operations were $47.5 million for the three months ended September 30, 2009, a decrease of $10.8 million, or 19%, from $58.3 million for the three months ended September 30, 2008.  At September 30, 2009, we were operating approximately 6,300 slot machines, which is 500 less than the approximately 6,800 we operated at September 30, 2008.  The decrease in machines reflects the closures of some taverns, grocery and drug store chain clients and the elimination of certain underperforming route locations.  These factors, coupled with general economic weakness in Nevada, contributed to the decline in route revenue in the third quarter of 2009.

Route operating costs were $43.9 million, or 93% of route revenues, for the three months ended September 30, 2009.  This compares to $51.8 million, or 89% of route revenues, for the same period in 2008.  The increase in the expenses as a percentage of route revenues is due to the fixed nature of many of the route costs.  The decrease in the absolute amount of route operating expenses was primarily associated with the store closures discussed above and their respective space lease payments, as well as lower revenues at our participation locations, which are based on operating contracts that provide for a decrease in revenue share costs in proportion to revenue decline.

As a result of the above factors, route EBITDA for the three months ended September 30, 2009 was $3.5 million, a decrease of $3.0 million, or 46%, from $6.5 million for the three months ended September 30, 2008.

Casino Operations

	Three months ended September 30, 2008		Three months ended September 30, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$122,802	100.0%	$114,587	100.0%
Promotional allowances	(16,893)	13.8	(17,662)	15.4
Direct expenses	(90,153)	73.4	(83,336)	72.7
EBITDA	15,756	12.8	13,589	11.9
Depreciation and amortization	(10,078)	8.2	(10,015)	8.7
Income from casino operations	$5,678	4.6%	$3,574	3.2%

Casino operations accounted for 62% of total revenues for the three-month period ended September 30, 2009 and 58% of total revenues for the three months ended September 30, 2008.  Total revenues derived from casino operations were $114.6 million for the three months ended September 30, 2009, a decrease of $8.2 million, or 7%, from $122.8 million for the three months ended September 30, 2008.  The decrease is primarily attributable to the continuing impact on the Nevada casino properties of the general economic downturn.

Casino Operations — Nevada

	Three months ended September 30, 2008		Three months ended September 30, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$87,524	100.0%	$79,320	100.0%
Promotional allowances	(12,243)	14.0	(13,249)	16.7
Direct expenses	(68,421)	78.2	(61,798)	77.9
EBITDA	6,860	7.8	4,273	5.4
Depreciation and amortization	(7,287)	8.3	(7,381)	9.3
Loss from casino operations-Nevada	$(427)	(0.5)%	$(3,108)	(3.9)

Nevada casino operations accounted for 43% of total revenues for the three months ended September 30, 2009 and 41% of total revenues for the three months ended September 30, 2008.  Revenues derived from Nevada casino operations were $79.3 million for the three months ended September 30, 2009, a decrease of $8.2 million, or 9%, from $87.5 million for the three months ended September 30, 2008.  The decrease is attributable primarily to reduced customer volume and spending associated with the general economic downturn.

Nevada casino operating costs were $61.8 million, or 78% of revenues, for the three months ended September 30, 2009, compared to $68.4 million, or 78% of revenues, for the three months ended September 30, 2008.  The decrease was due to reductions to variable costs of sales related to revenue decreases and lower staffing levels.

Nevada casino promotional spending was up $1.0 million, or 8%, due to increased competition in the challenging economic environment, requiring more aggressive promotional campaigns to attract and maintain the revenue.  Promotional allowances increased from 14% of revenues for the three months ended September 30, 2008 to 17% of revenues for the three months ended September 30, 2009 as revenue declined despite increased promotional spending.

Depreciation and amortization expense was $7.4 million for the three months ended September 30, 2009, an increase of $0.1 million from $7.3 million for the three months ended September 30, 2008.

Nevada casino EBITDA was $4.3  million for the three months ended September 30, 2009, a decrease of $2.6 million, or 38%, from $6.9 million for the three months ended September 30, 2008.  The Northern Nevada properties had EBITDA of $2.2 million for the three months ended September 30, 2009, down $1.0 million from the three months ended September 30, 2008.  The Southern Nevada casinos had EBITDA of $1.7 million for the three months ended September 30, 2009, down $1.7 million from the same period in 2008.

Casino Operations — Other States

	Three months ended September 30, 2008		Three months ended September 30, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$35,278	100.0%	$35,267	100.0%
Promotional allowances	(4,650)	13.2	(4,413)	12.5
Direct expenses	(21,732)	61.6	(21,538)	61.1
EBITDA	8,896	25.2	9,316	26.4
Depreciation and amortization	(2,791)	7.9	(2,634)	7.5
Income from casino operations-other states	$6,105	17.3%	$6,682	18.9%

Casino operations in other states accounted for 19% of total revenues for the three months ended September 30, 2009 and 16.5% of total revenues for the three months ended September 30, 2008.  Total revenues derived from casino operations located in states other than Nevada were $35.3 million for the three months ended September 30, 2009 and for the three months ended September 30, 2008.

Promotional allowances for the three months ended September 30, 2009 were $4.4 million compared to $4.7 million for the three months ended September 30, 2008, a decrease of $0.3 million, or 6%, which was due primarily to the decrease in slot club expenses at the Mark Twain and St Joseph Missouri casinos as a result of lower player participation in the slot club at those casinos.

Other state casino operating costs were $21.5 million, or 61% of revenues, for the three months ended September 30, 2009, a decrease of $0.2 million, compared to $21.7 million, or 62% of revenues, for the three months ended September 30, 2008.  Expenses as a percentage of revenue were slightly lower as a result of reduced volume-related expenses such as cost of sales, as well as with a decrease in payroll and related expenses that resulted from lower staffing levels implemented in response to reduced business volume at the Lakeside Iowa casino.

Due to the lower promotional expenses and reduced payroll and related expenses, other state casino EBITDA was $9.3 million for the three months ended September 30, 2009, an increase of $0.4 million, or 4.5%, from $8.9 million for the three months ended September 30, 2008.

Promotional Allowances

Promotional allowances were $17.7 million, or 9.5% of total revenues, for the three months ended September 30, 2009, an increase of $0.8 million, or 5%, from $16.9 million, or 7.9% of total revenues, for the three months ended September 30, 2008.  The increase in promotional allowances was primarily due to increased competition in the Nevada market and the weak economic environment, requiring more aggressive promotional campaigns to attract and maintain the revenue.

Other Operations

Revenue from other operations consists of revenue from sources such as gasoline and convenience store sales, ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations.  Our gas station operations include our gas station and convenience store located in Osceola, Iowa, the Gold Ranch and the three gas stations in Primm, Nevada.  Revenues from other operations were $24.3 million for the three months ended September 30, 2009 compared to $32.3 million for the three months ended September 30, 2008, a decrease of $8.0 million, primarily as a result of the significant decrease in gasoline prices.

Costs of Revenues

	Three months ended September 30, 2008		Three months ended September 30, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Other operations	(26,186)	12.3%	(19,428)	10.4%
General and administrative	(4,935)	2.3%	(5,012)	2.7%
Depreciation and amortization	(14,504)	6.8%	(13,736)	7.4%
Restructuring costs	3,023	1.4%	0	0.0%

Costs associated with these revenues were $19.3 million for the three months ended September 30, 2009 and $26.2 million for the three months ended September 30, 2008, a decrease of $6.9 million primarily associated with decreased gasoline prices.

General and administrative (“G&A”) expenses were $5.0 million for the three months ended September 30, 2009, compared to $4.9 million for the three months ended September 30, 2008.   G&A expenses as a percentage of revenue were 2.7% for the third quarter of 2009, as compared to 2.3% for the third quarter of 2008.

Depreciation and amortization expense was $13.7 million, or $0.8 million lower, for the three months ended September 30, 2009, as compared to $14.5 million for the three months ended September 30, 2008.

The Company incurred restructuring costs, primarily advisory and legal fees, associated with the Restructuring and the Chapter 11 Cases.  These costs were incurred in prior periods associated with the negotiation of amendments to the Lockup Agreement and the Chapter 11 Cases.

Income from Operations

As a result of the factors discussed above, income from operations was $3.3 million for the three months ended September 30, 2009, a decrease of $2.6 million from $5.9 million for the three months ended September 30, 2008.

Other Expenses

Other expense was $2.9 million for the three months ended September 30, 2009, a decrease of $25.4 million from $28.3 million for the three months ended September 30, 2008.  This was primarily associated with adequate protection payments made in the Chapter 11 Cases and the reorganization items incurred in connection with the Chapter 11 Cases.

Our interest costs decreased from $28.5 million during the three months ended September 30, 2008 to zero during the three months ended September 30, 2009.  As a result of the Chapter 11 Cases, the Company no longer incurs contractual interest costs and instead makes certain adequate protection payments.

Net Income (Loss)

Net income for the three months ended September 30, 2009 was $0.4 million compared to net loss of $22.4 million for the three months ended September 30, 2008.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009

Route Operations

	Nine months ended September 30, 2008		Nine months ended September 30, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$186,905	100.0%	$153,537	100.0%
Promotional allowances	(68)	0.0	(67)	0.0
Direct expenses	(161,678)	86.5	(137,888)	89.8
EBITDA	25,159	13.5	15,582	10.2
Depreciation and amortization	(13,543)	7.2	(11,841)	7.7
Income from slot route operations	$11,616	6.3%	$3,741	2.5%

Route operations accounted for 27% of total revenues during the nine months ended September 30, 2009 compared with 29% of total revenues for the nine months ended September 30, 2008.  Total revenues from route operations were $153.5 million for the nine months ended September 30, 2009, a decrease of $33.4 million, or 18%, from $186.9 million for the nine months ended September 30, 2008.  At September 30, 2009, we were operating approximately 6,300 slot machines, which is 500 less than the approximately 6,800 we were operating as of September 30, 2008.  The decrease in machines reflects the closures of some taverns, grocery and drug store chain clients and the elimination of certain underperforming route locations.  These factors, coupled with general economic weakness in Nevada, contributed to the decline in route revenue in 2009.

Route operating costs were $137.9 million, or 90% of route revenues, for the nine months ended September 30, 2009.  This compares to $161.7 million, or 87% of route revenues, for the same period in 2008.  The increase in expenses as a percentage of route revenues is due to the fixed nature of many of the route costs.  The decrease in absolute amount of route operating expenses was primarily associated with lower revenues at our participation locations, which are based on operating contracts that provide for a decrease in revenue share costs in proportion to revenue decline.  Additional expense reductions resulted from the elimination of certain underperforming locations referenced above.

Primarily as a result of the issues discussed above, route EBITDA for the nine months ended September 30, 2009 was $15.6 million, a decrease of $9.6 million, or 38%, from $25.2 million for the nine months ended September 30, 2008.

Casino Operations

	Nine months ended September 30, 2008		Nine months ended September 30, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$364,002	100.0%	$347,507	100.0%
Promotional allowances	(47,490)	13.0	(52,476)	15.1
Direct expenses	(267,634)	73.5	(250,531)	72.1
EBITDA	48,878	13.5	44,500	12.8
Depreciation and amortization	(29,606)	8.1	(29,963)	8.6
Impairment	(34,298)	(9.4)	—	0.0
Income (loss) from casino operations	$(15,026)	(4.0)%	$14,537	4.2%

Casino operations accounted for 62% of total revenues for the nine months ended September 30, 2009 and 56% of revenues for the nine months ended September 30, 2008.  Total revenues derived from casino operations were $347.5 million for the nine months ended September 30, 2009, a decrease of $16.5 million, or 5%, from $364.0 million for the nine months ended September 30, 2008.  The decrease is primarily attributable to the continuing impact on the Nevada casino properties of the general economic downturn.

Casino Operations — Nevada

	Nine months ended September 30, 2008		Nine months ended September 30, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$259,534	100.0%	$240,650	100.0%
Promotional allowances	(33,594)	12.9	(39,473)	16.4
Direct expenses	(202,791)	78.1	(185,586)	77.1
EBITDA	23,149	9.0	15,591	6.5
Depreciation and amortization	(21,164)	8.2	(22,043)	9.2
Impairment	(30,698)	(11.8)	—	0.0
Loss from casino operations-Nevada	$(28,713)	(11.0)%	$(6,452)	(2.7)%

Nevada casino operations accounted for 43% of total revenues for the nine months ended September 30, 2009 and 40% of total revenues for the nine months ended September 30, 2008.  Revenues derived from Nevada casino operations were $240.7 million for the nine months ended September 30, 2009, a decrease of $18.8 million, or 7%, from $259.5 million for the nine months ended September 30, 2008.  The decrease is attributable primarily to reduced customer volume and spending associated with the general economic downturn.

Nevada casino operating costs were $185.6 million, or 77% of revenues, for the nine months ended September 30, 2009, compared to $202.8 million, or 78% of revenues, for the nine months ended September 30, 2008.  The decrease was due to reductions to variable costs of sales related to revenue decreases and lower staffing levels.

Nevada casino promotional spending was up $5.9 million, or 18%, due to increased competition in the challenging economic environment, requiring more aggressive promotional campaigns to attract and maintain the revenue.  Promotional allowances increased from 13% of revenues for the nine months ended September 30, 2008 to 16% of revenues for the nine months ended September 30, 2009 as revenue declined despite increased promotional spending.

Depreciation and amortization expense was $22.0 million for the nine months ended September 30, 2009, an increase of $0.9 million, or 4% from $21.2 million for the nine months ended September 30, 2008.

An interim impairment test for the Primm Properties was performed at June 30, 2008, and as a result the Company recognized a non-cash impairment charge of $30.7 million in the first nine months of 2008 to reduce to zero the carrying value of goodwill related to the Primm Casinos.  The Company has not recognized any impairment charges in 2009.

Nevada Casino EBITDA was $15.6 million for the nine months ended September 30, 2009, a decrease of $7.5 million, or 32%, from $23.1 million from the nine months ended September 30, 2008.  The Northern Nevada properties had EBITDA of $6.5 million for the nine months ended September 30, 2009, down $1.6 million from the nine months ended September 30, 2008.  The

Southern Nevada casinos had EBITDA of $8.1 million for the nine months ended September 30, 2009, down $5.9 million from the same period in 2008.

Casino Operations — Other States

	Nine months ended September 30, 2008		Nine months ended September 30, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$104,468	100.0%	$106,857	100.0%
Promotional allowances	(13,896)	13.3	(13,003)	12.2
Direct expenses	(64,843)	62.1	(64,945)	60.8
EBITDA	25,729	24.6	28,909	27.0
Depreciation and amortization	(8,442)	8.1	(7,920)	7.4
Impairment	(3,600)	(3.4)	—	0.0
Income from casino operations-other states	$13,687	13.1%	$20,989	19.6%

Casino operations in other states accounted for 19% of total revenues for the nine months ended September 30, 2009 and 16% of total revenues for the nine months ended September 30, 2008.  Total revenues derived from casino operations located in states other than Nevada were $106.9 million, an increase of $2.4 million from $104.5 million for the nine months ended September 30, 2008.  The revenue increase occurred at both of our Missouri properties.  The revenue increases at our Missouri properties were predominantly a result of lower revenues in the second quarter of 2008 due to the impact of floods in the Midwest during that time.  In June 2008, the Lagrange facility was closed for two weeks and the St Jo facility experienced a decrease in business related to the floods.  The Company received a payment under its business recovery insurance policy related to these floods in the third quarter of 2008, which offset in part the lower revenues in the second quarter of 2008.  Revenues at our Lakeside Iowa casino declined due to continued competitive pressures in the Iowa market as well as general economic weakness in the region.

Other state casino operating costs were substantially the same for the nine months ended September 30, 2009 and 2008.

An interim impairment test of the Lakeside Iowa assets was performed at June 30, 2008, and as a result the Company recognized a non-cash impairment charge of $3.6 million in the first nine months of 2008 to reduce the carrying value of the license acquired in the acquisition of this property.  The Company has not recognized any impairment charges in 2009.

Other state casino EBITDA was $28.9 million for the nine months ended September 30, 2009, an increase of $3.2 million, or 12.5%, from $25.7 million from the nine months ended September 30, 2008.

Promotional Allowances

Promotional allowances were $52.5 million, or 9.3% of total revenues, for the nine months ended September 30, 2009, an increase of $4.9 million, or 10%, from $47.6 million, or 7.4% of total revenues, for the nine months ended September 30, 2008.  The increase is attributable primarily to promotional allowances in Nevada and resulted from increased competitive pressures.

Other Operations

Revenue from other operations consists of revenue from sources such as gasoline and convenience store sales, ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations.  Our gas station operations include our gas station and convenience store located in Osceola, Iowa, the Gold Ranch and the three gas stations in Primm, Nevada.  Revenues from other operations were $64.6 million for the nine months ended September 30, 2009 compared to $95.8 million for the nine months ended September 30, 2008, a decrease of $31.2 million, as a result of the significant decrease in gasoline prices.

Costs of Revenues

	Nine months ended September 30, 2008		Nine months ended September 30, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Other operations	78,800	12.2%	50,112	8.9%
General and administrative	15,248	2.4%	15,005	2.7%
Depreciation and amortization	43,367	6.7%	42,045	7.4%
Restructuring costs	14,844	2.3%	9,814	1.7%

Costs associated with other revenues were $50.1 million for the nine months ended September 30, 2009 and $78.8 million for the nine months ended September 30, 2008, a decrease of $28.7 million primarily associated with decreased gasoline prices.

G&A expenses were $15.0 million for the nine months ended September 30, 2009, a decrease of $0.2 million, or 1%, from $15.2 million for the nine months ended September 30, 2008.  The decrease was primarily due to reduced payroll as well as travel and related costs.  G&A expenses as a percentage of revenue were 2.7% for the first nine months of 2009 compared to 2.4% for the same period in 2008.  The increase in G&A expenses as a percentage of revenue was primarily due to the with lower revenue in 2009.

Depreciation and amortization expense was $42.0 million for the nine months ended September 30, 2009, a decrease of $1.4 million from $43.4 million for the nine months ended September 30, 2008.

The Company also incurred restructuring costs associated with the Restructuring and Chapter 11 Cases, primarily associated with bank, legal and advisory fees.  These costs were $9.8 million for the nine months ended September 30, 2009 and $14.8 million for the nine months ended September 30, 2008.

Income (Loss) from Operations

As a result of the factors discussed above, the Company had income from operations of $7.7 million for the nine months ended September 30, 2009, an increase of $24.4 million from a loss of $16.7 million for the nine months ended September 30, 2008.  The loss for the nine months ended September 30, 2008 includes $30.7 million in impairment charges to goodwill associated with the Primm Properties and a $3.6 million impairment charge to the gaming license at the Lakeside Iowa property.

Other Expenses

Other expense was $35.7 million for the nine months ended September 30, 2009, a decrease of $48.8 million from the nine months ended September 30, 2008 when other expense was $84.5 million.  This was primarily associated with adequate protection payments made in the Chapter 11 Cases and the reorganization items incurred in connection with the Chapter 11 Cases.

Our interest costs decreased from $85.3 million during the first nine months of 2008 to $29.5 million during the first nine months of 2009.  As a result of the Chapter 11 Cases, the Company no longer incurs contractual interest costs after the Petition Date of March 21, 2009 and instead makes certain adequate protection payments.

Net Loss

Net loss for the nine months ended September 30, 2009 was $27.9 million.  This compares to a net loss of $101.3 million recorded for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows; Restructuring

On March 22, 2009, the Debtors commenced their Chapter 11 Cases before the Bankruptcy Court.  The Chapter 11 Cases are being jointly administered.  The Debtors are continuing to operate their businesses and manage their properties as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  In general, we are authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On October 30, 2009, the Bankruptcy Court orally confirmed the Plan, which provides for the following Restructuring, to be consummated on the Substantial Consummation Date:

•                  Conversion of all allowed claims under the amended Credit Agreement into debt and equity of Reorganized Herbst Gaming.

•                  Termination of all outstanding obligations under the Subordinated Notes.

•                  Cancellation of 100% of the existing equity in the Company.

The Bankruptcy Court is expected to enter written findings of fact and conclusions of law and an order with respect to the confirmation of the Plan in the ordinary course.  The Plan generally will be implemented on the Substantial Consummation Date.  However, the Plan provides that certain payments will be made on the Effective Date, including payment of certain allowed priority claims, certain secured claims and general unsecured claims, in some cases with interest from the Petition Date, as described in the Plan and the Disclosure Statement.

The Restructuring will not be complete until the Substantial Consummation Date.  The Substantial Consummation Date will not occur until the Restructuring and the individuals proposed as officers, directors and key employees of the reorganized Debtors have received all requisite governmental and regulatory approvals, and the satisfaction or waiver of the following conditions: (i) none of the Debtors and Lenders are in material breach of the Plan; and (ii) the Bankruptcy Court has authorized the assumption and rejection of certain contracts of the Debtors.  We currently expect that the Substantial Consummation Date will occur in the fourth quarter of 2010, although we cannot assure you that all conditions to the Substantial Consummation Date will be satisfied by that date, or at all, or that we will be successful in implementing the Restructuring in the form contemplated by the Plan or at all.  The Plan provides that the Substantial Consummation Date must occur no later than one year following the Effective Date of the Plan, unless extended by mutual agreement of the Debtors and required Lenders.  In the event that the Substantial Consummation Date does not occur within that time, the confirmation of the Plan will be vacated and all claims (except for allowed priority claims, certain secured claims unrelated to the Lenders or the Subordinated Noteholders, and general unsecured claims) will be restored as though the Effective Date had never occurred.

The Debtors and Lenders holding, in the aggregate, approximately 61% of all of the outstanding claims under the amended Credit Agreement are parties to the Lockup Agreement.  Pursuant to the Lockup Agreement, the parties thereto are contractually obligated to use commercially reasonable efforts to successfully consummate the Restructuring and achieve the expeditious consummation of the Plan.  The Lockup Agreement will automatically terminate, pursuant to its terms, if the Substantial Consummation Date does not occur within one year of the Effective Date, unless such termination event is waived by the required Lenders within five days.  In the event that the Substantial Consummation Date does not occur within that time, the Lenders would no longer be obligated to support the Restructuring.

The Plan provides that, from the Effective Date through the Substantial Consummation Date, the Debtors will continue to be managed by the existing officers and directors and the Company’s COO/Gaming, who will work, subject to all applicable gaming laws and regulations, in consultation with the Lenders regarding the management of operations, maintenance of working capital and utilization of cash flows of the Debtors.

Due to the occurrence and continuation of events of default, the amounts outstanding under the amended Credit Agreement and the indentures pursuant to which the Subordinated Notes were issued are immediately due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against the Company under applicable bankruptcy law.  Based on the filing of the Chapter 11 Cases, the entire balance outstanding under the amended Credit Agreement and all of the amounts outstanding under the indentures pursuant to which the Subordinated Notes were issued are included in liabilities subject to compromise at September 30, 2009.  The Company classifies liabilities subject to compromise as a long-term liability.

The current outstanding balance under the amended Credit Agreement is $858 million.  The Plan provides, in part, that the Lenders will receive 100% of the equity of Reorganized Herbst Gaming in addition to a $350 million new senior secured bank loan issued by Reorganized Herbst Gaming.

The Cash Collateral Order provides for adequate protection payments to be made to the Lenders during the period commencing on the Petition Date and ending following the Effective Date in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured as of the last day of each fiscal quarter and to be paid on the 30th day thereafter) reduced by certain unpaid restructuring costs, as well as costs and expenses of the professionals retained by the administrative agent.  Based on the Company’s cash and cash equivalents as of September 30, 2009, taking into account the required Effective Date payments described above in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, no adequate protection payment was made on October 30, 2009.  The Plan provides for adequate protection payments to be made to the Lenders during the period commencing on the Effective Date and ending on the Substantial Consummation Date in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured as of the end of every third full calendar month following the Effective Date, and to be paid 30 days thereafter.

Operating Activities

During the nine months ended September 30, 2009, operating activities provided $39.6 million in cash flows on $27.9 million in net loss.  This compares to $3.4 million in cash flows used on $101.3 million in net loss for the nine-month period ended September 30, 2008.  The net loss for the period ended September 30, 2008 included a $34.3 million non-cash impairment charge.  The increase in cash flows resulted from the decrease in cash interest paid as a result of the Chapter 11 Cases.  Based on the filing of the Chapter 11 Cases, the Company does not make payments under the amended Credit Agreement, and instead makes certain adequate protection payments pursuant to the Cash Collateral Order, which remains in effect until the Effective Date, and the Plan, which provides for adequate protection payments for the period from the Effective Date through the Substantial Consummation

Date. Based upon the Company’s cash and cash equivalents as of September 30, 2009, taking into account the required Effective Date payments described above in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, no adequate protection payment was made on October 30, 2009.

Investing Activities and Capital Expenditures

For the nine months ended September 30, 2009, we used net cash of $16.7 million for investing activities, primarily related to the capital expenditures of $11.8 million spent for the maintenance of our properties and for the construction of a spa facility at our Primm property, and $5.2 million in lease acquisition costs.

Capital expenditures for the remainder of the year are anticipated to be approximately $7.0 million.  However, to the extent that our results of operations continue to decline, we may elect to delay some of the capital expenditures in order to preserve short-term liquidity.

Financing Activities

For the nine months ended September 30, 2009, we used net cash of $18.0 million for financing activities related to reorganization items incurred.  During the nine months ended September 30, 2008, the Company repaid debt of $5.8 million while borrowing $35.9 million.

The amended Credit Agreement provides for an $860.0 million senior credit facility.  This facility includes a revolving credit facility in the amount of $100.0 million and $746.8 million of term loans.  Due to the occurrence and continuation of events of default, the amount outstanding under the amended Credit Agreement is immediately due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against the Company under applicable bankruptcy law.  Our revolving credit facility was fully drawn at September 30, 2009, and the commitments of our lenders have been terminated under the amended Credit Agreement.  Interest accrues on borrowings under the amended Credit Agreement based on a floating rate.  This floating rate is based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread.  Our average floating rate on debt incurred under the amended Credit Agreement was 12.5% at September 30, 2009.  However, based on the filing of the Chapter 11 Cases, the Company does not make payments under the amended Credit Agreement, and instead makes certain adequate protection payments pursuant to the Cash Collateral Order and the Plan, as described above.  Based on the Company’s cash and cash equivalents as of September 30, 2009, taking into account the required Effective Date payments described above in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, no adequate protection payment was made on October 30, 2009.

At September 30, 2009, our debt included approximately $159.4 million of our 8 1/8% Notes and $170.0 million of our 7% Notes.  After giving effect to indebtedness under our Subordinated Notes and borrowings under our amended Credit Agreement, as well as accrued interest, our total liabilities subject to compromise were approximately $1.2 billion as of September 30, 2009.  Please refer to “Liquidity and Capital Resources — Cash Flows; Restructuring” for a discussion of the Restructuring and treatment of our outstanding indebtedness in the Plan.

Other significant uses of cash in the nine months ended September 30, 2009 include our adequate protection payments, which were approximately $18 million for the nine months ended September 30, 2009. Based on the Company’s cash and cash equivalents as of September 30, 2009, taking into account the required Effective Date payments, no adequate protection payment was made on October 30, 2009.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies can be found in our 2008 Form 10-K.  There have been no material changes to our critical accounting polices during the nine months ended September 30, 2009.

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

Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change.  Actual results of our operations may vary materially from any forward-looking statement made by or on our behalf.  Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved.  Undue reliance should not be placed on any forward-looking statements.  Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, the following:

•      We may not gain the approval of the implementation of the Plan from the requisite regulatory authorities, or complete the Plan by the Substantial Consummation Date.  It is therefore uncertain whether we will emerge from bankruptcy.  Even if successful, the Chapter 11 Cases may adversely affect our business, including our relationships with our customers and suppliers.  We may lose valuable contracts in the process of the bankruptcy.

•      The current general economic downturn, and in particular the economic downturn in Southern Nevada and Southern California (two of our primary markets), has adversely affected, and may continue to adversely affect, our business.

•      Our substantial indebtedness upon emergence from bankruptcy could adversely affect our financial health and prevent us from fulfilling our obligations under the instruments governing our outstanding indebtedness.

•      We will require a significant amount of cash to service our indebtedness.  Our ability to generate cash depends on many factors beyond our control.

•      The success of our route operations is dependent, among other things, on our ability to renegotiate and renew our contracts.

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

PART II — OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

On February 17, 2006, the Clark County Circuit Court entered judgment of a jury verdict delivered on January 14, 2006 against ETT for $4.1 million in compensatory damages and $10.1 million in punitive damages.  The jury verdict was delivered in connection with an action brought by the family of an individual that alleged that ETT had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from ETT and, while drunk, hit and killed the individual.  The punitive damage award was subsequently lowered to $4.1 million in a post-trial ruling.  The Company believes the award of compensatory and punitive damages against ETT, the liability of ETT, and the amount thereof, is not supportable in either law or in fact and plans to vigorously pursue all appropriate post-trial and other remedies, including exercising its right to appeal.  The Company has appealed this decision.  Based on a review of the legal opinions and facts available to the Company at this time, the Company believes it is adequately reserved for any potential liability related to this incident.  The lawsuit is currently on appeal. The Supreme Court of the State of Nevada has set a hearing date of December 9, 2009.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

The Company is in default under the amended Credit Agreement and the indentures pursuant to which the Subordinated Notes were issued, and has filed the Chapter 11 Cases.  Please refer to our discussion under “Liquidity and Capital Resources—Cash Flows; Restructuring” for a discussion of the Restructuring and the Plan.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

(a)           Exhibits.

In reviewing the agreements included as exhibits to this quarterly report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements.  Certain of the agreements contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Date: November 16, 2009	HERBST GAMING, INC.
(Registrant)

	By:	/s/ Mary E. Higgins
Mary E. Higgins
	Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Twenty-Second Amendment to Lease and Sublease Agreement, dated June 30, 2009, by and between Smith’s Food & Drug Centers, Inc., Herbst Gaming, Inc. and Market Gaming, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Confidential treatment for portions of this document has been requested pursuant to Rule 406 under the Securities Act of 1933.  The omitted portions have been separately filed with the Securities and Exchange Commission.