Form 10-K
period 2009-12-31
HERBST GAMING INC
filed 2010-03-31
CIK 1160294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Applicable ☐  Not Applicable ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 was $0.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐ Not Applicable ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of December 31, 2009.

Common Stock, no par value, 300 outstanding shares.

Documents Incorporated by Reference

None.

PART I

Item 1.           Business.

General

We are a diversified gaming company that focuses on two business lines: slot route operations and casino operations.  Our slot route operations involve the exclusive installation and operation of slot machines in certain strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants.  We currently have approximately 6,200 slot machines in our slot route business and are one of the largest slot machine operators in Nevada.  As of December 31, 2009, our casino operations in Nevada consisted of 12 casinos.  Five of these casinos focus on local gaming patrons in Southern Nevada, and include the ownership and operation of Terrible’s Hotel & Casino in Las Vegas, Nevada and four other small casinos in Southern Nevada operated under the Terrible’s name. We also operate the following four casinos in Northern Nevada, all of which were acquired by the Company in January 2007: Terrible’s Rail City Casino in Sparks, Nevada (“Rail City”); the Sands Regency Casino Hotel in downtown Reno, Nevada (“Sands”); Terrible’s Gold Ranch Casino and RV Resort in Verdi, Nevada (“Gold Ranch”) and Terrible’s Dayton Depot Casino (“Dayton Casino” and together with Rail City, Sands and Gold Ranch, the “Sands Regent Casinos”) in Dayton, Nevada.  In addition, we operate the following three casinos in Primm, Nevada, all of which were acquired by the Company in April 2007: Buffalo Bill’s Hotel and Casino (“Buffalo Bill’s”), Primm Valley Resort and Casino (“Primm Valley”) and Whiskey Pete’s Hotel and Casino (“Whiskey Pete’s”, and together with Buffalo Bill’s and Primm Valley, the “Primm Casinos”).  As of December 31, 2009, these casinos in Nevada contained an aggregate of approximately 6,300 slot machines and 119 table games.  Our casino operations outside of Nevada consist of Terrible’s St. Jo Frontier Casino in St. Joseph, Missouri (“St. Jo”), Terrible’s Mark Twain Casino in LaGrange, Missouri (“Mark Twain”), and Terrible’s Lakeside Casino Resort in Osceola, Iowa (“Lakeside Iowa”).  As of December 31, 2009, these three properties contained an aggregate of approximately 2,200 slot machines and 45 table games.

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

Chapter 11 Reorganization

On March 22, 2009 (the “Petition Date”), Herbst Gaming, Inc. (“Herbst” or the “Company”) and certain of its subsidiaries (the “Subsidiary Guarantors”, and together with the Company, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code, 11 U.S.C. §§ 101-1532 (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”) under case numbers 09-50746-gwz through 09-50763-gwz.  From the period commencing on the Petition Date up to and including the Effective Date (as defined below), the Debtors operated their businesses and managed their properties as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Pursuant to an order of the Bankruptcy Court, the Chapter 11 Cases are being jointly administered.

On July 22, 2009, the Debtors filed with the Bankruptcy Court an amended joint plan of reorganization.  On January 22, 2010, the Bankruptcy Court issued an Amended Order Confirming Debtors’ First Amended Joint Plan of Reorganization (the “Order”), confirming the amended joint plan of reorganization, as modified by the Findings of Fact and Conclusions of Law in Support of Order Confirming Debtors’ First Amended Joint Plan of Reorganization (the “Findings of Fact “) entered contemporaneously with the Order (the amended joint plan of reorganization as modified by the Findings of Fact, the “Plan”).  The Plan became effective on February 5, 2010 (the “Effective Date”), but will not be fully implemented until the Substantial Consummation Date (as defined below).  Since the Effective Date, the Debtors have been operating as reorganized debtors pursuant to the terms and provisions of the Plan and, except as otherwise specifically provided for in the Plan, outside the jurisdiction of the Bankruptcy Court.  Upon the Substantial Consummation Date, the Plan provides for the following restructuring (the “Restructuring”) of the Debtors to occur:

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

Following the Substantial Consummation Date, Reorganized Herbst Gaming will hold all of the equity interests in the Reorganized Debtors (as defined below) and the Company will be dissolved.

The Plan generally will be fully implemented on the third business day following the satisfaction or waiver of all conditions to substantial consummation of the Plan (the “Substantial Consummation Date”), which are described in the paragraph below.  However, pursuant to the Plan certain payments were made on or shortly after the Effective Date, including payment of allowed priority claims, certain allowed secured claims and allowed general unsecured claims, in some cases with interest from the Petition Date, as described in the Plan and the Second Amended Disclosure Statement to Accompany the Plan filed with the Bankruptcy Court on August 7, 2009.

Additionally, under the Plan, between the Effective Date and the Substantial Consummation Date the Company will make adequate protection payments to the lenders under the amended Credit Agreement (the “Lenders”) in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured initially as of the end of the third full calendar month following the Effective Date, and then as of the end of every third full calendar month thereafter, and paid 30 days thereafter).

The Plan will not be fully implemented until the Substantial Consummation Date.  The Substantial Consummation Date will not occur until the Restructuring and the individuals proposed as officers, directors and key employees of Reorganized Herbst Gaming and the Subsidiary Guarantors, as they will be reorganized pursuant to the Plan (collectively, the “Reorganized Debtors”) have received all requisite governmental and regulatory approvals.  The Company has been advised by the representatives of the Lenders that the applications of Reorganized Herbst Gaming, as well as the equity holders of Reorganized Herbst Gaming and their principals, have been filed with the gaming authorities in Nevada, Missouri and Iowa, and that the applications of directors, officers and key employees required to submit to licensing are expected to be filed in those jurisdictions in the near future.  The Company has been advised by the representatives of the Lenders that the licensing process is expected to take nine to 12 months.

The Substantial Consummation Date is also subject to the satisfaction or waiver of the following conditions: (i) none of the Debtors and Lenders are in material breach of the Plan; and (ii) the Bankruptcy Court has authorized the assumption and rejection of certain contracts of the Debtors.  The Company currently expects that the Substantial Consummation Date will occur in the fourth quarter of 2010, although the Company cannot assure you that all conditions to the Substantial Consummation Date will be satisfied by that date or at all, or that the Company will be successful in implementing the Restructuring in the form contemplated by the Plan or at all.  The Plan provides that the Substantial Consummation Date must occur no later than February 5, 2011, the first anniversary of the Effective Date, unless extended by mutual agreement of the Debtors and Requisite Lenders (as defined below).  In the event that the Substantial Confirmation Date does not occur by that date, or such later date as may be agreed to by the Debtors and the Requisite Lenders, the confirmation of the Plan would be vacated and all claims (except for allowed priority claims, certain allowed secured claims unrelated to the Lenders or the Subordinated Notes, and allowed general unsecured claims) would be restored as though the Effective Date had never occurred.

On January 28, 2010, the Indenture Trustee, as defined in the Findings of Fact, filed a notice of appeal from the Order.  On January 29, 2010, the Debtors elected to have the Appeal heard by the U.S. District Court for the District of Nevada (the “District Court”) and not the U.S. Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals.  The appellate briefs are due to be filed with the District Court commencing April 3, 2010 with the final reply brief due by May 4, 2010.  The Indenture Trustee has not sought a stay of the Order.

On November 16, 2009, the Indenture Trustee filed its First Amended Complaint for Declaratory Judgment (the “Amended Complaint”) against the Debtors and the Administrative Agent under the amended Credit Agreement seeking, among other relief, a judgment of the Bankruptcy Court determining that the Subordinated Notes entitled to pari passu treatment with the obligations due under the amended Credit Agreement.  The Debtors and the Administrative Agent filed motions to dismiss the Amended Complaint.  On February 23, 2010, the Bankruptcy Court dismissed the Amended Complaint without prejudice to seek leave to re-file the Amended Complaint in the event the Order is set aside in the Appeal.

The Debtors and Lenders holding, in the aggregate, approximately 61% of all of the outstanding claims under the amended Credit Agreement are parties to an amended and restated lockup agreement (the “Lockup Agreement”).  Pursuant to the Lockup Agreement, the parties thereto are contractually obligated to use commercially reasonable efforts to successfully consummate the Restructuring and achieve the expeditious consummation of the Plan.  The Lockup Agreement will automatically terminate, pursuant to its terms, if the Substantial Consummation Date does not occur on or before February 5, 2011, the first anniversary of the Effective Date, unless such termination event is waived by Lenders party to the Lockup Agreement holding at least two-thirds in amount of the total claims held by all Lenders party to the Lockup Agreement (the “Requisite Lenders”) within five days of the occurrence of the termination event.  In the event that the Substantial Consummation Date does not occur by that date, and the Requisite Lenders do not waive the related termination event and the Lockup Agreement is terminated, the Lenders would no longer be obligated to support the Restructuring.

The Plan provides that, from the Effective Date through the Substantial Consummation Date, the Debtors will continue to be managed by the current officers and directors.

Narrative Description of Business

Our business focuses on attracting and fostering repeat business from local gaming patrons in both our route and casino operations.  Local patrons are typically sophisticated gaming customers who seek convenient locations, high payouts and a pleasant atmosphere.

Route Operations

Our route operations involve the exclusive installation and operation of slot machines in chain store and street account locations.  At December 31, 2009, we operated approximately 6,200 slot machines throughout the state of Nevada.  We define chain stores as grocery stores, drug stores, merchandise stores and convenience stores, each with more than five locations.  Our chain store contracts are primarily with large, national retailers such as Albertsons, Vons, Safeway, CVS and Smith’s, as well as Terrible Herbst gas stations and convenience stores.  Street accounts include local bars, restaurants and non-chain convenience stores.  Nevada law limits slot route operations to certain types of non-casino locations including bars, taverns, convenience stores, grocery stores and drug stores.  Most locations are limited to offering no more than 15 slot machines.

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

Casino Operations

Our casino operations consist of 12 casinos in Northern and Southern Nevada.  We also own three casinos in Missouri and Iowa.  All of our casino properties focus on local customers, with an emphasis on slot play.  The following table summarizes our casino assets as of December 31, 2009:

		Number of
Property	Location	Slot Machines	Table Games	Hotel Rooms	Additional

Herbst Gaming Casino Properties (as of December 31, 2009)

Southern Nevada

Terrible’s Hotel & Casino	Las Vegas, NV	960	9	329	Race and sports book 196 seat bingo facility

Terrible’s Town Casino	Pahrump, NV	334	6	—	Race and sports book; 120 seat bingo facility

Terrible’s Lakeside Casino & RV Park	Pahrump, NV	194	—	159 RV spaces	Race and sports book; 192-seat bingo facility; 7 acre lake

Terrible’s Casino & Bowl	Henderson, NV	134	—	—	16-lane bowling alley

Terrible’s Searchlight Casino	Searchlight, NV	75	—	—	—

Buffalo Bill’s	Primm, NV	1,025	34	1,242	31,280 sq. ft. conference space, including the 6,800 seat “Star of the Desert” arena; rollercoaster

Whiskey Pete’s	Primm, NV	747	16	779	8,000 sq. ft. convention space, including a 700 seat showroom

Primm Valley Resort and Casino	Primm, NV	934	34	625	21,000 sq.ft conference space

Northern Nevada

Terrible’s Rail City	Sparks, NV	875	5	—	Sports book/Keno

Sands Regency	Reno, NV	539	15	833	Sports book; 12,000 sq. ft. conference space/Bingo

Terrible’s Gold Ranch	Verdi, NV	235	—	105 RV spaces	Sports book; California lottery station

Terrible’s Dayton Depot Casino	Dayton, NV	247	—	—	Sports book

Midwest

Terrible’s Lakeside Casino Resort	Osceola, IA	1,010	20	60 Hotel Rooms and 47 RV spaces	10,000 sq. ft. conference space; convenience store and gas station; 121 acres (88 acres un-developed; 15 acre lake)

Terrible’s Mark Twain Casino	LaGrange, MO	650	14	—	—

Terrible’s St. Jo Frontier Casino	St. Joseph, MO	543	11	—	2,400 sq. ft. conference space; 40 acres (32 acres undeveloped)

Total		8,592	171	3,869 rooms	329 RV spaces

Southern Nevada Casinos

Terrible’s Hotel & Casino

Terrible’s Hotel & Casino in Las Vegas, Nevada (“Terrible’s”) offers a buffet and a 24-hour café.  There are currently 329 rooms with standard amenities.  Terrible’s is conveniently located approximately one mile east of the Las Vegas Strip, which we believe appeals to locals who wish to avoid the congestion of the Strip.  Terrible’s favorable location has made it popular with Strip casino employees.  Although we are not a tourist destination, we receive a certain amount of tourist traffic through our casino due to our location near the airport, the Strip and the Las Vegas Convention Center.

Terrible’s Searchlight Casino

Terrible’s Searchlight Casino is located in Searchlight, Nevada and offers 75 slot machines, a full-service truck stop and 24-hour café.

Terrible’s Town Casino

Terrible’s Town Casino in Pahrump, Nevada, which is approximately 60 miles from Las Vegas, offers approximately 334 slot machines, six table games, a race and sports book, a 120-seat bingo facility and a restaurant with buffet.

Terrible’s Lakeside Casino & RV Park

Terrible’s Lakeside Casino & RV Park is located in Pahrump, Nevada and offers 194 slot machines, a race and sports book, a 192 seat bingo facility, 159 RV spaces and a restaurant with buffet.

Terrible’s Town Casino & Bowl

Terrible’s Town Casino & Bowl is located in Henderson, Nevada and offers approximately 134 slot machines, a 16-lane bowling alley and 24-hour café.

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

Buffalo Bill’s Hotel and Casino

Buffalo Bill’s offers 1,025 slot machines and 34 table games. In addition to a 1,242 room hotel, Buffalo Bill’s has a full service restaurant and buffet as well as a “Tony Roma’s” restaurant. The western themed property also has extensive entertainment amenities including the 6,800 seat “Star of the Desert” arena that hosts big name entertainers throughout the year.  Buffalo Bill’s has a world class roller coaster as well as water park log rides, a movie theater and a midway style arcade.

Whiskey Pete’s Hotel and Casino

Whiskey Pete’s offers 747 slot machines and 16 table games, a sports book and two full service bars.  Additionally Whiskey Pete’s has a 779 room hotel , a full service coffee shop, a weekend buffet, a McDonald’s restaurant, an 8,000 square feet special events and concert venue with 700 seats and a swimming pool.

Primm Valley Resort and Casino

Primm Valley offers 934 slot machines, 34 table games, a sports book and keno.  Additionally Primm Valley has a 625 room hotel and 21,000 square feet of convention space.  Primm Valley has a full service coffee shop and buffet as well as the GP Steakhouse.  The resort has a swimming pool, and a full service spa is currently under construction.  The Primm Valley Resort is connected to the “Fashion Outlets of Las Vegas,” a retail complex owned by a third party that houses over 100 designer outlet stores, including a Neiman Marcus “Last Call,” a Williams Sonoma Outlet store, and Coach, Tommy Bahama, Banana Republic and Versace factory outlet stores.

Northern Nevada / Sands Regent Casinos

Terrible’s Rail City Casino

Terrible’s Rail City Casino in Sparks, Nevada has approximately 30,000 square feet of gaming space housing 875 slots, five table games, including keno, a sports book operated by an independent party, a 24-hour family-style restaurant and an ale house and brew pub.  Rail City’s customer base comes primarily from Northern Nevada and a majority of its customers reside in close proximity to the casino.

Sands Regency Casino Hotel

Sands Regency Casino Hotel in Downtown Reno, Nevada has approximately 29,000 square feet of gaming space and a full selection of gaming alternatives, including 539 slot machines and 15 table games, as well as keno, bingo, live poker and a sports book operated by an independent party.  Additionally, the Sands resort complex has 833 hotel rooms, including 29 suites, a health spa, and a large outdoor swimming pool.  Dining options at the Sands include Cabana Café, a coffee house/deli-style restaurant, The Buffet at the Sands, and Fuzio’s, an Italian restaurant.  The property also has a Mel’s, the Original, diner style restaurant, and an Arby’s restaurant, both of which are operated by third parties.  The facility also includes an entertainment cabaret, three cocktail lounges, a comedy club operated by a third party and approximately 12,000 square feet of convention and meeting space.  Third parties lease space from the Sands and operate a wedding chapel, a bicycle and ski rental shop, and a beauty shop.  The Sands facility contains multiple parking areas, including a parking garage, with total combined capacity for approximately 1,100 vehicles.  A substantial portion of the Sands’ business, particularly our hotel customer base, is arranged through travel groups, both air and motor coach wholesalers, which offer economy rates, and are primarily from Western Canada, the Pacific Northwest and Northern California.

Terrible’s Gold Ranch Casino and RV Resort

Terrible’s Gold Ranch Casino and RV Resort in Verdi, Nevada offers approximately 235 slot machines in an 8,370 square foot casino, a sports book operated by a third party, a family-style restaurant, a Jack-in-the-Box restaurant leased to and operated by a third-party, a bar, a 105-space RV park, a California lottery station, a gas station and a convenience store.  Gold Ranch’s guests include both tourists and local residents, with local residents generating over half of the property’s casino patronage.  Gold Ranch attempts to attract local residents through mid-week promotions geared toward enhancing local play mainly through lottery, casino, and restaurant programs.  Tourist programs emphasize the RV Park, casino and restaurant cross-promotions.  Gold Ranch attempts to attract as much traffic as possible off Interstate 80, the major Nevada/California thoroughfare.  We lease the real property on which Gold Ranch is located.  The real property lease has a twenty-year term with four five-year extension options ending in 2042.  We possess the option to purchase the real property on which the Gold Ranch business assets are located.

Terrible’s Dayton Depot Casino

Terrible’s Dayton Depot Casino is located in Dayton, Nevada.  We own the building that houses the Dayton Casino and the 4.5 acres of real property on which the Dayton Casino is located, as well as a building and 0.5 acres of real property directly across the street which housed a small tavern that is not currently operating.  Dayton Casino has approximately 16,000 square feet of casino space, a family-style restaurant, 247 slot machines and a sports book operated by a third party.

Casinos Outside Nevada

Terrible’s Lakeside Casino Resort

Lakeside Iowa, a riverboat casino located on West Lake in Osceola, Iowa, offers 1,010 slot machines and 20 table games.  Lakeside Iowa offers a 60 room, all-suite hotel, modular conference and meeting facilities that can seat up to 900 people and that are used for meetings, banquets and concerts, a fitness center, an outdoor pool and a gift shop.  In addition, Lakeside Iowa offers a 280-seat restaurant/buffet and lounge located in the main lobby, two bars located in the casino, a convenience store and gas station that are located adjacent to the casino and 47 RV spaces with utility hookups.  Lakeside Iowa owns 121 acres of land, 88 acres of which are undeveloped.

Terrible’s Mark Twain Casino

Mark Twain, located in a man-made basin adjacent to the Mississippi River in LaGrange, Missouri, offers 650 slot machines and 14 table games.  Mark Twain offers a 157-seat restaurant/bar and an additional bar in the casino.  The casino has a locally popular theme based on Mark Twain, who grew up in and wrote about nearby Hannibal, Missouri.

Terrible’s St. Jo Frontier Casino

St. Jo, located in a man-made basin adjacent to the Missouri River in St. Joseph, Missouri, offers 543 slot machines and 11 table games.  St. Jo offers a bar, a buffet and over 2,400 total square feet of modular conference and meeting space.  The casino and its amenities have a locally popular Pony Express western theme that plays off St. Joseph’s heritage as the founding location and headquarters of the Pony Express.  St. Jo owns 40 acres of land, 32 acres of which are undeveloped.

Financial Information

The primary source of our revenue and income is from our route and casino operations, although we view the restaurants, bars and services on our premises to be important adjuncts to our casino operations.  The following table sets forth the contribution to total net revenues on a dollar and percentage basis of our major activities for the years ended December 31, 2007, 2008 and 2009.

	Years Ended December 31,
	2007(1)		2008(1)		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Revenues:
Route operations(2)	$276,946	35.3%	$243,635	31.6%	$200,637	30.0%
Casino operations(2)
Nevada	331,517	42.2	337,006	43.7	312,149	46.7
Other states	141,731	18.0	137,188	17.8	139,280	20.8
Other	98,987	12.6	116,609	15.2	86,285	12.9
Total revenues	$849,181		$834,438		$738,351
Less promotional allowances(2)	(64,241)	(8.2)	(63,349)	(8.2)	(69,788)	(10.4)
Total net revenues	$784,940	100.0%	$771,089	100.0%	$668,563	100.0%

(1)    Calendar year 2007 reflects a partial year of, operations of the Sands Regent Casinos, which were acquired in January 2007, and the Primm Casinos, which were acquired in April 2007.  As a result, the results of operations for calendar year 2007 may not be comparable to the results of operations in 2008 and 2009.

(2)    Route and casino revenues are the net difference between gaming wins and losses.  Promotional allowances consist primarily of food and beverages furnished gratuitously to customers.  The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances.  See Note 2, Description of Business and Summary of Significant Accounting Policies” to the accompanying Notes to consolidated financial statements in “Item 8.  Financial Statements and Supplementary Data”.

See “Item 8.  Financial Statements and Supplementary Data” for additional financial information about us.

Marketing

Nevada Market

Since we believe that a vast majority of our patrons at our casinos in Southern Nevada are locals, our marketing efforts are primarily focused on the local population of Clark County and Nye County, Nevada.  These marketing efforts seek to capitalize on the strong recognition and high level of quality and value associated with the Terrible Herbst trade name and its cowboy logo, which are used in 87 gasoline stations and convenience stores in Southern Nevada and 12 gasoline stations and convenience stores in California, Arizona and Utah.  The Terrible Herbst brand is prominently displayed in our route and casino operations.  We license the Terrible Herbst trade name from Terrible Herbst, Inc., a related party, through 2011.  Subject to mutual consent, we may extend the term of the license agreement for five successive five-year periods.  The Plan provides that this license agreement will be assigned to Reorganized Herbst Gaming.  As the Terrible Herbst brand is important to our operations in Southern Nevada, any loss of this license could adversely affect our business.  See “Item 13.  Certain Relationships and Related Transactions” for a further discussion of this license agreement.

We have a state of the art player’s club loyalty program, “the one card”, that combines the loyalty programs at all of our Nevada casinos.  Under the one card program customers are rewarded with points for playing at all of our casino locations in Nevada, which points may be redeemed for cash as well as free or discounted rooms, food or other goods or services provided at any such location.

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

The customer base of the Primm Casinos consists primarily of value oriented tourists living in the inland empire of Southern California such as San Bernardino, Victorville and Barstow. The marketing efforts of the Primm Casinos prior to our acquisition were primarily focused on attracting value-minded out-of-market visitors through aggressive promotions and special events.  While continuing this focus, we have been expanding the marketing of these casinos into the Southern Nevada locals market.  The Primm Casinos also manage a 36-hole golf course and a new spa and exercise facility at the Primm Valley Casino that opened in December 2009.

Midwest Market

Each of Lakeside Iowa, Mark Twain and St. Jo has a highly recognizable brand name within its respective community.  In addition, each of Lakeside Iowa, Mark Twain and St. Jo operates a slot club that rewards customers with points for every coin-in.  Points are redeemable for free play as well as points that may be used for food, valet or retail items.  Each of the three casinos also hosts blackjack and slot tournaments as well as other special events on the casino premises that seek to recognize and cultivate regular casino patrons.

Business Strategy

Our business strategy for the route business primarily focuses on attracting and fostering repeat business from local gaming patrons. Local patrons are typically sophisticated gaming customers who seek convenient locations, high payouts and a pleasant atmosphere.  Because local gaming consumers represent high potential repeat business, generating customer satisfaction and loyalty is a critical component of our strategy.  With respect to the casino businesses, our business strategy focuses on the value oriented, high repeat patron from both local and drive in tourist gaming markets.

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

We also maximize profitability through cost-saving technologies.  For example, our multi-denominational, multi-game machines, which allow patrons to tailor their gaming experience to their preferences, may be upgraded by exchanging a computer chip instead of replacing the entire machine.  Other technologies also allow patron jackpot payments on site and help to reduce the need for slot route technicians to drive to locations to fill slot machines with coins or to pay jackpots.

Casino Operations

Our casino operations strategy is to offer high quality gaming, hotel and dining experiences at affordable prices.  Our primary target market consists of value oriented local middle market gaming patrons who gamble frequently.  We believe that we attract our targeted customers and that they return to our casinos because of our high value orientation, as well as convenient locations, great food, ample parking and high slot machine payout rates.  Because locals demand variety and quality in their slot and video poker machine play, our locals casino properties offer the latest in slot and video poker technology.  Although perceived value initially attracts a customer to our casino properties, actual value generates customer satisfaction and loyalty.  For our drive-in tourist market casinos many of the same strategies apply as this market is heavily focused on repeat business and high value.  We experience little, if any, non-drive-in tourist patronage.  As part of our commitment to providing a quality entertainment experience for our patrons, we are dedicated to ensuring a high level of customer satisfaction and loyalty by providing attentive customer service in a friendly, casual atmosphere.  We recognize that consistent quality and a comfortable atmosphere stem from the collective care and friendliness of each employee.

Competition

Nevada Market

Our slot route operations are subject to substantial direct competition for our revenue-sharing and fixed space lease locations from one large route operator and numerous small operators, located principally in Las Vegas, Nevada.  The principal method of competition for slot route operators includes the economic terms of the revenue-sharing or space lease arrangement, the services provided and the reputation of the route operator.  Price competition for revenue-sharing or space lease arrangements is intense and we believe that price competition among slot route operators will continue.  We are one of the largest route operators with approximately 6,200 slot machines situated in locations outside of our casinos as of December 31, 2009.

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

Competition among casinos in the markets in which the Sands Regent Casinos are located, particularly the Reno/Sparks market, is intense. The expansion and maturation of Native American gaming in Northern California, the Pacific Northwest, and British Columbia has had an adverse impact on total gaming revenues of the greater Reno area.  Native American casinos in Northern California offer most of the amenities that casinos in Reno offer, including big name entertainment and hotel rooms. In addition, Thunder Valley, on the Interstate-80 corridor in California, has grown to be one of the country’s busiest and most profitable casinos and is currently expanding its hotel and casino. More Native American casinos and expansions to other existing casinos are planned in Northern California and many are partnering with existing gaming companies that have financial resources to promote their facilities.  Many of our direct competitors in the Reno market have greater financial and other resources than we do.

The Primm Casinos face competition from Native American gaming in Southern California, other casinos outside of Las Vegas, such as casinos located in Laughlin and Mesquite, Nevada, as well as value oriented casinos located in the Las Vegas market.

Midwest Market

Each of Lakeside Iowa, Mark Twain and St. Jo competes for local gaming customers with other casinos in their respective markets.

Lakeside Iowa is located along Interstate 35, approximately 40 miles southwest of Des Moines, Iowa.  The primary competitors of Lakeside Iowa are the Prairie Meadows racino, the Riverside Casino and Golf Resort and the Meskwaki Bingo Casino Hotel.  The Prairie Meadows racino is located approximately 60 miles from Lakeside Iowa east of Des Moines.  Riverside Casino and Golf Resort is located in Riverside, Iowa, approximately 175 miles from Osceola.  The Meskwaki Bingo Casino Hotel is located in Tama, Iowa and is approximately 110 miles from Lakeside Iowa.

Mark Twain is the only casino in northeast Missouri and is approximately 15 miles from Quincy, Illinois and approximately 25 miles from Hannibal, Missouri. The closest casino to Mark Twain is the Catfish Bend Casino, located in Burlington, Iowa, which is approximately 75 miles from LaGrange.

St. Jo is approximately 50 miles north of Kansas City, Missouri. St. Jo primarily targets residents of St. Joseph, Missouri and is the only casino in St. Joseph.  However, St. Jo competes indirectly with four riverboats in Kansas City, Missouri and to a lesser extent with several Native American casinos, the closest of which is approximately 45 miles from St. Joseph.

Certain states have recently legalized, and other states are considering legalizing, casino gaming in certain areas.  In addition, states such as Illinois and Kansas have awarded additional gaming licenses or are expanding permitted gaming.  In addition, Iowa is considering awarding additional gaming licenses in the State.  The award of one or more additional licenses in Iowa or in other locations close to Lakeside Iowa, Mark Twain or St. Jo would be expected to adversely affect our results of operations and financial condition.

Seasonality

We do not believe that our business as a whole is seasonal to any significant degree.  However, our casinos in the Midwest and in Northern Nevada do experience some business interruption during the winter months.  For example, in December 2009 as well as in the first two months of 2010, our Midwest casinos experienced a decline in revenue related to severe weather conditions.

Environmental Laws

Compliance with federal, state and local laws enacted for the protection of the environment to date had no material effect upon our capital expenditures, earnings or competitive position and we do not anticipate any material adverse effects in the future based on the nature of our operations.

Employees

As of December 31, 2009, we employed 5,654 employees.  None of our current employees is covered by a collective bargaining agreement.  We believe that our relationship with our employees is good.

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

Herbst Gaming and the Gaming Subsidiaries are required to submit detailed financial and operating reports to the Nevada Gaming Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Herbst Gaming and its Gaming Subsidiaries must be reported, to and/or approved by, the Nevada Gaming Commission.

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

Any beneficial holder of Herbst Gaming’s voting or non-voting securities, regardless of the number of shares owned, may be required to file an application, be investigated and have his or her suitability as a beneficial holder of Herbst Gaming’s voting or non-voting securities determined if the Nevada Gaming Commission has reason to believe that such ownership would be inconsistent with the declared policies of the State of Nevada.  If such beneficial holder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of its beneficial owners.  The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in connection with conducting such investigation.

The Nevada Act requires any person who acquires more than 5% of a registered corporation’s voting securities to report the acquisition to the Nevada Gaming Commission.  The Nevada Act requires beneficial owners of more than 10% of a registered corporation’s voting securities apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing.  However, an “institutional investor,” as defined in the Nevada Act, that beneficially owns more than 10%, but not more than 11%, of a registered corporation’s voting securities as a result of a stock repurchase by the registered corporation may not be required to file such an application.  Further, an institutional investor that acquires more than 10%, but not more than 25%, of a registered corporation’s voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if that institutional investor holds the voting securities for investment purposes only.  An institutional investor that has obtained a waiver may hold more than 25%, but not more than 29%, of a registered corporation’s voting securities and maintain its waiver if the additional ownership results from a stock repurchase by the registered corporation.  An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered corporation, any change in the corporate charter, bylaws, management, policies or operations of the registered corporation, or any of its gaming affiliates or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the registered corporation’s voting securities for investment purposes only.  Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

Herbst Gaming may be required to disclose to the Nevada State Gaming Control Board and the Nevada Gaming Commission the identities of all holders of its debt securities.  The Nevada Gaming Commission may, in its discretion, require the holder of any debt or similar security of a registered corporation to file applications, be investigated and be found suitable to own the debt or other security of a registered corporation.  If the Nevada Gaming Commission determines that a person is unsuitable to own the security, then pursuant to Nevada law, the registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Gaming Commission, it:

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

Herbst Gaming is required to maintain a current stock ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time.  If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial holder to the Nevada Gaming Authorities.  A failure to make such disclosure may be grounds for finding the record holder unsuitable.  We are also required to render maximum assistance in determining the identity of the beneficial owner.  The Nevada Gaming Commission has the power to require our securities to bear a legend indicating that the securities are subject to the Nevada Act.

Herbst Gaming may not make a public offering of securities without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or similar transactions.  Furthermore, any such approval, if granted, does not constitute a finding, recommendation or approval by the Nevada Gaming Commission or the Nevada State Gaming Control Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered.  Any representation to the contrary is unlawful.

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

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defensive tactics affecting Nevada corporate gaming licensees and registered corporations that are affiliated with those operations may be injurious to stable and productive corporate gaming.  The Nevada Commission has established regulations to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to: (1) assure the financial stability of corporate gaming licensees and their affiliates; (2) preserve the beneficial aspects of conducting business in the corporate form; and (3) promote a neutral environment for the orderly governance of corporate affairs.  Approvals are, in certain circumstances, required from the Nevada Commission before the registered corporation can make exceptional repurchases of voting securities above the current market price and before a corporate acquisition opposed by management can be consummated.  The Nevada Act also requires prior approval of a plan of recapitalization proposed by the registered corporation’s board of directors in response to a tender offer made directly to the registered corporation’s stockholders for the purposes of acquiring control of the registered corporation.

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

The Company’s Iowa excursion gambling boat license was approved for renewal at a March 4, 2010 meeting of the Iowa Gaming Commission.  This license is not transferable and will need to be renewed annually and prior to the commencement of each subsequent annual renewal period.

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

We are undergoing a restructuring under Chapter 11 of the Bankruptcy Code and are operating as reorganized debtors.  Although the Bankruptcy Court has confirmed the Plan, it is uncertain whether we will consummate the Plan or otherwise emerge from bankruptcy or achieve a viable operation.

We are currently operating as reorganized debtors under Chapter 11 of the Bankruptcy Code, and our continuation as a going concern is contingent upon, among other things, our ability to consummate the Plan, gain gaming authority approvals required to effectuate the Plan, comply with terms of future loan agreements, return to profitability, generate sufficient cash flows from operations, and obtain financing sources to meet future obligations.  Further, we may lose valuable contracts to our competitors in the process of the Restructuring.

Although  the Plan has been confirmed by the Bankruptcy Court and has an Effective Date of February 5, 2010 it will not be implemented until the Substantial Consummation Date.  We cannot assure you that the conditions to the Substantial Consummation Date will be met or that the Plan will be consummated.

If the Plan is not consummated, it is unclear whether we will be able to reorganize our business and what, if any, distributions holders of the remaining claims against or equity interests in the Company ultimately would receive with respect to their claims or equity interests.  If an alternative plan of reorganization can not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is possible that holders of claims would receive substantially less favorable treatment than they would receive under the Plan.  On January 28, 2010, the Indenture Trustee filed the Appeal from the Order confirming the Plan.  While the Indenture Trustee has not sought a stay of the Order, we cannot assure you that the Indenture Trustee will not seek such a stay or that a stay, if sought, will not be granted during the pendency of the Appeal and prior to the Substantial Consummation Date.  We cannot assure you that the Order will not be overturned and the Plan set aside.

Prolonged continuation of the Chapter 11 Cases may harm our business.

If the Chapter 11 Cases continue for a prolonged amount of time, the proceedings could adversely affect our business and operations.  The Plan was confirmed with an Effective Date of February 5, 2010.  The Plan will not be fully implemented until the Substantial Consummation Date.  So long as the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with our reorganization instead of focusing exclusively on business operations.  Prolonged continuation of the Chapter 11 Cases will also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our business.  In addition, the longer the Chapter 11 Cases continue, the more likely it is that our customers, suppliers and agents will lose confidence in our ability to successfully reorganize our business and seek to establish alternative commercial relationships.  Furthermore, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the Chapter 11 Cases.  Prolonged continuation of the Chapter 11 Cases may also require us to seek additional financing.  It may not be possible for us to obtain additional financing during or after the Chapter 11 Cases on commercially favorable terms or at all.  If we were to require additional financing during the Chapter 11 Cases and were unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized.

The volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our ability to access financing.

Due to the continuing uncertainty in the capital and credit markets and the global recession, our access to capital upon the emergence from the bankruptcy proceedings may not be available on terms feasible to the Company if at all.

Our operations, and the gaming industry as a whole, have been adversely affected by the recession.  The gaming operations and casinos owned by the Company may be further adversely impacted if general economic conditions do not improve, which could lead to an adverse impact on the operations of the Company.

The results of operations of our route and casino businesses have been negatively impacted by the global financial recession, subprime mortgage crisis, volatile gasoline and energy prices, and the general economic downturn, including a decrease in consumer confidence levels.  The gaming industry is currently experiencing reduced demand.  The demand for gaming is highly sensitive to consumers’ disposable incomes, and a general decline in economic conditions, including businesses downsizing their workforces, may lead to our potential customers having less discretionary income with which to wager.  Many of our customers have also experienced significant reductions in their savings as a result of recent investment losses.  These developments have led, and are likely to continue to lead, to a reduction in our revenues and have materially adversely affected our operating results, as there are fewer customers and our customers spend less than they historically have.  Gaming industry revenues are sensitive to general economic conditions and are influenced by consumer confidence in the economy and other factors.  An extended period of reduced discretionary spending could significantly harm our operations and we may not be able to lower our costs rapidly enough, or at all, to offset a decrease in revenues.  The State of Nevada, one of our  primary markets, has experienced a significant economic downturn.  According to the U.S. Bureau of Labor Statistics, Nevada had the second highest unemployment rate in the country in 2009 at 11.8% compared to the national average of 9.3%.  Other studies have shown Nevada ranked at number one in foreclosure rates in the country for the third quarter of 2009.

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

Any increase in the price of gasoline may have an adverse impact on the results of our operations.

Most of our customers drive in to our locations.  There is very little, if any, non-drive-in patronage for our facilities.  As such, an increase in gasoline prices may have an adverse impact on our operations as it would increase the cost incurred by our customers to drive to our locations.  Though gasoline prices were somewhat more stable during 2009, there can be no guarantee that prices will not rise again, thereby adversely affecting our customer’s discretionary income and therefore our revenue.

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

Our success is substantially dependent upon the efforts and skills of Troy D. Herbst, our Chief Executive Officer, Secretary and Treasurer, Ferenc Szony, our President, Mary E. Higgins, our Chief Financial Officer, and David R. Ross, our Chief Operating Officer - Gaming.  We have entered into employment agreements with Mr. Herbst, Mr. Szony, and Ms. Higgins through 2010.  These agreements automatically renew for successive one-year periods unless sooner terminated or unless either party to the respective agreements notifies the other in writing at least 60 days prior to the date the respective agreement is scheduled to expire.  We have also entered into an employment agreement with Mr. Ross with a term through the earlier of the Substantial Consummation Date or December 31, 2010.  If we were to lose the services rendered by these employees, our operations could be adversely affected.  In addition, we compete with other potential employers for employees, and we may not succeed in hiring and retaining the executives and other employees that we need.  An inability to hire quality employees could have a material adverse effect on our business, financial condition and results of operations.

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

Adverse winter weather conditions, particularly snowfall, can deter customers of our Northern Nevada and Midwest Casinos from traveling or make it difficult for them to frequent its facilities.  If these locations were to experience prolonged adverse winter weather conditions, the results of operations and financial condition of these casinos could also be materially adversely affected, thereby adversely affecting the results of operations and financial condition of the Company.  Although our facilities experienced mild weather conditions for most of 2009, the Midwest Casinos experienced severe weather conditions in December 2009 and January 2010, which negatively impacted the results of operations at those facilities.

Environmental legislations or regulations, if enacted, could lead to an adverse impact on the results of operation and financial condition of the Company if such legislations or regulations result in a smaller drive-in tourist market.

Global climate change issues have received an increased focus on the federal and state government levels which could potentially lead to additional rules and regulations that impact how our drive-in tourist market is able to come to our facilities.  The ultimate impact on our business would be dependent upon the specific rules and regulations adopted and we cannot predict the effects of any such legislation at this time.  However, if such legislations or regulations result in increased costs to motor vehicle drivers, then we may as a result see fewer drive-in tourists, and possibly a lower volume of gasoline sales, which could adversely impact our operations and financial condition.

The business of the Primm Casinos may be adversely impacted if their use of water exceeds allowances permitted by federal and local governmental agencies or if such governmental agencies impose additional requirements in connection with such use of water, which in each case could lead to an adverse impact on the operations of the Company.

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

We own and operate riverboat and dockside casino facilities, which are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, mechanical failure, extended or extraordinary maintenance, flood or other severe weather.  Reduced patronage and the loss of a dockside or riverboat casino from service for any period of time could adversely affect our results of operations.  The riverboats are subject to inspection every year and were inspected in November 2009 in

Missouri.  The Company’s only cruising vessel is its boat located in Lakeside, Iowa, and this boat had its turbines removed in late 2008, as riverboats in Iowa are no longer required to cruise.

Risks Related to Our Indebtedness

We have had, and expect to have upon emergence from the bankruptcy proceedings, significant indebtedness.

We are in default under the amended Credit Agreement and the indentures pursuant to which the Subordinated Notes were issued, and are operating as reorganized debtors pursuant to the Plan.  Please refer to our discussion under “Liquidity and Capital Resources—Cash Flows; Restructuring” for a discussion of the Restructuring.  We have significant outstanding indebtedness.  As of December 31, 2009, our liabilities subject to compromise totaled $1,230,756,000.  Also as of that date, we carried a stockholders’ deficit of $388,245,000 and insufficient earnings to cover our fixed charges.  For these purposes, earnings are defined as earnings before fixed charges and loss on early retirement of debt (other than capitalized interest), and fixed charges consist of contractual interest expensed and capitalized and the interest component of rent expense.

Our substantial indebtedness has resulted in adverse consequences for our business, including the factors listed below.  If the Plan is consummated, Reorganized Herbst Gaming and the other Reorganized Debtors will continue to have significant indebtedness, which could:

•                  make it more difficult to satisfy obligations with respect to the instruments governing our then outstanding indebtedness;

•                  increase vulnerability to general adverse economic and industry conditions;

•                  require the Reorganized Debtors to dedicate a substantial portion of cash flow from operations to debt service, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes;

•                  limit flexibility in planning for, or reacting to, competitive pressures and changes in the business and the industry in which the Reorganized Debtors operate;

•                  place the Reorganized Debtors at a competitive disadvantage compared to our competitors that have less debt; and

•                  limit, along with the financial and other restrictive covenants in the indebtedness, among other things, the Reorganized Debtors’ ability to borrow additional funds.

Our indebtedness imposes restrictive covenants on us.

The Company anticipates that debt to be issued pursuant to the Plan will have covenants that impose operational and financial restrictions on Reorganized Herbst Gaming and the other Reorganized Debtors.  The restrictions imposed and anticipated under these debt instruments include, among other obligations, limitation on the ability to:

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

•                  sell equity interests in subsidiaries;

•                  create dividend and other payment restrictions affecting subsidiaries;

•                  change the nature of our lines of business;

•                  make capital expenditures; and

•                  designate restricted and unrestricted subsidiaries.

The amended Credit Agreement imposes, and we anticipate that the loan agreements to be entered into in order to implement the Plan will impose, various customary affirmative covenants on us and our subsidiaries, including among others, reporting covenants, covenants to maintain insurance, comply with laws, maintain properties and other covenants customary in senior credit financings of this type.  In addition, the amended Credit Agreement requires us, and we anticipate that the loan agreements to be entered into in order to implement the Plan will require, us to comply with various restrictive financial covenants, including interest coverage and debt to operating cash flow ratios, and capital spending limits.  Please refer to our discussion under “Liquidity and Capital Resources—Cash Flows; Restructuring” for a discussion of our defaults under the amended Credit Agreement and the indentures under which the Subordinated Notes were issued and the terms of the new loans contemplated by the Restructuring.

Item 2.    Properties.

Our principal properties consist of the following:

Nevada

Company Headquarters and Warehouse.

We lease a four-acre site in Las Vegas and, pursuant to that lease, own the 50,000 square foot building where our executive offices and operational headquarters are located.  This facility houses our executive and administrative offices and is used for sub-assembly and warehouse space for our slot route operations.  The lease between The Herbst Family Limited Partnership II, a Nevada limited partnership, and us ends on June 30, 2017, with options to renew the lease for five additional successive terms of ten years each.  Pursuant to the Plan, this lease is expected to be modified effective as of the Substantial Consummation Date and assumed by and assigned to one of the Reorganized Debtors on the Substantial Consummation Date.

Office Space and Convenience Store.

We lease a three-acre site and a 50,000 square foot building where our employment center and purchasing department are located.  The lease between Herbst Grandchildren’s Trust, a trust governed under the laws of the State of Nevada and a related party, and us ends on November 27, 2012, with options to renew the lease for five additional successive terms of ten years each.  Pursuant to the Plan, this lease is expected to be modified effective as of the Substantial Consummation Date and assumed by and assigned to one of the Reorganized Debtors on the Substantial Consummation Date.

Terrible’s Searchlight Casino.

We lease the space in which Terrible’s Searchlight Casino is located in Searchlight, Nevada.  The space is leased from Terrible Herbst, Inc. and the lease ends on June 30, 2022, with options to renew the lease for five additional successive terms of ten years each, contingent on Terrible Herbst, Inc. renewing its lease of the property from an unrelated third party.  Pursuant to the Plan, this lease is expected to be modified and assigned to one of the Reorganized Debtors on the Substantial Consummation Date.

Terrible’s Hotel & Casino.

We own the ten-acre site in Las Vegas on which Terrible’s Hotel & Casino is located, consisting of a 45,000 square foot casino with 255 guest rooms.

Terrible’s Town Casino.

Terrible’s Town Casino in Pahrump, Nevada, which is approximately 60 miles from Las Vegas, comprises an approximately 30,000 square foot building on approximately three acres.  We lease the land from The Herbst Family Limited Partnership, a Nevada limited partnership and a related party.  The lease expires on June 30, 2011.  We also have an option to further extend the lease for three additional successive terms of five years through 2026.  Pursuant to the Plan, this lease is expected to be modified and assigned to one of the Reorganized Debtors on the Substantial Consummation Date.

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

Midwest

Lakeside Casino Resort.

We own the land in Osceola, Iowa on which certain facilities of Lakeside Iowa are located, including the all-suite hotel, convention facilities, RV park and convenience store and own an additional 121 acres of land adjacent to or nearby the casino.  We lease the use of West Lake and certain real estate surrounding West Lake from the City of Osceola, Iowa.  This lease expires on May 19, 2014.  We have an option to extend this lease for seven additional successive terms of five years each.

Mark Twain Casino.

We own the land in LaGrange, Missouri on which certain facilities of Mark Twain are located, and own an additional 14 acres of land adjacent to or nearby the casino.

St. Jo Frontier Casino.

We own the land in St. Joseph, Missouri on which certain facilities of St. Jo are located, and own an additional 72 acres of land adjacent to or nearby the casino.

Item 3.    Legal Proceedings.

On February 17, 2006, the Clark County Circuit Court entered judgment of a jury verdict delivered on January 14, 2006 against ETT for $4.1 million in compensatory damages and $10.1 million in punitive damages.  The jury verdict was delivered in connection with an action brought by the family of an individual that alleged that ETT had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from ETT and, while drunk, hit and killed the individual.  The punitive damage award was subsequently lowered to $4.1 million in a post-trial ruling.  The Company believes the award of compensatory and punitive damages against ETT, the liability of ETT, and the amount thereof, is not supportable in either law or in fact and plans to vigorously pursue all appropriate post-trial and other remedies, including exercising its right to appeal.  The Company has appealed this decision and oral arguments were heard by the Supreme Court of the State of Nevada on December 9, 2009.  Based on a review of the legal opinions and facts available to the Company at this time, the Company believes it is adequately reserved for any potential liability related to this incident.

The Company was party to an arbitration in 2008 in Las Vegas, Nevada involving the termination of an employee.  The former employee alleged he was terminated without cause and was therefore due amounts pursuant to his employment agreement.  On March 10, 2009, the Company received an interim award from the arbitrator that awarded the former employee $1.3 million as a result of this arbitration.  The award is currently under appeal; however, the Company fully recognized the award and approximately $0.2 million for attorneys fees in fiscal year 2008.

The Debtors have filed the Chapter 11 Cases in the Bankruptcy Court under case numbers 09-50746-gwz through 09-50763-gwz.  On the Petition Date, the Debtors filed several emergency motions with the Bankruptcy Court, including a motion to have the Chapter 11 Cases jointly administered.  On March 29, 2009, the Bankruptcy Court conducted hearings on the motion, including the motion for joint administration.  The Bankruptcy Court granted the motions either on a final basis or an interim basis with a continued hearing date regarding the interim orders on April 30, 2009. The joint administration motion was granted with the lead case being “Zante Inc” being case number 09-50746-gwz.  From the period commencing on the Petition Date up to and including the Effective Date, the Debtors operated their businesses and managed their properties as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  For convenience, XRoads Court Management Services has established a webpage for access to all pleadings filed in the Chapter 11 Cases.  The web address is http://www.xroadscms.net/zante.  Please refer to our discussion under “Liquidity and Capital Resources—Cash Flows; Restructuring” for a further discussion of the Chapter 11 Cases.  On July 22, 2009, the Debtors filed with the Bankruptcy Court an amended joint plan of reorganization.  On July 22, 2009, the Debtors filed with the Bankruptcy Court an amended joint plan of reorganization.  On January 22, 2010, the Bankruptcy Court confirmed the Plan.  The Plan became effective on February 5, 2010 (the “Effective Date”), but will not be fully implemented until the Substantial Consummation Date.  The Debtors are currently operating their businesses and managing their properties as reorganized debtors in accordance with the applicable provisions of the Bankruptcy Code and the Plan until the Substantial Consummation Date; and except as otherwise specifically provided for in the Plan, are operating outside the jurisdiction of the Bankruptcy Court.  On January 28, 2010, the Indenture Trustee filed the Appeal from the Order.  On January 29, 2010, the Debtors elected to have the Appeal heard by the District Court and not the U.S. Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals.  The appellate briefs are due to be filed with the District Court commencing April 3, 2010 with the final reply brief due by May 4, 2010.  The Indenture Trustee has not sought a stay of the Order.

On November 16, 2009, the Indenture Trustee filed its Amended Complaint against the Debtors and the Administrative Agent under the amended Credit Agreement seeking, among other relief, a judgment of the Bankruptcy Court determining that the Subordinated Notes are entitled to pari passu treatment with the obligations due under the amended Credit Agreement.  The Debtors and the Administrative Agent filed motions to dismiss the Amended Complaint.  On February 23, 2010, the Bankruptcy Court dismissed the Amended Complaint without prejudice to seek leave to re-file the Amended Complaint in the event the Order is set aside in the Appeal.

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

(c)          Dividends

No dividends were paid in fiscal years 2008 and 2009.

The amended Credit Agreement and the indentures governing the Subordinated Notes restrict our ability to declare or make distributions on our capital shares.  Prior to the filing of the Chapter 11 Cases, the only distributions that we made on our common stock were distributions permitted by the instruments governing our outstanding indebtedness.  Since filing the Chapter 11 Cases, we have not made any distributions on our common stock.  See “Item 8.  Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”

Item 6.    Selected Financial Data.

In the tables below, we provide selected consolidated historical financial data as of and for the periods indicated.  We prepared this information using audited financial statements for the fiscal years ended December 31, 2009, December 31, 2008, December 31, 2007, December 31, 2006, and December 31, 2005.  In February 2005, we consummated the acquisition of Lakeside Iowa, Mark Twain and St Jo, and as a result the period beginning on January 1, 2005 may not be comparable to prior years.  Similarly, in January 2007 we consummated the acquisition of the Sands Regent Casinos and in April 2007 we consummated the acquisition of the Primm Casinos, and as a result the period beginning January 1, 2007 may not be comparable to prior years.  When reading this selected historical consolidated financial data, it is important to read it in conjunction with our consolidated financial statements and related notes contained in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8.  Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” included in this Form 10-K.

We have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986.  Under those provisions, the owners of our company pay income taxes on our taxable income.  Accordingly, a provision for income taxes is not included in our financial data.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(in thousands)
Income statement data:
Revenues
Route operations	$339,401	$347,041	$276,946	$243,635	$200,637
Casino operations
Nevada	95,400	95,614	331,517	337,006	312,149
Other states	117,774	141,435	141,731	137,188	139,280
Other operations	4,923	10,676	98,987	116,609	86,285
Total revenues	557,498	594,766	849,181	834,438	738,351
Promotional allowances—route	(223)	(86)	(64)	(90)	(126)
Promotional allowances—casino	(21,434)	(32,617)	(64,177)	(63,259)	(69,662)
Net revenues	535,841	562,063	784,940	771,089	668,563
Costs of revenues:
Route operations	258,114	271,463	244,086	215,653	182,734
Casino operations
Nevada	59,125	64,349	245,507	262,338	242,957
Other states	79,239	87,852	89,745	88,835	85,105
Depreciation and amortization	33,941	38,124	56,405	57,783	55,426
General and administrative	15,217	13,324	22,983	21,485	18,913
Other operations	—	6,491	80,184	94,522	67,333
Restructuring costs	—	—	—	17,717	9,814
Loss on impairment of assets	3,360	—	72,965	106,271	7,192
Total costs and expenses	448,996	481,603	811,875	864,604	669,474
Income (loss) from operations	86,845	80,460	(26,935)	(93,515)	(911)
Interest income	740	734	1,481	921	161
Interest expense	(36,532)	(39,134)	(85,631)	(116,832)	(29,530)
Change in value of derivative instruments	—	—	(16,115)	—	—
Loss on early retirement of debt(1)	(221)	—	—	—	—
Reorganization items	—	—	—	—	(29,810)

Net income (loss)	$50,832	$42,060	$(127,200)	$(209,426)	$(60,090)

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(in thousands, except ratios)
Other data:
Route EBITDA(2)	$79,922	$75,492	$32,796	$27,892	$17,777
Casino EBITDA(3)
Nevada(3)	$20,281	$17,719	$43,551	$29,475	$16,823
Other states(3)	$29,865	$34,512	$30,268	$30,287	$36,882
Net cash provided by (used in) operating activities	$92,204	$81,493	$4,273	$(2,498)	$49,993
Net cash used in investing activities	$(309,172)	$(79,758)	$(574,128)	$(15,746)	$(21,113)
Net cash provided by (used in) financing activities	$152,645	$(9,944)	$598,495	$29,952	$(17,976)
Capital expenditures	$43,893	$66,622	$32,418	$15,578	$15,645

	December 31,
	2005	2006	2007	2008	2009
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$73,849	$65,540	$94,282	$105,990	$116,894
Total assets	$534,930	$568,450	$1,080,385	$934,248	$884,028
Total debt(4)	$500,593	$522,618	$1,146,070	$1,176,330	$1,158,846
Stockholders’ equity (deficiency)	$7,981	$18,771	$(118,729)	$(328,155)	$(388,245)

(1)	Consists of a premium of $221,000 paid to call the balance of our 10 ¾% notes in September 2005.

(2)

Route segment EBITDA consists of net income plus depreciation and amortization, interest expense, net of capitalized interest, restructuring costs and reorganization items and is calculated before allocation of overhead.

(3)

Casino segment EBITDA consists of net income plus depreciation and amortization, interest expense, net of capitalized interest, impairment charges, costs associated with the retirement of assets, restructuring costs and reorganization items.  Casino EBITDA for casinos in Nevada and other states are calculated before allocation of overhead.

(4)	Total debt consists of the current and long-term portions for all periods presented.

Route and Casino segment EBITDA are non-GAAP measures but are used by management to measure segment profits and losses in accordance with ASC Topic 280, “Segment Reporting” (“ASC Topic 280”).  Route and Casino segment EBITDA have certain limitations in that they do not take into account the impact of certain expenses, including allocation of overhead.  The Company endeavors to compensate for the limitations of the non-GAAP measures presented by providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures.  The following table reconciles Segment EBITDA to net income (loss) (in thousands):

	Year Ended December 31,
	2005	2006	2007	2008	2009
Segment EBITDA(2)
Slot route operations	$80,262	$75,492	$32,796	$27,892	$17,777
Casino operations
Nevada	23,747	17,719	43,551	29,475	16,823
Other states	29,330	34,512	30,268	30,287	36,882
Other and corporate(1)	(11,813)	(8,405)	(2,700)	(16,194)	(9,614)
Depreciation and amortization	(33,941)	(38,124)	(56,405)	(57,783)	(55,426)
Interest expense, net of capitalized interest (capitalized interest of $0, $101, $873, $206 and $0 respectively)	(36,532)	(39,134)	(85,631)	(116,832)	(29,530)
Loss on impairment of assets	—	—	(72,965)	(106,271)	(7,192)
Change in value of derivatives	—	—	(16,114)	—	—
Reorganization items	—	—	—	—	(29,810)
Loss on early retirement of debt	(221)	—	—	—	—

Net income (loss)	$50,832	$42,060	$(127,200)	$(209,426)	$(60,090)

(1)   Represents non-gaming revenues, general and administrative expenses, interest income and loss on lease.

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

Overview

We are a diversified gaming company that focuses on two business lines: slot route operations and casino operations.  Our route operations involve the exclusive installation and operation of approximately 6,200 slot machines as of December 31, 2009 in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants.  Our casino operations consist of sixteen casinos located in Nevada, Iowa and Missouri.  Other than the Sands and the Primm Casinos, our casinos are operated under the “Terrible’s” brand

We generally enter into two types of route contracts.  With chain store customers, such as Albertsons, Vons, Safeway, SavOn, Smith’s, and Terrible Herbst , we pay a fixed monthly fee for each location in which we place slot machines.  With our street accounts, such as bars, restaurants and non-chain convenience stores, we share in the revenues on a percentage basis with the location owner.  Revenues from street accounts are recorded gross of amounts share.

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

Full implementation of the Plan on the Substantial Consummation Date is subject to various regulatory approvals.  We cannot assure you that we will be successful in consummating the Plan.  Please refer to our discussion under “Liquidity and Capital Resources—Cash Flows; Restructuring” for a more detailed discussion of the Chapter 11 Cases and the Restructuring.

Year 2009 Compared to Year 2008

Route Operations

	Year ended December 31, 2008		Year ended December 31, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)

Slot route revenue	$243,635	100.0%	$200,637	100.0%
Promotional allowances	(90)	0.0	(126)	0.1
Direct expenses	(215,653)	88.5	(182,734)	91.1
EBITDA	27,892	11.5	17,777	8.8
Impairment of intangibles	—	—	—	—
Depreciation and amortization	(17,806)	7.3	(15,192)	7.6
Income from slot route operations	$10,086	4.2%	$2,585	1.2%

Route operations accounted for 27% of total revenues during the year ended December 31, 2009.  This was a decrease from 29% of total revenues for the year ended December 31, 2008.  Total revenues from route operations were $200.6 million for the year ended December 31, 2009, a decrease of $43.0 million, or 18%, from $243.6 million for the year ended December 31, 2008.  At December 31, 2009, we were operating approximately 6,200 slot machines, which was 500 less than the approximately 6,700 we were operating as of December 31, 2008.  The decrease in machines reflects the closures of some taverns and grocery and drug store chain clients and the elimination of certain underperforming route locations.  These factors, coupled with general economic weakness in Nevada, contributed to the decline in route revenue in 2009 compared to 2008.

Route operating costs were $182.7 million, or 91%, of route revenues for the year ended December 31, 2009.  This compares to $215.7 million, or 89%, of route revenues for the same period in 2008.  The increase in the expenses as a percentage of route revenues is due to the fixed nature of many of the route costs.  The decrease in the absolute amount of route operating expenses was primarily associated with the store closures discussed above and their respective space lease payments, as well as lower revenues at our participation locations, which are based on operating contracts that provide for a decrease in revenue share costs in proportion to revenue decline.

As a result of the factors mentioned above, Route EBITDA was $17.8 million for the year ended December 31, 2009, a decrease of $10.1 million, or 36%, from $27.9 million for the year ended December 31, 2008.

Casino Operations

	Year ended December 31, 2008		Year ended December 31, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)

Casino revenue	$474,194	100.0%	$451,429	100.0%
Promotional allowances	(63,259)	13.3	(69,662)	15.4
Direct expenses	(351,173)	74.1	(328,062)	72.7
EBITDA	59,762	12.6	53,705	11.9
Impairment of intangibles	(106,271)	22.4	(7,192)	1.6
Depreciation and amortization	(39,678)	8.4	(39,912)	8.8
Income (loss) from casino operations	$(86,187)	(18.2)	$6,601	1.5

Casino operations accounted for 61% of total revenues for the year ended December 31, 2009 and 57% of total revenues for the year ended December 31, 2008.  Total revenues derived from casino operations were $451.4 million for the year ended December 31, 2009, a decrease of $22.8 million, or 5%, from $474.2 million for the year ended December 31, 2008.  Revenues at the Primm Casinos decreased by $12.9 million in 2009, while revenues at the other Nevada Casinos decreased by $11.9 million.  These revenue decreases in Nevada were offset by revenue increases of $2.0 million in the Midwest Casinos.

Overall casino expenses were $328.1 million for the year ended December 31, 2009, a decrease of $23.1 million, or 7%, from $351.2 million for the year ended December 31, 2008.  Expenses at the Primm Casinos, the other Nevada Casinos and the Midwest Casinos decreased by $13.6 million, $5.8 million and $3.7 million, respectively.

Casino EBITDA was $53.7 million for the year ended December 31, 2009, a decrease of $6.1 million, or 10%, from $59.8 million from the year ended December 31, 2008.  EBITDA at the Primm Casinos and the other Nevada Casinos decreased by $6.7 million and $5.9 million, respectively.  EBITDA at the Midwest Casinos increased by $6.5 million.

The following paragraphs describe the results from our casino operations geographically between casinos in Nevada and those in other states.

Casino Operations — Nevada

	Year ended December 31, 2008		Year ended December 31, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)

Casino revenue	$337,006	100.0%	$312,149	100.0%
Promotional allowances	(45,193)	13.4	(52,369)	16.8
Direct expenses	(262,338)	77.8	(242,957)	77.8
EBITDA	29,475	8.7	16,823	5.4
Depreciation and amortization	(28,450)	8.4	(29,361)	9.4
Impairment of intangibles	(87,071)	25.8	(7,192)	2.3
Income from casino operations	$(86,046)	(25.5)	$(19,730)	(6.3)

Nevada casino operations accounted for 42% of total Company revenues for the year ended December 31, 2009 and 40% of total revenues for the year ended December 31, 2008.  Revenues derived from Nevada casino operations were $312.1 million for the year ended December 31, 2009 compared with $337.0 million for the year ended December 31, 2008.  The Primm Casinos and the other Nevada Casinos experienced significant economic pressures that impacted revenues at these properties.

Nevada casino promotional spending was up $7.2 million. This was primarily attributable to an increase of $7.4 million in promotional spending related to the Primm Casinos, which was offset by a decrease of $0.2 million attributable to the other Nevada properties.  The increase from the Primm Casinos was primarily in connection with an increased number of concert events and vacation getaway promotions.  These events and promotions accounted for an increase of $1.4 million, $3.0 million and $2.5 million in promotional spending associated with food, rooms and concert tickets, respectively.  As a percentage of revenue, promotional allowances were 16.8% for the year ended December 31, 2009 compared to 13.4% for the year ended December 31, 2008.

Nevada casino operating costs for the year ended December 31, 2009 were $243.0 million, down $19.3 million from the year ended December 31, 2008.  This was primarily associated with focused cost savings efforts deployed in 2009, including decreases in payroll and related expenses resulting from a reduction in workforce, taxes and licenses expenses and variable costs of sales related to lower revenues.  As a percentage of revenue, casino operating costs were 78% for the year ended December 31, 2009 and for the year ended December 31, 2008.

Depreciation and amortization expense was $29.4 million for the year ended December 31, 2009, an increase of $0.9 million, or 3%, from $28.5 million for the year ended December 31, 2008.  This increase is attributable primarily to slot machine purchases, office furniture and computer software at the Primm Casinos.

Operating results at the Primm Casinos have continued to decline as economic pressures have increased and competition has increased for Southern California and Southern Nevada customers.  Interim impairment testing performed in the second quarter of 2008 determined that the fair value of goodwill associated with the Primm Casinos was less than the book value.  Accordingly, as of June 30, 2008, we recorded a non-cash charge of $30.7 million to reduce the balance of this asset to zero.  Impairment testing performed in the fourth quarter of 2008 determined that the fair value this asset was zero as of December 31, 2008.  Further, annual impairment testing performed in the fourth quarter of 2009 determined that the fair value of our trademark associated with the Primm Casinos was less than its book value.  Accordingly, for the year ended December 31, 2009 we recorded a non-cash charge of $3.8 million to reduce the balance of this asset to its fair value.  As a result of revenue declines related to our Primm properties, the Company tested these assets for recoverability pursuant to ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”), in 2009.  The test resulted in no impairment; however, we will continue to monitor the performance of the Primm properties, and, if necessary, continue to update our asset recoverability test under ASC Topic 360.

Annual impairment testing performed in the fourth quarter of 2008 determined that the fair value of goodwill associated with the Sands Regent Casinos was less than its book value.  Accordingly, we recorded a non-cash charge of $48.9 million for the year ended December 31, 2008 to reduce the balance of this asset to zero.  Further, annual impairment testing performed in the fourth quarter of 2009 determined that the fair value of our trademarks associated with the Sands Regent Casinos were less than their book value.  Accordingly, for the year ended December 31, 2009 we recorded a non-cash charge of $3.4 million to reduce the balance of these assets to their fair value.

As a result of the factors mentioned above, Nevada casino EBITDA was $16.8 million for the year ended December 31, 2009 compared to $29.5 million for the year ended December 31, 2008.  EBITDA decreased at all of our Nevada Casinos in 2009 compared to 2008, decreasing by $6.7 million at the Primm Casinos, by $4.1 million at the Northern Nevada Casinos and by $1.8 million at the Southern Nevada Casinos.

Casino Operations — Other states

	Year ended December 31, 2008		Year ended December 31, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)

Other state casino revenue	$137,188	100.0%	$139,280	100.0%
Promotional allowances	(18,066)	13.2	(17,293)	12.4
Direct expenses	(88,835)	64.8	(85,105)	61.1
EBITDA	30,287	22.0	36,882	26.5
Impairment of Intangibles	(19,200)	14.0	—	0.0
Depreciation and amortization	(11,228)	8.2	(10,551)	7.6
Income from casino operations	$(141)	(0.2)	$26,331	18.9

Casino operations in other states accounted for 19% of total company revenues for the year ended December 31, 2009, which was up from 16% in 2008.  Total revenues derived from casino operations located in states other than Nevada were $139.3 million, an increase of $2.1 million, compared to $137.2 million for the year ended December 31, 2008.  The revenue increase occurred at both of our Missouri properties, primarily due to lower revenues in the second quarter of 2008 due to the impact of floods in the Midwest during that time.  In June 2008, Mark Twain was closed for two weeks and St Jo experienced a decrease in business related to the floods.  The Company received a payment of $0.3 million under its business recovery insurance policy related to these floods in the third quarter of 2008, which partially offset the lower revenues in the second quarter in 2008.  Revenues at our Lakeside Iowa casino declined in 2009 due to continued competitive pressures in the Iowa market as well as general economic weakness in the region.

Promotional allowances for the year ended December 31, 2009 were $17.3 million, compared to $18.1 million for the year ended December 31, 2008, a decrease of $0.8 million, or 4%.  This was due primarily to a $0.6 million decrease in slot promotional expense at Lakeside Iowa, related to decreased revenue at that location.

Other states’ casino operating costs were $85.1 million, or 61% of revenues, for the year ended December 31, 2009 compared to $88.8 million, or 65% of revenues, for the year ended December 31, 2008.  The decrease was primarily associated with focused cost savings efforts deployed in 2009 that reduced the direct variable costs of revenue, as well as a decrease in payroll and related costs due to a reduction in workforce.

Other states’ casino EBITDA was $36.9 million for the year ended December 31, 2009, an increase of $6.6 million, or 22%, compared to $30.3 million for the year ended December 31, 2008.  This was primarily due to the combination of higher revenues and focused cost savings efforts.

Other Operations and G&A

	Year ended December 31, 2008		Year ended December 31, 2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)

Other operations — revenue	$116,609	14.0%	$86,285	11.7%
Other operations — cost of revenue	(94,522)	11.3%	(67,333)	9.1%
General and administrative	(21,485)	2.6%	(18,913)	2.6%
Depreciation and amortization	(57,783)	6.9%	(55,426)	7.5%
Restructuring costs	(17,717)	2.1%	(9,814)	1.3%

Revenue from other operations consists of revenue from sources such as gasoline and convenience store sales, ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations. Our gas station operations include a gas station and convenience store located in Osceola, Iowa; a gas station and convenience store at the Gold Ranch property in Verdi, Nevada; and three gas stations at the Primm Casinos.  Revenues from other operations were $86.3 million for the year ended December 31, 2009 compared to $116.6 million for the year ended December 31, 2008, a decrease of $30.3 million.  This was primarily due to decreases in gasoline prices and gasoline gallons sold in 2009.

Costs associated with other revenues were $67.3 million, , or 78% of revenues from other operations, for the year ended December 31, 2009, compared to $94.5 million, or 81% or revenues from other operations, for the year ended December 31, 2008, a decrease of $27.2 million.  The decreased costs were primarily related to the decrease in gasoline costs.

G&A expenses decreased by $2.6 million, or 12%, from $21.5 million for the year ended December 31, 2008 to $18.9 million for the year ended December 31, 2009.  This was primarily due to reduced corporate level payroll and related costs resulting from a reduction in workforce associated with focused cost savings initiatives deployed.  G&A expenses as a percentage of total revenue were comparable at 2.6% for the years ended December 31, 2009 and 2008.

Depreciation and amortization expense was $55.4 million for the year ended December 31, 2009, a decrease of $2.4 million, or 4%, from $57.8 million for the year ended December 31, 2008.  This decrease was due to lower route operations depreciation related to software related fixed assets.

The Company’s restructuring costs, primarily advisory and legal fees, associated with the Restructuring and the Chapter 11 Cases incurred prior to the filing of the Chapter 11 Cases are included under Restructuring Costs.  Costs associated with the Restructuring Process after the filing of the Chapter 11 Cases are included in Reorganization Items.  Restructuring costs were $9.8 million for the year ended December 31, 2009, a decrease of $7.9 million, or 45%, from $17.7 million for the year ended December 31, 2008.  Restructuring costs ceased to be accrued on March 21, 2009, the date of the filing of the Chapter 11 Cases.

Impairment Charges

In 2008 the Company recorded impairment charges to reduce the value of intangible assets associated with the Primm Casinos, the Sands Regent Casinos and Lakeside Iowa and in 2009 the Company recorded impairment charges to reduce the value of intangible assets associated with the Primm Casinos and the Sands Regent Casinos.  Annual impairment testing performed in the fourth quarter of 2009 determined that the fair value of goodwill associated with the Primm Casinos was at book value, resulting in no impairment charge related to this goodwill for 2009.  This compares with an impairment charge of $30.7 million in 2008, to bring balance of goodwill to zero based on interim impairment testing performed in the second quarter of 2008.  Annual impairment testing performed in the fourth quarter of 2009 determined that the fair value of our trademark associated with the Primm Casinos was less than its book value.  Accordingly, for the year ended December 31, 2009 we recorded an impairment charge of $3.8 million to reduce the balance of this trademark to its fair value.  This compares with an impairment charge of $7.5 million in 2008 to bring the balance of this trademark to its fair value based on impairment testing performed in the fourth quarter of 2008.

Annual impairment testing performed in the fourth quarter of 2009 determined that the fair value of goodwill associated with the Sands Regent Casinos was at book value, resulting in no impairment charge related to goodwill for 2009, compared to an impairment charge of $48.9 million in 2008 required to bring the balance of this goodwill to zero based on impairment testing performed in the fourth quarter of 2008.  Annual impairment testing performed in the fourth quarter of 2009 determined that the fair value of our trademarks associated with the Sands Regent Casinos was less than the book value.  Accordingly, for the year ended December 31, 2009 we recorded impairment charges of $3.4 million to reduce the balance of these assets to their fair value.  This compares with no impairment charges related to these trademarks in 2008, based on impairment testing performed in the fourth quarter of 2008.

Annual impairment testing performed in the fourth quarter of 2009 determined that the fair value of our Lakeside Iowa license rights was at book value.  Accordingly, there were no impairment charges for these assets for the year ended December 31, 2009.  The compares to impairment charges of $19.2 million in 2008 to bring the balance of these license rights to fair value based on impairment testing performed in the fourth quarter of 2008.

Promotional Allowances

Promotional allowances were $69.8 million, or 9.5% of total revenues, for the year ended December 31, 2009, an increase of $6.5 million, or 10%, from $63.3 million, or 7.6% of total revenues, for the year ended December 31, 2008.  This was primarily attributable to an increase of $7.4 million in promotional spending related to the Primm Casinos, which was offset by a decrease of $0.9 million attributable to our other properties.  The increase from the Primm Casinos were primarily in connection with an increased number of concert events and vacation getaway promotions.  These events and promotions accounted for an increase of $1.4 million, $3.0 million and $2.5 million in promotional spending associated with food, rooms and concert tickets, respectively.

Loss from Operations

As a result of the factors discussed above, loss from operations was $0.9 million for the year ended December 31, 2009, compared to a loss of $93.5 million for the year ended December 31, 2008.

Other Expenses

	Year ended December 31, 2008	Year ended December 31, 2009
	(dollars in thousands)
Interest expense	$(116,832)	$(29,530)
Reorganization items	—	(29,810)
Interest income	921	161
Total other income (expense)	$(115,911)	$(59,179)

Other expenses were $59.2 million for the year ended December 31, 2009, a decrease of $56.7 million from expenses of $115.9 million for the year ended December 31, 2008.  As a result of the filing of the Chapter 11 Cases, the Company ceased accruing contractual interest expenses following March 21, 2009, the Petition Date, and instead makes certain adequate protection payments.  As a result, interest expense decreased by $87.3 million in 2009 compared to 2008.  Please refer to our discussion under “Liquidity and Capital Resources—Cash Flows; Restructuring” for a more detailed discussion of such payments.  Additionally, upon the filing of the Chapter 11 Cases, the Company began incurring reorganization item expenses.  For the year ended December 31, 2009, the Company’s reorganization item expenses comprised $12.4 million in legal, advisory and trustee fees incurred in connection with the Restructuring and the Chapter 11 Cases and $17.4 million in adjustments to value the liabilities subject to compromise at the allowed claim amount in conjunction with the oral confirmation of the Plan from the Bankruptcy Court on October 30, 2009, which oral confirmation was subsequently confirmed by the Order of the Bankruptcy Court entered on January 22, 2010.

Net Loss

As a result of the factors discussed above, net loss for the year ended December 31, 2009 was $60.1 million compared to net loss of $209.4 million recorded for year ended December 31, 2008.

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

Casino Operations

	Year ended December 31, 2007		Year ended December 31, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)

Casino revenue	$473,248	100.0%	$474,194	100.0%
Promotional allowances	(64,177)	13.6	(63,259)	13.3
Direct expenses	(335,252)	70.8	(351,173)	74.1
EBITDA	73,819	15.6	59,762	12.6
Impairment of intangibles	(69,800)	14.7	(106,271)	22.4
Depreciation and amortization	(34,081)	7.2	(39,678)	8.4
Income (loss) from casino operations	$(30,062)	(6.4)	$(86,187)	(18.2)

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

We address the above mentioned EBITDA results more fully in the segment discussions below.

The following paragraphs divide the results from our casino operations geographically between casinos in Nevada and those in other states.

Casino Operations — Nevada

	Year ended December 31, 2007		Year ended December 31, 2008
	$	% of revenue	$	% of revenue
	(dollars in thousands)

Casino revenue	$331,517	100.0%	$337,006	100.0%
Promotional allowances	(42,459)	12.8	(45,193)	13.4
Direct expenses	(245,507)	74.1	(262,338)	77.8
EBITDA	43,551	13.1	29,475	8.7
Depreciation and amortization	(22,765)	6.7	(28,450)	8.4
Impairment of intangibles	(36,500)	11.0	(87,071)	25.8
Income from casino operations	$(15,714)	(4.7)	$(86,046)	(25.5)

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

Operating results at the Primm Casinos have continued to decline as economic pressures have increased and competition has increased for Southern California and Southern Nevada customers.  Annual impairment testing performed in the fourth quarter of 2007 as well as interim testing performed in the second quarter of 2008 determined that the fair value of goodwill associated with the Primm Casinos was less than the book value.  Accordingly, for the years ended December 31, 2007 and 2008 we recorded non-cash charges of $36.5 million and $30.7 million, respectively, to reduce the balance of this asset to zero.  Further, annual impairment testing performed in the fourth quarter of 2008 determined that the fair value of our trademark associated with the Primm Casinos was less than its book value.  Accordingly, for the year ended December 31, 2008 we recorded a non-cash charge of $7.5 million to reduce the balance of this asset to its fair value.  As a result of revenue declines related to our Primm properties, the Company tested these assets for recoverability pursuant to SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in 2008.  The test resulted in no impairment; however, we will continue to monitor the performance of the Primm properties and, if necessary, continue to update our asset recoverability test under SFAS 144.  The total impairment charges associated with the Primm Casinos were $38.2 million for 2008.

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

Liquidity and Capital Resources

Cash Flows; Restructuring

We are currently operating as reorganized debtors under Chapter 11 of the Bankruptcy Code and pursuant to the Plan, which became effective on Effective Date.  The Plan will not be fully implemented until the Substantial Consummation Date.  Upon the Substantial Consummation Date, the Plan provides for the following restructuring (the “Restructuring”) of the Debtors to occur:

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

•      Cancellation of 100% of the existing equity in the Company

The Plan generally will be fully implemented on the third business day following the satisfaction or waiver of all conditions to substantial consummation of the Plan (the “Substantial Consummation Date”), which are described in the paragraph below.  However, pursuant to the Plan certain payments were made on or shortly after the Effective Date, including payment of allowed priority claims, certain allowed secured claims and allowed general unsecured claims, in some cases with interest from the Petition Date, as described in the Plan and the Second Amended Disclosure Statement to Accompany the Plan filed with the Bankruptcy Court on August 7, 2009.

The Plan will not be fully implemented until the Substantial Consummation Date.  The Substantial Consummation Date will not occur until the Restructuring and the individuals proposed as officers, directors and key employees of the Reorganized Debtors have received all requisite governmental and regulatory approvals.  The Company has been advised by the representatives of the Lenders that the applications of Reorganized Herbst Gaming, as well as the equity holders of Reorganized Herbst Gaming and their principals, have been filed with the gaming authorities in Nevada, Missouri and Iowa, and that the applications of directors, officers and key employees required to submit to licensing are expected to be filed in those jurisdictions in the near future.  The Company has been advised by the representatives of the Lenders that the licensing process is expected to take nine to 12 months.

The Substantial Consummation Date is also subject to the satisfaction or waiver of the following conditions: (i) none of the Debtors and Lenders are in material breach of the Plan; and (ii) the Bankruptcy Court has authorized the assumption and rejection of certain contracts of the Debtors.  The Company currently expects that the Substantial Consummation Date will occur in the fourth quarter of 2010, although the Company cannot assure you that all conditions to the Substantial Consummation Date will be satisfied by that date or at all, or that the Company will be successful in implementing the Restructuring in the form contemplated by the Plan or at all.  The Plan provides that the Substantial Consummation Date must occur no later than February 5, 2011, the first anniversary of the Effective Date, unless extended by mutual agreement of the Debtors and Requisite Lenders.  In the event that the Substantial Confirmation Date does not occur by that date, or such later date as may be agreed to by the Debtors and the Requisite Lenders, the confirmation of the Plan would be vacated and all claims (except for allowed priority claims, certain allowed secured claims unrelated to the Lenders or the Subordinated Notes, and allowed general unsecured claims) would be restored as though the Effective Date had never occurred.

The Plan provides that, from the Effective Date through the Substantial Consummation Date, the Debtors will continue to be managed by the current officers and directors.

Due to the occurrence and continuation of events of default, the amounts outstanding under the amended Credit Agreement and the indentures pursuant to which the Subordinated Notes were issued are immediately due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against the Company under applicable bankruptcy law.  Based on the filing of the Chapter 11 Cases, the entire balance outstanding under the amended Credit Agreement and all of the amounts outstanding under the indentures pursuant to which the Subordinated Notes were issued are included in liabilities subject to compromise at December 31, 2009.  The Company classifies liabilities subject to compromise as a long-term liability.

The current outstanding balance under the amended Credit Agreement is $858 million.  The Plan provides, in part, that the Lenders will receive 100% of the equity of Reorganized Herbst Gaming, and that Reorganized Herbst Gaming and the Reorganized Debtors will borrow $350 million pursuant to a new senior secured bank loan.

Prior to the filing of the Chapter 11 Cases, interest accrued on borrowings under the amended Credit Agreement was based on a floating rate.  This floating rate was based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread.  Our average floating rate on debt incurred under the amended Credit Agreement was 12.5% as of December 31, 2009.  However, based on the filing of the Chapter 11 Cases, after the Petition Date the Company did not make payments under the amended Credit Agreement, other than certain adequate protection payments, as provided in the Final Order Approving the Amended and Restated Stipulation Authorizing Use of Cash Collateral by Debtors and Granting Adequate Protection, which was entered by the Bankruptcy Court on May 21, 2009 and remained in effect until the Effective Date (the “Cash Collateral Order”).

The Cash Collateral Order provided for adequate protection payments to be made to the Lenders during the period commencing on the Petition Date and ending on the Effective Date in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured as of the last day of each fiscal quarter and to be paid on the 30th day thereafter) reduced by certain unpaid restructuring costs, as well as costs and expenses of the professionals retained by the administrative agent.  Based on the Company’s cash and cash equivalents as of December 31, 2009 and taking into account the required Effective Date payments described in Note 1 of Notes to Consolidated Financial Statements, the Company made an adequate protection payment of $1.1 million on February 5, 2010.  Additionally, under the Plan, between the Effective Date and the Substantial Consummation Date the Company will make adequate protection payments to the Lenders in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured initially as of the end of the third full calendar month following the Effective Date, and then as of the end of every third full calendar month thereafter, and paid 30 days thereafter).  For 2009, the Company made adequate protection payments of $18.0 million.

We expect to fund our existing operations and capital needs during the Restructuring from operating cash flow and cash on hand, although that may be insufficient.  In 2009, we monitored carefully our capital expenditures, and delayed incurring capital expenditures where possible in order to conserve cash.  We cannot assure you that our cash flow will be adequate to meet our anticipated working capital requirements and capital expenditures for existing operations.

Operating Activities

During the year ended December 31, 2009, operating activities provided $50.0 million in cash flows on a net loss of $60.1 million.  Based on the filing of the Chapter 11 Cases, the Company does not make payments under the amended Credit Agreement.  Instead, the Company made certain adequate protection payments of $18.0 million in 2009 pursuant to the Cash Collateral Order, which remained in effect until the Effective Date.

Investing Activities and Capital Expenditures

For the year ended December 31, 2009, net cash used for investing activities was $21.1 million, primarily related to capital expenditures.  These capital expenditures included approximately $5.3 million in slot machine and slot related equipment purchases, approximately $2.7 million spent on the construction of a full service spa at Primm Valley, approximately $0.9 million in costs associated with repairs at Buffalo Bills for construction issues cited by Clark County building inspectors and approximately $5.0 million spent on other items related to standard maintenance of our properties.  In 2009, the Company decreased capital expenditures from historical levels in order to preserve short-term liquidity in light of the bankruptcy proceedings and the global recession.

Capital expenditures for 2010 are anticipated to be approximately $28.3 million.  This amount reflects a return to a more normalized level compared to the reduction in capital projects for 2009.  However, to the extent that our results of operations do not improve, we may elect to delay some of the capital expenditures in order to preserve short-term liquidity.

Financing Activities

Cash flows used by financing activities were $18.0 million during the year ended December 31, 2009.  From the Petition Date to the Effective Date the Company was subject to the Cash Collateral Order that called for periodic sweeps of its cash in excess of $100 million to be paid to the Lenders.  In 2009, $18.0 million was paid as adequate protection payments pursuant to the Cash Collateral Order.

At December 31, 2009, our liabilities subject to compromise included approximately $160.0 million of outstanding principal amount of our 8 1/8% Notes and $170.0 million of outstanding principal amount of our 7% Notes.  After giving effect to indebtedness under our Subordinated Notes and borrowings under our amended Credit Agreement, our total liabilities subject to compromise were approximately $1.2 billion at December 31, 2009.

Please refer to “Liquidity and Capital Resources—Cash Flows; Restructuring” for a discussion of the Plan and treatment of our liabilities subject to compromise.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Contractual obligations:
Long term debt included in liabilities subject to compromise (1)	$1,158,846	$1,158,846	$—	$—	$—
Estimated interest payments (2)	128,505	128,505	—	—	—
Operating leases	389,092	63,630	87,920	47,352	190,190
Total contractual cash obligations	$1,676,443	$1,350,981	$87,920	$47,352	$190,190

(1)            Please refer to “Liquidity and Capital Resources — Cash Flows; Restructuring” for a description of the treatment in the Plan of liabilities subject to compromise.

(2)            Estimated interest for variable rate debt is based on rates at December 31, 2009 and assumes contractual interest for a one year period on long-term debt that, as of December 31, 2009, was classified as liabilities subject to compromise for which interest is no longer accrued or paid.  This table does not give effect to the adequate protection payments pursuant to the Cash Collateral Order or the Plan.

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

Goodwill and Intangible Assets

We have a significant investment in goodwill and other intangible assets on our consolidated balance sheet as of December 31, 2009.  The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.  The estimated fair values of the assets acquired pursuant to the acquisitions of Lakeside Iowa, the Sands Regent Casinos and the Primm Casinos, a substantial portion of which consisted of intangible assets comprised of license rights, were determined by management after considering various information including an independent appraisal.  To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

We review the investment in goodwill and license rights for impairment annually, and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value below the amount reflected in the balance sheet.  These evaluations of goodwill and license rights require the use of estimates about future operating results of each reporting unit to determine their estimated fair value.  Changes in forecasted operations can materially affect these estimates.  Once impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.  An adverse change to the estimate of these future cash flows could necessitate an impairment charge that could adversely affect operating results.

Based on impairment testing in the fourth quarter of 2009, the Company recorded non-cash charges totaling $7.2 million related to impairment of certain indefinite lived intangible assets.  Annual impairment testing performed in the fourth quarter of 2009 determined that the fair value of goodwill associated with the Primm Casinos was at book value, resulting in no impairment charge related to this goodwill for 2009.  Annual impairment testing performed in the fourth quarter of 2009 determined that the fair value of our trademark associated with the Primm Casinos was less than its book value.  Accordingly, for the year ended December 31, 2009 we recorded an impairment charge of $3.8 million to reduce the balance of this trademark to its fair value.

Annual impairment testing performed in the fourth quarter of 2009 determined that the fair value of goodwill associated with the Sands Regent Casinos was at book value, resulting in no impairment charge related to goodwill for 2009.  Annual impairment testing performed in the fourth quarter of 2009 determined that the fair value of our trademarks associated with the Sands Regent Casinos was less than the book value.  Accordingly, for the year ended December 31, 2009 we recorded impairment charges of $3.4 million to reduce the balance of these trademarks to their fair value.

Annual impairment testing performed in the fourth quarter of 2009 determined that the fair value of our Lakeside Iowa license rights was at book value.  Accordingly, there were no impairment charges for these assets for the year ended December 31, 2009.

Recently Issued Accounting Standards

On July 1, 2009, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162, (the “Codification”) (previously “SFAS 168”) became effective. Accordingly, the Financial Accounting Standards Board Accounting Standards Codification (the “ASC”) became the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The implementation of the Codification did not initially have an impact on our consolidated financial statements, as it did not modify any existing authoritative GAAP.

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

Variable Interest Entities. In September 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 is a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (which is currently promulgated in a subsection of ASC Topic 810, “Consolidation”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. We do not believe that the adoption of SFAS 167 will have a material impact on our consolidated financial statements.

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

Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change.  Actual results of our operations may vary materially from any forward-looking statement made by or on our behalf.  Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved.  Undue reliance should not be placed on any forward-looking statements.  Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, the following:

•                  Although the Plan has been confirmed, it will not be fully implemented until the Substantial Consummation Date.  Implementation of the Plan is subject to a number of conditions, including no stay being entered in the Appeal, the Appeal not being successful, as well as obtaining certain regulatory approvals.  It is uncertain whether we will emerge from bankruptcy.  Even if successful, the consummation of the Plan may adversely affect our business, including our relationships with our customers and suppliers.  We may lose valuable contracts in the process of carrying out the Plan.

•                  The recession, and in particular the economic downturn in Southern Nevada and Southern California (two of our primary markets), has adversely affected our business and is expected to continue to do so.

•                  Our business relies heavily on certain markets that have been impacted by significant economic downturns.  Prolonged economic downturns in these markets could have further material adverse effects on our results.

•                  If the economic downturn does not improve, there will continue to be an adverse impact on the Company’s operations and therefore the Company’s liquidity.

•                  Our substantial indebtedness contemplated by the Plan could adversely affect our financial health and prevent us from fulfilling our obligations under the debt instruments to be used upon the Substantial Consummation Date.

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

•                  Until the Substantial Consummation Date, certain of our executive officers and members of our board of directors own 100% of the Company, which could lead to conflicts of interest.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk, primarily related to interest rate exposure of our debt obligations that bear interest based on floating rates.  We do not have any cash or cash equivalents as of December 31, 2009 that are subject to market risk based on changes in interest rates.  We are exposed to market risk due to floating or variable interest rates on our indebtedness under our amended Credit Agreement.  However, as of the Petition Date, we ceased to accrue contractual interest under the amended Credit Agreement.  The interest on the secured credit facility to be entered into on the Substantial Consummation Date is expected to be based on a floating rate (a base rate or LIBOR), plus a leverage grid-based variable amount.  It is expected that interest on the new loans contemplated by the Plan will also be based on a floating rate (a base rate or LIBOR) plus a stated amount.

The carrying value of our cash, trade, notes and loans receivable and trade payables approximates fair value primarily because of the short maturities of these instruments.  The fair value of our liabilities subject to compromise is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.  Based on the borrowing rates currently available to us for debt with similar terms and average maturities, the estimated fair value of current debt outstanding is approximately $431 million as of December 31, 2009.

Item 8.                Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Herbst Gaming, Inc. and Subsidiaries

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Herbst Gaming, Inc. and subsidiaries (Debtor-in-Possession) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Herbst Gaming, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations, stockholders’ capital deficiency, and voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code filed on March 22, 2009, raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 31, 2010

Herbst Gaming, Inc.

(Debtor and Debtor-in-Possession as of March 22, 2009)

Consolidated Balance Sheets

(in thousands)

	December 31
	2008	2009
Assets
Current assets
Cash and cash equivalents	$105,990	$116,894
Accounts receivable, net	4,470	2,599
Notes and loans receivable	436	955
Prepaid expenses	16,566	14,405
Inventory	4,219	4,396
Total current assets	131,681	139,249
Property and equipment, net	547,002	517,063
Lease acquisition costs, net	15,068	14,746
Due from related parties	1,450	868
Other assets, net	24,124	6,373
Intangibles, net	211,668	202,474
Goodwill	3,255	3,255

Total assets	$934,248	$884,028

Liabilities and stockholders’ deficit
Current liabilities
Current portion of long-term debt	$1,176,330	$—
Accounts payable	14,179	18,474
Accrued interest	41,672	—
Accrued expenses	28,086	20,415
Total current liabilities	1,260,267	38,889
Long-term debt, less current portion	—	—
Other liabilities	2,136	2,628
Liabilities subject to compromise	—	1,230,756
Commitments and contingencies (Note 13)
Stockholders’ deficit
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in-capital	1,631	1,631
Accumulated deficit	(332,154)	(392,244)
Total stockholders’ deficit	(328,155)	(388,245)

Total liabilities and stockholders’ deficit	$934,248	$884,028

See notes to consolidated financial statements.

Herbst Gaming, Inc.

(Debtor and Debtor-in-Possession as of March 22, 2009)

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2007	2008	2009
Revenues
Route operations	$276,946	$243,635	$200,637
Casino operations	473,248	474,194	451,429
Other — non gaming	98,987	116,609	86,285

Total revenues	849,181	834,438	738,351
Less promotional allowances	(64,241)	(63,349)	(69,788)

Net revenues	784,940	771,089	668,563
Costs and expenses
Route operations	244,086	215,653	182,734
Casino operations	335,252	351,173	328,062
Depreciation and amortization	56,405	57,783	55,426
General and administrative	22,983	21,485	18,913
Other — non-gaming	80,184	94,522	67,333
Restructuring costs		17,717	9,814
Loss on impairment of assets	72,965	106,271	7,192

Total costs and expenses	811,875	864,604	669,474

Loss from operations	(26,935)	(93,515)	(911)
Other income (expense)
Interest income	1,481	921	161
Interest expense, (net of capitalized interest of $206, $0, and $0, respectively) (contractual interest in 2009 would have been $133,555 if incurred for the entire year)	(85,631)	(116,832)	(29,530)
Reorganization items	—	—	(29,810)
Change in value of derivative instruments	(16,115)	—	—
Total other expense, net	(100,265)	(115,911)	(59,179)

Net loss	$(127,200)	$(209,426)	$(60,090)

See notes to consolidated financial statements.

Herbst Gaming, Inc.

(Debtor and Debtor-in-Possession as of March 22, 2009)

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

			Retained
		Additional	Earnings
	Common	Paid-In	(accumulated
Balance	Stock	Capital	deficit)	Total
Balance, January 1, 2007	$2,368	$1,631	$14,772	$18,771
Net loss			(127,200)	(127,200)
Stockholders’ distributions			(10,300)	(10,300)
Balance December 31, 2007	$2,368	$1,631	$(122,728)	$(118,729)
Net loss			(209,426)	(209,426)
Balance December 31, 2008	$2,368	$1,631	$(332,154)	$(328,155)
Net loss			(60,090)	(60,090)
Balance December 31, 2009	$2,368	$1,631	$(392,244)	$(388,245)

See notes to consolidated financial statements.

Herbst Gaming, Inc.

(Debtor and Debtor-in-Possession as of March 22, 2009)

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2007	2008	2009
Cash flows from operating activities
Net loss	$(127,200)	$(209,426)	$(60,090)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	56,405	57,783	55,426
Amortization of debt issuance costs	3,188	4,116	900
Debt discount amortization	144	143	32
Gain (loss) on sale of property and equipment	105	(44)	39
Loss on impairment of assets	72,965	106,271	7,192
Decrease (increase) in operating assets:
Accounts receivable	3,790	2,661	1,764
Prepaid expenses	(4,169)	568	2,161
Inventory	(239)	776	(177)
Due from related parties	(606)	223	(152)
Other assets	(538)	10	(1,161)
Increase (decrease) in operating liabilities:
Accounts payable	(1,074)	(2,823)	1,946
Accrued interest	927	37,110	20,493
Accrued expenses	1,067	(298)	(2,491)
Other liabilities	(492)	432	454
Non-cash reorganization items	—	—	23,657
Net cash provided (used) by operating activities	$4,273	$(2,498)	$49,993

Cash flows from investing activities
Net cash paid for Sands Regent Casinos, net of cash acquired	$(147,878)	$—	$—
Net cash paid for Primm Casinos, net of cash acquired	(393,682)	—	—
Additions to notes and loans receivable	(1,153)	(911)	(1,522)
Collection on notes and loans receivable	1,937	927	1,093
Proceeds from sale of property and equipment	248	622	213
Purchases of property and equipment	(32,418)	(15,578)	(15,645)
Lease acquisition costs	(1,180)	(806)	(5,252)
Net cash used in investing activities	$(574,128)	$(15,746)	$(21,113)

Cash flows from financing activities
Proceeds from long term debt	$853,000	$35,859	$—
Payments on long term debt	(229,692)	(5,742)	—
Loan origination fees	(14,513)	(165)	—
Reorganization items	—	—	(17,976)
Stockholders’ distributions	(10,300)	—	—
Net cash provided (used in) by financing activities	598,495	29,952	(17,976)
Net increase in cash and cash equivalents	28,642	11,708	10,904
Cash and cash equivalents
Beginning of year	65,640	94,282	105,990
End of year	$94,282	$105,990	$116,894
Supplemental cash flow information:
Cash paid during the period for interest	$81,579	$75,463	$8,102
Supplemental schedule of non cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$1,028	$338	$1,003

See notes to consolidated financial statements.

Herbst Gaming, Inc.

(Debtor and Debtor-in-Possession as of March 22, 2009)

Notes to consolidated financial statements

1.                                      Chapter 11 Reorganization and Going Concern

On March 22, 2009 (the “Petition Date”), Herbst Gaming, Inc. (“Herbst” or the “Company”) and certain of its subsidiaries (the “Subsidiary Guarantors”, and together with the Company, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code, 11 U.S.C. §§ 101-1532 (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”) under case numbers 09-50746-gwz through 09-50763-gwz.  From the period commencing on the Petition Date up to and including the Effective Date (as defined below), the Debtors operated their businesses and managed their properties as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Pursuant to an order of the Bankruptcy Court, the Chapter 11 Cases are being jointly administered.

On July 22, 2009, the Debtors filed with the Bankruptcy Court an amended joint plan of reorganization.  On January 22, 2010, the Bankruptcy Court issued an Amended Order Confirming Debtors’ First Amended Joint Plan of Reorganization (the “Order”), confirming the amended joint plan of reorganization, as modified by the Findings of Fact and Conclusions of Law in Support of Order Confirming Debtors’ First Amended Joint Plan of Reorganization (the “Findings of Fact “) entered contemporaneously with the Order (the amended joint plan of reorganization as modified by the Findings of Fact, the “Plan”).  The Plan became effective on February 5, 2010 (the “Effective Date”), but will not be fully implemented until the Substantial Consummation Date (as defined below).  Since the Effective Date, the Debtors have been operating as reorganized entities pursuant to the terms and provisions of the Plan and, except as otherwise specifically provided for in the Plan, outside the jurisdiction of the Bankruptcy Court.  Upon the Substantial Consummation Date, the Plan provides for the following restructuring (the “Restructuring”) of the Debtors to occur:

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

Following the Substantial Consummation Date, Reorganized Herbst Gaming will hold all of the equity interests in the Reorganized Debtors (as defined below) and the Company will be dissolved.

The Plan generally will be fully implemented on the third business day following the satisfaction or waiver of all conditions to substantial consummation of the Plan (the “Substantial Consummation Date”), which are described in the paragraph below.  However, pursuant to the Plan certain payments were made on or shortly after the Effective Date, including payment of allowed priority claims, certain allowed secured claims and allowed general unsecured claims, in some cases with interest from the Petition Date, as described in the Plan and the Second Amended Disclosure Statement to Accompany the Plan filed with the Bankruptcy Court on August 7, 2009.

Additionally, under the Plan, between the Effective Date and the Substantial Consummation Date the Company will make adequate protection payments to the lenders under the amended Credit Agreement (the “Lenders”) in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured initially as of the end of the third full calendar month following the Effective Date, and then as of the end of every third full calendar month thereafter, and paid 30 days thereafter).

The Plan will not be fully implemented until the Substantial Consummation Date.  The Substantial Consummation Date will not occur until the Restructuring and the individuals proposed as officers, directors and key employees of Reorganized Herbst Gaming and the Subsidiary Guarantors, as they will be reorganized (the “Reorganized Debtors”) have received all requisite governmental and regulatory approvals.  The Company has been advised by the representatives of the Lenders that the applications of Reorganized Herbst Gaming, as well as the equity holders of Reorganized Herbst Gaming and their principals, have been filed with the gaming authorities in Nevada, Missouri and Iowa, and that the applications of directors, officers and key employees required to submit to licensing are expected to be filed in those jurisdictions in the near future.  The Company has been advised by the representatives of the Lenders that the licensing process is expected to take nine to 12 months.

The Substantial Consummation Date is also subject to the satisfaction or waiver of the following conditions: (i) none of the Debtors and Lenders are in material breach of the Plan; and (ii) the Bankruptcy Court has authorized the assumption and rejection of certain contracts of the Debtors.  The Company currently expects that the Substantial Consummation Date will occur in the fourth quarter of 2010, although the Company cannot assure you that all conditions to the Substantial Consummation Date will be satisfied by that date or at all, or that the Company will be successful in implementing the Restructuring in the form contemplated by the Plan or at all.  The Plan provides that the Substantial Consummation Date must occur no later than February 5, 2011, the first anniversary of the Effective Date, unless extended by mutual agreement of the Debtors and Requisite Lenders (as defined below).  In the event that the Substantial Confirmation Date does not occur by that date, or such later date as may be agreed to by the Debtors and the Requisite Lenders, the confirmation of the Plan would be vacated and all claims (except for allowed priority claims, certain allowed secured claims unrelated to the Lenders or the Subordinated Notes, and allowed general unsecured claims) would be restored as though the Effective Date had never occurred.

On January 28, 2010, the Indenture Trustee, as defined in the Findings of Fact, filed a notice of appeal from the Order.  On January 29, 2010, the Debtors elected to have the Appeal heard by the U.S. District Court for the District of Nevada (the “District Court”) and not the U.S. Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals.  The appellate briefs are due to be filed with the District Court commencing April 3, 2010 with the final reply brief due by May 4, 2010.  The Indenture Trustee has not sought a stay of the Order.

On November 16, 2009, the Indenture Trustee filed its First Amended Complaint for Declaratory Judgment (the “Amended Complaint”) against the Debtors and the Administrative Agent under the amended Credit Agreement seeking, among other relief, a judgment of the Bankruptcy Court determining that the Subordinated Notes entitled to pari passu treatment with the obligations due under the amended Credit Agreement.  The Debtors and the Administrative Agent filed motions to dismiss the Amended Complaint.  On February 23, 2010, the Bankruptcy Court dismissed the Amended Complaint without prejudice to seek leave to re-file the Amended Complaint in the Order is set aside in the Appeal.

While the Indenture Trustee has not sought a stay of the Order, we cannot assure you that the Indenture Trustee will not seek such a stay or that a stay, of sought, will not be granted during the pendency of the Appeal and  prior to the Substantial Consummation Date.  We cannot assure you that the Order will not be overturned and the Plan set aside.

The Debtors and Lenders holding, in the aggregate, approximately 61% of all of the outstanding claims under the amended Credit Agreement are parties to an amended and restated lockup agreement (the “Lockup Agreement”).  Pursuant to the Lockup Agreement, the parties thereto are contractually obligated to use commercially reasonable efforts to successfully consummate the Restructuring and achieve the expeditious consummation of the Plan.  The Lockup Agreement will automatically terminate, pursuant to its terms, if the Substantial Consummation Date does not occur on or before February 5, 2011, the first anniversary of the Effective Date, unless such termination event is waived by Lenders party to the Lockup Agreement holding at least two-thirds in amount of the total claims held by all Lenders party to the Lockup Agreement (the “Requisite Lenders”) within five days of the occurrence of the termination event.  In the event that the Substantial Consummation Date does not occur by that date, and the Requisite Lenders do not waive the related termination event and the Lockup Agreement is terminated, the Lenders would no longer be obligated to support the Restructuring.

The Plan provides that, from the Effective Date through the Substantial Consummation Date, the Debtors will continue to be managed by the current officers and directors.

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

Additionally, the Restructuring is subject to various regulatory approvals.  We cannot assure you that we will be successful in consummating the Plan.

Due to the occurrence and continuation of events of default, the amounts outstanding under the amended Credit Agreement and the indentures pursuant to which the Subordinated Notes were issued are immediately due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against the Company under applicable bankruptcy law.  Based on the filing of the Chapter 11 Cases, the entire balance outstanding under the amended Credit Agreement and all of the amounts outstanding under the indentures pursuant to which the Subordinated Notes were issued are included in liabilities subject to compromise at December 31, 2009.  The Company classifies liabilities subject to compromise as a long-term liability.

The current outstanding balance under the amended Credit Agreement is $858 million.  The Plan provides, in part, that the Lenders will receive 100% of the equity of Reorganized Herbst Gaming, and that Reorganized Herbst Gaming and the Reorganized Debtors will borrow $350 million pursuant to a new senior secured bank loan.

Prior to the filing of the Chapter 11 Cases, interest accrued on borrowings under the amended Credit Agreement was based on a floating rate.  This floating rate was based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread.  Our average floating rate on debt incurred under the amended Credit Agreement was 12.5% as of December 31, 2009.  However, based on the filing of the Chapter 11 Cases, after the Petition Date the Company did not make payments under the amended Credit Agreement, other than certain adequate protection payments, as provided in the Final Order Approving the Amended and Restated Stipulation Authorizing Use of Cash Collateral by Debtors and Granting Adequate Protection, which was entered by the Bankruptcy Court on May 21, 2009 and remained in effect until the Effective Date (the “Cash Collateral Order”).

The Cash Collateral Order provided for adequate protection payments to be made to the Lenders during the period commencing on the Petition Date and ending on the Effective Date in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured as of the last day of each fiscal quarter and to be paid on the 30th day thereafter) reduced by certain unpaid restructuring costs, as well as costs and expenses of the professionals retained by the administrative agent.  Based on the Company’s cash and cash equivalents as of December 31, 2009 and taking into account the required Effective Date payments described in Note 1 of Notes to Consolidated Financial Statements, the Company made an adequate protection payment of $1.1 million on February 5, 2010.  Additionally, under the Plan, between the Effective Date and the Substantial Consummation Date the Company will make adequate protection payments to Lenders in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured initially as of the end of the third full calendar month following the Effective Date, and then as of the end of every third full calendar month thereafter, and paid 30 days thereafter).  For 2009, the Company made adequate protection payments of $18.0 million.

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

•                  HGI-SJ owns and operates St. Jo in St. Joseph, Missouri, which was acquired in February 2005.

•                  HGI-MT owns and operates Mark Twain in La Grange, Missouri, which was acquired in February 2005.

•                  The Sands Regent and its direct and indirect wholly-owned subsidiaries, which were acquired on January 3, 2007, own and operate the Sands Regent Casinos.

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

Subsequent Events—The Company has evaluated subsequent events through March 31, 2010, the filing date of this Form 10-K.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates incorporated into the Company’s consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable and the estimated cash flows in assessing the recoverability of long-lived assets as well as estimated fair values of certain assets related to write downs and impairments, contingencies and litigation, and claims and assessments. Actual results could differ from those estimates.

Cash and Cash Equivalents—Cash and cash equivalents include highly liquid investments with a maturity at the date of purchase of three months or less. The carrying value of these investments approximates their fair value due to their short maturities.

Fair Value of Financial Instruments—On January 1, 2008, we adopted ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”).  ASC 820 does not determine or affect the circumstances under which fair value measurements are used, but defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

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

We adopted previously issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which has been subsequently classified in ASC Topic 820, Section 65, Transition Related to FASB Staff Position No. 157-4, and provides additional guidance for estimating fair value in accordance with ASC Topic 820, when the volume and level of activity for the asset or liability have significantly decreased. This standard also includes guidance on how to identify circumstances that indicate that a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. FSP FAS 157-4 was effective for the period ended December 31, 2009 and, as applied prospectively, did not have a material impact on our consolidated financial statements.

The fair values of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, and other current liabilities, approximate their recorded carrying amount because of their short term nature.  See Note 8, Long-Term

Debt, for further discussions of the valuations of certain of our financial instruments.  In addition, see below for a discussion of FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.

Restructuring Costs—Restructuring costs are comprised of expenses related to the evaluation of financial and strategic alternatives and include special legal and other advisor fees associated with the Company’s reorganization efforts prior to the Petition Date, including preparation for the bankruptcy filing.

Reorganization Costs—Reorganization costs are comprised of expenses incurred after the Petition Date.  Reorganization costs include legal, advisory and trustee fees incurred in connection with the Restructuring and the Chapter 11 Cases.  Included in these expenses are adjustments to value the liabilities subject to compromise at the allowed claim amount in conjunction with the oral confirmation of the Plan from the Bankruptcy Court on October 30, 2009.

Accounts Receivable—Receivables consist primarily of amounts due from customers as a result of normal business operations. The Company periodically performs credit evaluations of its customers. The Company reviews accounts receivable balances in order to determine an allowance for potential credit losses based on our collections experience and the age of the receivables. At December 31, 2008 and 2009, the allowance for potential credit losses was $840,000 and $808,000, respectively.

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

The Company regularly evaluates the collectability of the loans by individually evaluating each location’s operating results and cash flows. Management provides for the carrying value of loans that are determined to be uncollectible. At December 31, 2008 and 2009, no allowance for potential credit losses was deemed necessary.

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

Lease Acquisition Costs— Significant incremental costs associated with the acquisition of location leases are capitalized and amortized using the straight-line method over the term of the related leases. Lease acquisition costs are stated at cost less accumulated amortization of $41,284,000 and $41,359,000 at December 31, 2008 and 2009, respectively.

Debt Issuance Costs— Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense using the effective interest method over the terms of the related debt agreements.  On October 30, 2009, the Bankruptcy Court orally confirmed the Plan and as such, debt issuance costs, net of accumulated amortization of loan fees, were fully expensed to reorganization items in the consolidated statement of operations in the fourth quarter of 2009.

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

Long-Lived Assets— In accordance with the provisions of ASC Topic 360, the Company evaluates the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If it is determined that the carrying value of long-lived assets may not be recoverable based upon the relevant facts and circumstances, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, the Company will recognize an impairment loss for the difference between the carrying value of the asset and its fair value. As a result of revenue declines related to our Primm properties, the Company tested these assets for recoverability pursuant to ASC Topic 360 in 2009. The test resulted in no impairment; however, we will continue to monitor the performance of the Primm properties and, if necessary, continue to update our asset recoverability test under ASC Topic 360.  The Company believes that no impairment of long-lived assets occurred for the years ended December 31, 2007, 2008 and 2009.

Goodwill and Intangible Assets— We evaluate our goodwill and indefinite-lived intangible assets in accordance with the applications of ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC Topic 350”). Goodwill and indefinite-lived intangible assets are not subject to amortization, but they are subject to an annual impairment test in the fourth quarter of each year and between annual test dates in certain circumstances. See Note 5, Goodwill and Other Intangible Assets for a discussion of impairment charges related to our goodwill and other intangible assets.

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

	Year Ended December 31,
	2007	2008	2009
	(dollars in thousands)
Room	$8,094	$8,958	$11,779
Food and Beverage	21,507	22,827	14,781
Other	20,150	14,198	22,160
Total	$49,751	$45,983	$48,720

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

Concentrations of Credit Risk—The Company maintains cash balances at certain financial institutions located in Southern Nevada. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At times, cash balances may be in excess of FDIC limits. As of December 31, 2009, the Company does not consider itself to have any significant concentrations of credit risk.

Recently Issued and Adopted Accounting Standards— On July 1, 2009, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162, (the “Codification”) (previously “SFAS 168”) became effective. Accordingly, the Financial Accounting Standards Board Accounting Standards Codification (the “ASC”) became the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The implementation of the Codification did not initially have an impact on our consolidated financial statements, as it did not modify any existing authoritative GAAP.

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

Variable Interest Entities. In September 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 is a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (which is currently promulgated in a subsection of ASC Topic 810, “Consolidation”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. We do not believe that the adoption of SFAS 167 will have a material impact on our consolidated financial statements.

3.                                      Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2008	2009
Building	$449,435	$451,363
Gaming equipment	145,797	148,740
Furniture, fixtures, and equipment	88,733	93,930
Leasehold improvements	2,071	2,043
Land	36,930	36,930
Barge	17,171	16,935
Construction-in-progress	2,711	6,425
	742,848	756,366
Less accumulated depreciation	(195,846)	(239,303)
	$547,002	$517,063

4.                                      Lease Acquisition Costs

	December 31, 2008		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(dollars in thousands)
Lease Acquisition Costs	$56,352	$41,284	$62,659	$47,913

The aggregate amortization expense for the years ended December 31, 2007, 2008 and 2009 was $9,577,731, $7,170,354, and $6,808,930 respectively.

Expected annual amortization for the years ending December 31 is:

2010	$6,657,000
2011	2,480,000
2012	1,994,000
2013	1,826,000
2014	1,679,000

5.                                      Goodwill and Other Intangible Assets

ASC Topic 350 requires the Company to test goodwill and other indefinite-lived intangible assets on an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value below the amount reflected in the balance sheet.  The annual test, which is performed by the Company in the fourth quarter of each year, requires that the Company compare the carrying amount of the indefinitely-lived intangible assets reflected on the balance sheet to the fair value of the intangible assets.

The Company determines the fair value of the indefinite-lived intangible assets other than goodwill utilizing the direct value method.  Fair value measurements of these intangible assets include significant assumptions relating to variables that are based on past experiences and judgments about future performance.  These variables include, but are not limited to: (1) the forecasted earnings growth rate of each market, (2) risk-adjusted discount rate and (3) expected growth rates in perpetuity to estimated terminal values.

Annual impairment testing performed in the fourth quarter of 2008 as well as interim testing performed in the second quarter of 2008 determined that the fair value of our Lakeside Iowa license rights was less than the book value.  Accordingly, for the year ended December 31, 2008 we recorded non-cash charges totaling $19.2 million to reduce the balance of these assets to the fair value.  The Company considered the continued and unexpected deterioration of earnings following the 2007 annual impairment test to constitute a triggering event that required an additional fair value measurement in the second quarter of 2008.

Annual impairment testing performed in the fourth quarters of 2008 and 2009 determined that the fair value of our trademark associated with the Primm Casinos was less than its book value.  Accordingly, for the years ended December 31, 2008 and 2009, we recorded non-cash charges of $7.5 million and $3.8 million, respectively, to reduce the balance of this asset to its fair value.

Annual impairment testing performed in the fourth quarter of 2009 determined that the fair value of our trademarks associated with the Sands Regent Casinos was less than their book value.  Accordingly, for the year ended December 31, 2009, we recorded a non-cash charge of $3.4 million to reduce the balance of this asset to its fair value.

ASC Topic 350 also requires the Company to test goodwill at its reporting units within its market segment on a annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of goodwill below the amount reflected in the balance sheet.  The Company performs its annual impairment test in the fourth quarter of each year by comparing the fair value with the amount reflected in the balance sheet.

The Company determines the fair value of the goodwill utilizing the residual value method.  Fair value measurements of these assets include significant assumptions relating to variables that are based on past experiences and judgments about future performance.  These variables include, but are not limited to: (1) the forecasted earnings growth rate of each market, (2) risk-adjusted discount rate and (3) expected growth rates in perpetuity to estimated terminal values.

Interim impairment testing performed in the second quarter of 2008 determined that the fair value of goodwill associated with the Primm Casinos was less than the book value.  Accordingly, as of June 30, 2008 we recorded a non-cash charge of $30.7 million to reduce the balance of this asset to zero.

Annual impairment testing performed in the fourth quarter of 2008 determined that the fair value of goodwill associated with the Sands Regent Casinos was less than the book value.  Accordingly, we recorded a non-cash charge of $48.9 million for the year ended December 31, 2008 to reduce the balance of this asset to zero, as of December 31, 2008.

The aforementioned impairment charges are included in the table below.

Intangible assets consist of the following (dollars in thousands):

	December 31, 2008		December 31, 2009
	Gross	Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(dollars in thousands)
Amortized intangible assets
Customer Loyalty Programs	$24,350	5,669	$24,350	$7,235
Non-Competition Agreement	2,180	1,383	2,180	1,820
Total	26,530	7,052	26,530	9,055

Unamortized intangible assets
Gaming License Rights	196,800		196,800
Beginning accumulated impairment-Gaming Rights	(33,300)		(52,500)
Impairment charges-Gaming Rights	(19,200)		—
Patent applications	240		240
Trademark	55,150		55,150
Beginning accumulated impairment-Trademark	—		(7,500)
Impairment charges-Trademark	(7,500)		(7,191)
Total	$192,190		$184,999

The changes in the carrying amount of goodwill for the year ended December 31, 2009 are as follows:

Gross carrying amount of goodwill as of January 1, 2009	$119,326
Accumulated impairment to goodwill as of January 1, 2009	(116,071)
Net carrying amount as of January 1, 2009	3,255

Balance as of December 31, 2009	$3,255

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

Expected annual amortization for the years ending December 31 (in thousands) is:

2010	$1,740
2011	1,632
2012	1,506
2013	1,506
2014	1,506

For the year ended December 31, 2009, amortization expense of intangibles was (in thousands) $2,002.

6.                                      Other Assets

Other assets consist of the following (dollars in thousands):

	December 31,
	2008	2009
Debt issuance costs, net of accumulated amortization of $11,450 and $0, respectively	$17,848	$—
Other assets	6,276	6,373
Total	$24,124	$6,373

7.                                      Accrued Expenses

Accrued expenses consist of the following (dollars in thousands):

	December 31,
	2008	2009
Progressive jackpot liabilities	$1,695	$2,071
Accrued payroll and related	12,998	10,069
Slot club point liability	3,495	3,182
Other accrued	9,898	5,093
Total	$28,086	$20,415

8.                                      Long-Term Debt

The Company is in default under the amended Credit Agreement and the indentures pursuant to which the Subordinated Notes were issued.  The current outstanding balance under the amended Credit Agreement is $858 million.  The Plan provides, in part, that the Lenders will receive 100% of the equity of Reorganized Herbst Gaming, and that Reorganized Herbst Gaming will borrow $350 million pursuant to a new senior secured bank loan.

Interest accrued on borrowings under the amended Credit Agreement was based on a floating rate until the Petition Date.  This floating rate was based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread.  Our average floating rate on debt incurred under the amended Credit Agreement was 12.5% at December 31, 2009.  However, based on the filing of the Chapter 11 Cases, after the Petition Date the Company did not make payments under the amended Credit Agreement, other than certain adequate protection payments, as provided in the Final Order Approving the Amended and Restated Stipulation Authorizing Use of Cash Collateral by Debtors and Granting Adequate Protection, which was entered by the Bankruptcy Court on May 21, 2009 and remained in effect until the Effective Date (the “Cash Collateral Order”).

The Cash Collateral Order provided for adequate protection payments to be made to the Lenders during the period commencing on the Petition Date and ending on the Effective Date in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured as of the last day of each fiscal quarter and to be paid on the 30th day thereafter) reduced by certain unpaid restructuring costs, as well as costs and expenses of the professionals retained by the administrative agent.  Based on the Company’s cash and cash equivalents as of December 31, 2009 and taking into account the required Effective Date payments described in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, the Company made an adequate protection payment of $1.1 million on February 5, 2010.  Additionally, under the Plan, between the Effective Date and the Substantial Consummation Date the Company will make adequate protection payments to the lenders under the amended Credit Agreement (the “Lenders”) in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured initially as of the end of the third full calendar month following the Effective Date, and then as of the end of every third full calendar month thereafter, and paid 30 days thereafter).  For 2009, the Company made adequate protection payments of $18.0 million.

Pursuant to the Plan, all outstanding obligations under the Subordinated Notes will be terminated on the Substantial Consummation Date.

Long-term debt consists of the following (dollars in thousands):

	December 31,
	2008	2009

Revolving credit facility secured by assets of the Company. The loans bear interest at a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The average rate at December 31, 2009 was 12.5%. The revolving credit facility matured on June 10, 2009.	$98,859	$96,760
Term loan secured by substantially all of the assets of the Company. The term loan bears interest an a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The term loan requires $938 principal payments due quarterly, with the balance payable at maturity. The average rate at 12/31/09 was 12.5%. The term loan matures on January 31, 2011.	368,438	360,617
Term loan secured by substantially all of the assets of the Company. The term loan bears interest an a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The term loan requires $938 principal payments due quarterly, with the balance payable at maturity. The average rate at December 31, 2009 was 12.5%. The term loan matures on January 31, 2011.	59,400	58,139
Delay draw term loan secured by substantially all of the assets of the Company. The delay draw term loan bears interest at a floating rate based on a spread determined by the Company’s leverage ratio over the base rate or the one-, two-, three- or six-month Eurodollar Rate. The delay draw term loan requires $812 in principal payments due quarterly for the first five years of such term loan, with the balance payable at maturity. The average rate at 12/31/09 was 12.5%. The delay draw term loan matures on December 2, 2011.	320,125	313,330
8 1/8 % senior subordinated notes due June 1, 2012 with interest paid semi-annually on June 1 and December 1, including original issue discount of $1,065	159,508	160,000
7% senior subordinated notes due November 1, 2014 with interest paid semi-annually on May 15 and November 15	170,000	170,000
Notes payable to automobile finance companies secured by vehicles, payable in monthly installments of $10, including interest ranging from 0% to 7.99%	—	—
Total debt	1,176,330	1,158,846
Less current portion	(1,176,330)	(1,158,846)
Total long-term debt	$—	$—

8 1/8% Senior Subordinated Notes

On June 11, 2004, the Company issued (through a private placement) $160.0 million in 8 1/8% senior subordinated notes due June 1, 2012.  As stated above, the Company is currently in default under these notes and the Plan provides that the obligations thereunder will be cancelled.

The proceeds from the 8 1/8% Notes, along with the amended Credit Agreement, were used to retire 97% of then-outstanding 10 3/4% notes for $242.1 million and to pay a $15.0 million dividend to shareholders. Fees of $4.3 million associated with the 8 1/8% Notes and $3.5 million associated with the amended Credit Agreement are included in Other assets at December 31, 2009 and are being amortized over the life of the indebtedness; however, as a result of the Bankruptcy Court’s oral confirmation of the Plan on October 30, 2009, the unamortized portion of these fees was fully expensed to reorganization items in the fourth quarter of 2009.  In connection with the retirement of 97% of the 10 3/4% notes in 2004, the Company recorded a loss on the early retirement of debt of $38.0 million. The loss consisted of $31.3 million in debt prepayment premiums and $6.7 million in unamortized loan fees.

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

See above discussion of defaults under the 8 1/8% Notes.  Under the Plan, the Company’s obligations under the indenture governing the 8 1/8% Notes will be terminated.

7% Senior Subordinated Notes

On November 22, 2004, the Company issued (through a private placement) $170.0 million in 7% senior subordinated notes due November 15, 2014.  As stated above, the Company is currently in default under these notes.

The proceeds from the 7% Notes, along with borrowings under the amended credit facility were used to finance the Grace Acquisition in February 2005.  Fees of $6.2 million associated with the 7% Notes and the amended Credit Agreement are included in other assets at December 31, 2009 and are being amortized over the life of the indebtedness; however, as a result of the Bankruptcy Court’s oral confirmation of the Plan on October 30, 2009, the unamortized portion of these fees was fully expensed to reorganization items in the fourth quarter of 2009.

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

See above discussion of defaults under the 7% Notes.  Under the Plan, the Company’s obligations under the indenture governing the 7% Notes will be terminated.

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

The Company borrowed $375 million in term loans under the amended Credit Agreement on January 3, 2007 to finance the Sands Regent Acquisition.  The Company also borrowed $325 million in delay draw term loans drew on the revolving credit facility in an amount of $75 million to finance the Primm Acquisition.

See above discussion of current defaults and effects of the Plan on the amended Credit Agreement.

Long-term debt is expected to mature as follows (dollars in thousands):

December 31, 2009
2010	$1,158,846
2011	—
2012	—
2013	—
2014	—
Thereafter	—
Total	$1,158,846

The following table provides the fair value measurement information about our long-term debt at December 31, 2009.  For additional information regarding ASC Topic 820 and the fair value hierarchy, see Note 2, Description of Business and Summary of Significant Accounting Policies.

	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank Credit Facility	$828,846	$429,159	Level 2
8 1/8% Senior Subordinated Notes Due 2012	160,000	1,600	Level 1
7% Senior Subordinated Notes Due 2014	170,000	340	Level 1

Total long-term debt	$1,158,846	$431,099

The estimated fair value of our bank credit facility is based on bid prices on or about December 31, 2009.  The estimated fair values of our senior subordinated notes are based on quoted market prices as of December 31, 2009.

9.                                      Reorganization Items

Reorganization items represent expenses incurred as a result of the Chapter 11 proceedings and are presented separately in the unaudited Condensed Consolidated Statements of Operations.

As of December 31, 2009
(in thousands)
Trustee Fees	$433
Professional Fees	11,969
Deferred loan fees and original issue discounts	17,408
Total reorganization items	$29,810

10.                               Liabilities Subject to Compromise

Liabilities subject to compromise refer to both secured and unsecured obligations that will be accounted for under a plan of reorganization.  Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed.  ASC Topic 852-10-45 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the applicable bankruptcy court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  Liabilities subject to compromise also include certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.  The Company has included the amounts due under the amended Credit Agreement and indentures pursuant to which the Subordinated Notes were issued as liabilities subject to compromise.  Although the Plan has been confirmed, the Plan will not be fully implemented until the Substantial Consummation Date.  The Substantial Consummation Date will not occur until certain conditions, including certain approvals of gaming authorities in Nevada, Iowa and Missouri, have been obtained.  See Note 1 of Notes to Consolidated Financial Statements.  We cannot assure you that all conditions to the Substantial Consummation Date will be satisfied or that we will be successful in fully implementing the Plan or any other plan of reorganization.

As of December 31, 2009
(in thousands)
Secured Debt	$828,846
Accrued Interest on Secured Debt	29,103
Subordinated Notes	330,000
Accrued Interest on Subordinated Notes	33,062
Accounts payable	4,565
Accrued expenses	5,180
Total liabilities subject to compromise	$1,230,756

11.                          Asset Retirement Obligation

The Company has adopted ASC Topic 410, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the estimated useful life of the related assets.  The Company recognized this obligation in association with a lease for real property in Primm, Nevada, which was a liability assumed under the Primm Acquisition in April 2007. The Company recorded a liability of $0.5 million in 2007 related to expected costs to return leased land to its original state at the end of the lease agreement (using a 6.7% discount rate and a 3.0% inflation rate). The information below reconciles the value of the asset retirement obligation for the periods presented.

December 31,	2008	2009
Balance, beginning of period	$524	$559
Liabilities incurred	—	—
Accretion expense	35	37
Balance, end of period	$559	$596

12.                               Related-Party Transactions

General.

Edward Herbst, Timothy Herbst and Troy Herbst are brothers and are officers and directors of Herbst Gaming, Inc. and its wholly-owned subsidiaries.  In addition, they are officers and directors of Terrible Herbst, Inc. and Berry-Hinckley Industries.  There is no cross ownership between Herbst Gaming, Inc. and either Terrible Herbst, Inc. or Berry-Hinckley Industries.  Terrible Herbst, Inc. is owned solely by Jerry and Maryanna Herbst, the parents of the Herbst brothers.  Sean Higgins, the Company’s General Counsel, is also the general counsel of Berry-Hinckley Industries.  The Plan provides for the modification of certain related party agreements.

Except as described below and in the Plan, all terms and provisions in the Company’s related party agreements shall continue to be valid and enforceable under the Restructuring.  We cannot assure you that the Plan will be consummated.

Slot route contract with Terrible Herbst, Inc.  The Company rents space for certain slot machine route operations in convenience stores owned by Terrible Herbst, Inc. (“Terrible Herbst”), a corporation in which the owners of the Company are officers and which is owned by the parent of the Company’s owners.  Rent expense of $6,954,000, $7,114,000 and $7,185,000 was incurred under this agreement for the years ended December 31, 2007, 2008 and 2009, respectively, for the exclusive placement of slot machines in Terrible Herbst convenience store locations.  This contract was extended in 2009 and now expires in December of 2014.  This agreement is expected to be modified effective as of the Substantial Consummation Date and to be assumed under the Plan on the Substantial Consummation Date.

Other arrangements with Terrible Herbst, Inc.  We have also entered into a servicing arrangement with Terrible Herbst pursuant to which we provide accounting and administrative services related to the collection of daily deposits from Terrible Herbst convenience stores.  We also provide personnel to Terrible Herbst to count, maintain and safeguard large amounts of coin and currency.  Terrible Herbst reimburses our expenses in providing these services.  Under this servicing arrangement, we were paid approximately $246,000 for services rendered for the year ended December 31, 2007, $246,000 in 2008, and $270,100 in 2009.  This agreement is currently on a month-to-month basis.  This agreement is expected to be modified effective as of the Substantial Consummation Date and to be assumed under the Plan on the Substantial Consummation Date.

We have entered into a master ATM agreement with Terrible Herbst pursuant to which we are granted the exclusive right to install and maintain ATMs in Terrible Herbst convenience store locations.  This agreement expires in December, 2010, subject to automatic renewal for consecutive and repetitive terms of one year, unless we or Terrible Herbst notify the other of non-renewal.  This agreement is expected to be modified effective as of the Substantial Consummation Date and to be assumed under the Plan on the Substantial Consummation Date.

The Company has entered into a nonexclusive trademark license agreement with Terrible Herbst for the use of the Terrible Herbst brand name and its cowboy logo which extends through 2011.  At the option of the Company, the agreement provides for the ability to renew the agreement for five additional successive terms of five years each.  Pursuant to this trademark license agreement, the Company paid approximately $1,557,000, $1,649,000 and $1,760,000 to Terrible Herbst in the years ended December 31, 2007, 2008 and 2009, respectively.  This agreement is expected to be modified effective as of the Substantial Consummation Date and to be assumed under the Plan on the Substantial Consummation Date.

The Company entered into a shared services agreement with Terrible Herbst and Berry-Hinckley Industries in January 2008 whereby (i) Terrible Herbst and Berry-Hinckley Industries reimburse the Company for services performed by certain employees of the Company for Terrible Herbst and Berry-Hinckley Industries as requested from time to time, consisting primarily of the day-to-day functions of Terrible Herbst, and Berry-Hinckley Industries and (ii) effective as of January 1, 2009, pursuant to an amended and restated shared services agreement entered into on January 16, 2009, the Company reimburses Terrible Herbst for services performed by certain employees of Terrible Herbst for the Company as requested from time to time, consisting primarily of maintaining the price books for certain of the Company’s service station locations and providing management oversight of the service station operations at the Primm Properties.  Under this agreement, the Company received approximately $583,000 and $455,300 for services rendered during the year ended December 31, 2008 and 2009, respectively, from Terrible Herbst, and the Company received $102,000 and $125,000 for the same periods for services from Berry-Hinckley Industries.  In 2009, payment for services rendered by the Company’s employees was reduced by amounts due for services rendered for the Company’s by Terrible Herbst’s employees.  The contract expired on December 31, 2009 and is currently on a month-to-month basis.  This agreement is expected to be modified effective as of the Substantial Consummation Date and to be assumed under the Plan on the Substantial Consummation Date.

The Company entered into an advertising purchasing agreement with Terrible Herbst in January 2009 pursuant to which the Company purchases advertising time on Terrible Herbst’s network of gas pump and interior television screens for $30,000 per month during the twelve months commencing January 1, 2009.  This agreement has expired and is currently on a month-to-month basis.  This agreement is expected to be modified effective as of the Substantial Consummation Date and to be assumed under the Plan on the Substantial Consummation Date.

Lease agreements.

Pursuant to a lease agreement that expires in 2067, including renewal periods, we lease the real property on which our corporate headquarters is located from The Herbst Family Limited Partnership II, or Herbst FLP II.  The general partners of Herbst FLP II are Jerry and Maryanna Herbst.  In each of 2007, 2008 and 2009 we paid $172,992 under this lease.  Pursuant to the Plan, this lease is expected to be modified effective as of the Substantial Consummation Date and to be assumed and assigned to one of the Reorganized Debtors on the Substantial Consummation Date.

Pursuant to a lease agreement that expires in 2026, including renewal periods, we lease the real property on which Terrible’s Town Casino in Pahrump is located from The Herbst Family Limited Partnership.  The lease requires monthly rental payments of $15,000.  In 2007 2008, and 2009 we paid $180,000 under this lease.  Pursuant to the Plan, this lease is expected to be modified and assigned.

We lease land and office space in certain of our facilities to Terrible Herbst under various lease agreements with terms ranging from month-to-month to 20 years.  Monthly rental income is $63,500.  In 2007, 2008, and 2009 we received rental income of $348,000 under these leases.  Pursuant to the Plan, this lease is expected to be modified and assigned.

We lease the real property on which Terrible’s Searchlight Casino in Searchlight is located from Terrible Herbst for $15,000 per month, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2022, with options to renew the lease for five additional successive terms of ten years each, contingent on Terrible Herbst renewing its lease of the real property.  Terrible Herbst leases that real property from an unrelated third party, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2042, including renewal periods.  In each of 2007, 2008 and 2009, we paid $180,000 under this lease.  Pursuant to the Plan, this lease is expected to be modified and assigned.

We lease a warehouse located in Las Vegas, Nevada for our employment center and purchasing departments from the Herbst’s Grandchildren’s Trust.  The lease began in November 2002 and requires payments of $46,500 per month through November 2012.  This expense was $560,500, $555,500 and $569,300 for 2007, 2008 and 2009, respectively.  Pursuant to the Plan, this lease is expected to be modified effective as of the Substantial Consummation Date and to be assumed and assigned to one of the Reorganized Debtors on the Substantial Consummation Date.

Future rental income under related-party agreements is as follows (dollars in thousands):

2010	$348
2011	348
2012	348
2013	348
2014	348
Thereafter	1,040
Total	$2,780

Related-party transactions.

Mr. Higgins is our General Counsel, the general counsel of Terrible Herbst and the brother of Mary E. Higgins, our chief financial officer.  Mr. Higgins received compensation for services rendered to us in 2007, 2008 and 2009 of $658,700, $638,500 and $824,900 respectively.

In 2003, we entered into a slot route contract to install, operate and service slot machines at a tavern owned by HIGCO, Inc., a company owned and operated by Mr. Higgins and two of his brothers, G. Michael Higgins and Kevin J. Higgins.  Pursuant to this revenue-sharing contract, HIGCO, Inc. paid us $147,500 in 2007, $182,500 in 2008 and $186,800 in 2009.

In 2004, ETT entered into a slot route contract with SamCon, Inc., a company owned and operated by Mr. Higgins, to install, operate and service slot machines at a new location.  Terms of this revenue-sharing contract are similar to the terms of the contract we entered into with HIGCO in 2003.  Pursuant to this revenue-sharing contract, SamCon, Inc. paid ETT $0 in 2007, $72,700 in 2008 and $87,600 in 2009.

In 2005, ETT entered into a slot route contract to install, operate and service slot machines at a tavern owned by Prescott’s Bar LLC, a company owned and operated by Mr. Todd Sosey, the brother-in-law of Troy D. Herbst, one of the owners of the Company.  Pursuant to this revenue-sharing contract, Prescott’s paid ETT $105,700 in 2007, $94,900 in 2008 and $90,700 in 2009.

In November 2009, ETT entered into a slot route contract with Balboa Pizza, a company partially owned by Mr. David Ross, the Company’s Chief Operating Officer-Gaming, to install, operate and service slot machines at a new location.  Terms of this revenue-sharing contract are similar to the terms the Company has with other taverns.  Pursuant to this revenue-sharing contract, Balboa Pizza paid ETT $3,100 in 2009.

The balance sheet item “due from related parties” includes receivables of $390,000 and $552,000 at December 31, 2008 and 2009, respectively, from Terrible Herbst, which arise in the normal course of business.  The balances are non-interest bearing and payable on demand.

The balance sheet item “due from related parties” includes receivables of $127,700 and $150,900 at December 31, 2008 and 2009, respectively, from Berry-Hinckley Industries, which arise in the normal course of business.  The balances are non-interest bearing and payable on demand.

The balance sheet item “due from related parties” also includes balances from employees.  These amounts were $899,000 and $165,500 for 2008 and 2009, respectively. The balances are charged interest at varying rates and have original terms ranging from due on demand to nine years.

13.                               Commitments and Contingencies

At December 31, 2009, the Company has non-cancelable location license agreements for space leases at groups of affiliated stores that expire on various dates from 2010 through 2013, with certain options for renewal. Revenues from gaming machines in these stores did not exceed 10% of the Company’s total revenues in any of the years ended December 31, 2007, 2008 or 2009.

Future minimum lease payments under non-cancelable operating leases and location license agreements are as follows (dollars in thousands):

2010	$63,630
2011	46,069
2012	41,851
2013	29,140
2014	18,212
Thereafter	190,190
Total	$389,092

Rent expense related to non-cancelable leases with terms exceeding one year was $70,350,000, $61,138,000, and $62,619,000 for the years ended December 31, 2007, 2008 and 2009, respectively.

On February 17, 2006, the Clark County Circuit Court entered judgment of a jury verdict delivered on January 14, 2006 against ETT for $4.1 million in compensatory damages and $10.1 million in punitive damages.  The jury verdict was delivered in connection with an action brought by the family of an individual that alleged that ETT had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from ETT and, while drunk, hit and killed the individual.  The punitive damage award was subsequently lowered to $4.1 million in a post-trial ruling.  The Company believes the award of compensatory and punitive damages against ETT, the liability of ETT, and the amount thereof, is not supportable in either law or in fact and plans to vigorously pursue all appropriate post-trial and other remedies, including exercising its right to appeal.  The Company has appealed this decision and oral arguments were heard by the Supreme Court of Nevada on December 9, 2009.  Based on a review of the legal opinions and facts available to the Company at this time, the Company believes it is adequately reserved for any potential liability related to this incident.

The Company was party to an arbitration in 2008 in Las Vegas, Nevada involving the termination of an employee.  The former employee alleged he was terminated without cause and was therefore due amounts pursuant to his employment agreement.  On March 10, 2009, the Company received an interim award from the arbitrator that awarded the former employee $1.3 million as a result of this arbitration.  The award is currently under appeal; however, the Company fully recognized the award and approximately $0.2 million for attorneys fees in fiscal year 2008.

The Company is a party to certain other claims, legal actions and complaints arising in the ordinary course of business or asserted by way of defense or counterclaim in actions filed by the Company. Management believes that its defenses are substantial in each of these matters and that the Company’s legal position can be successfully defended without material adverse effect on its consolidated financial statements.

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from both sales and use tax.  On April 24, 2008, the Department filed a Petition for Rehearing (the

“Petition”) on the decision.  On July 17, 2008, the Nevada Supreme Court denied the Department’s Petition.  We have been paying use tax on food purchased for subsequent use as complimentary and employee meals at our Nevada casino properties and are in the process of quantifying the amount of our potential refund, which we estimate to be approximately $1.8 million, excluding interest, from July 1, 2001 through January 1, 2008.  Based on the denial of the petition, as of January 1, 2008, the Company no longer accrues for these taxes, but due to the uncertainty regarding the method for reimbursement to the Company of taxes paid to date, we will not record any gain from previous tax years until the tax refund is realized.

14.                               Employee Benefit Plans

The Company has retirement savings plans under Section 401(k) of the Internal Revenue Code for eligible employees.  The plans allow employees to defer, within prescribed limits, up to 30% of their income on a pre-tax basis through contributions to the plans.  The Company matches, within prescribed limits, a portion of eligible employees’ contributions.  The Company recorded charges for 401(k) contributions of $1,114,000, $933,000 and $504,000 for the years ended December 31, 2007, 2008 and 2009 respectively. The Company ceased its employee match at December 31, 2009.

The Company implemented a supplemental executive retirement plan (“SERP”) for certain key employees effective May 1, 2004.  The SERP is a nonqualified plan under which the Company makes monthly contributions which are intended to provide a retirement benefit that is a fixed percentage of a participant’s annual salary up to a maximum of 33%.  Company contributions and investment earnings on the contributions are tax-deferred and accumulate as a retirement fund.  Employees do not make contributions under this plan.  A portion of the Company contributions and investment earnings thereon vest after seven years of SERP participation and the remaining portion vests after both seven years of SERP participation and the participant reaching age 67.  For the years ended December 31, 2007 and 2008 the Company recorded expenses under this plan of $297,000 and $279,000, respectively.  For the year ended December 31, 2009, the Company recorded income of $12,000 under this plan.

The Company was self-funded for health care benefits at its Midwest casino properties for 2007 and 2008.  Under this plan, the Company is responsible for employee health care costs up to a certain stop loss amount.  For the years ended December 31, 2007 and 2008, the Company was fully expensed to the stop loss limit and therefore had no liability recorded at year end.  During the fourth quarter of 2008, the Company discovered an error in the placement of the stop loss policy that was in effect for 2007.  As a result of the incorrect policy being in place, the Company was subject to additional exposure for health care claims incurred in 2007.  Additional expense related to this issue for 2007 in the amount of $1,145,000 and $315,000 were expensed in 2008 and 2009, respectively.  Subsequent to 2008, the Company uses a fully insured plan for health care benefits for its Midwest casino properties.

15.                               Business Segments

The Company operates through two business segments:  slot route operations and casino operations. The slot route operations involve the installation, operation and service of slot machines at strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars, and restaurants. Casino operations consist of two geographic areas, Nevada and Other States.  The Nevada locations include: Terrible’s Town Casino (Henderson) in Henderson, Nevada, Terrible’s Searchlight Casino in Searchlight, Nevada, Terrible’s Town Casino and Terrible’s Lakeside Casino, both of which are located in Pahrump, Nevada, Terrible’s Hotel & Casino in Las Vegas, Nevada, Rail City Casino in Sparks, Nevada, the Sands Regency Casino Hotel in Reno, Nevada, Terrible’s Gold Ranch Casino and RV Resort in Verdi, Nevada, Terrible’s Dayton Casino in Dayton, Nevada, and Buffalo Bill’s Hotel and Casino, Primm Valley Resort and Casino and Whiskey Pete’s Hotel and Casino, all located in Primm, Nevada.  Casinos located in other states are Terrible’s Lakeside Casino in Osceola, Iowa, Terrible’s St. Jo Frontier Casino in St. Joseph, Missouri and Terrible’s Mark Twain Casino in La Grange, Missouri. These segment results are regularly provided to the Office of the CEO of the Company, the members of which are the chief operating decision makers of the Company.

Revenues and income, as well as EBITDA, for these segments are shown below.  Route and Casino segment EBITDA are non-GAAP measures but are used by management to measure segment profits and losses in accordance with ASC Topic 280, “Segment Reporting”.  Route and Casino segment EBITDA have certain limitations in that they do not take into account the impact of certain expenses, including allocation of overhead.  The Company endeavors to compensate for the limitations of the non-GAAP measures presented by providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures.  The following table reconciles Segment EBITDA to net income(loss) (in thousands):

	Year Ended December 31,
	2007	2008	2009

Net revenues
Slot route operations	$276,882	243,545	$200,511
Casino operations
Nevada	289,058	291,813	259,780
Other States	120,013	119,122	121,987
Other—non gaming	98,987	116,609	86,285
Total net revenues	$784,940	$771,089	$668,563
Depreciation and amortization
Slot route operations	21,979	17,806	15,192
Casino operations
Nevada	22,765	28,450	29,361
Other States	11,316	11,228	10,551

Other	345	299	322
Total depreciation and amortization	$56,405	$57,783	$55,426

Segment EBITDA(2)
Slot route operations	32,796	27,892	17,777
Casino operations
Nevada	43,551	29,475	16,823
Other states	30,268	30,287	36,882
Other and corporate(1)	(2,700)	(16,194)	(9,614)
Depreciation and amortization	(56,405)	(57,783)	(55,426)
Interest expense, net of capitalized interest (capitalized interest of $0, $101, $873, $206 and $0 respectively)	(85,631)	(116,832)	(29,530)
Loss on impairment of assets	(72,965)	(106,271)	(7,192)
Change in value of derivatives	(16,114)	—	—
Reorganization items	—	—	(29,810)
Loss on early retirement of debt	—	—	—
Net income (loss)	$(127,200)	$(209,426)	$(60,090)

(1)           Represents non-gaming revenues, general and administrative expenses, interest income and loss on lease termination.

(2)           Segment EBITDA is used by management to measure segment profits and losses and consists of income from segment operations plus depreciation and amortization and is calculated before allocation of overhead.

Selected Quarterly Financial Information (Unaudited)

(in thousands)

	Mar. 31	June 30	Sept. 30	Dec. 31		Total
Year Ended December 31, 2009
Net revenues—Route operations	$53,839	$52,198	$47,433	$47,041		$200,511
Net revenues—Casino operations
Nevada	67,728	67,378	66,071	58,603		259,780
Other states	31,815	31,185	30,854	28,133		121,987
Net revenues—Other	18,342	21,916	24,339	21,688		86,285
Operating income (loss)	(3,021)	7,437	3,288	(8,615)		(911)
Net loss	(32,846)	4,469	385	(32,098)		(60,090)
Year Ended December 31, 2008
Net revenues—Route operations	$64,619	$63,930	$58,288	$56,708		$243,545
Net revenues—Casino operations
Nevada	75,057	75,602	75,281	65,873		291,813
Other states	30,674	29,270	30,628	28,550		119,122
Net revenues—Other	27,778	35,727	32,282	20,822		116,609
Operating income	10,167	(32,768)	5,868	(76,782)		(93,515)
Net income (loss)	(16,524)	(62,329)	(22,399)	(108,174)		(209,426)
Year Ended December 31, 2007
Net revenues—Route operations	$74,749	$71,720	$66,072	$64,341		$276,882
Net revenues—Casino operations
Nevada	37,814	83,033	89,341	78,870		289,058
Other states	30,465	30,856	30,784	27,908		120,013
Net revenues—Other	7,386	28,615	32,808	30,178		98,987
Operating income	11,464	12,537	10,208 (1)	(61,144	)(2)	(26,935)
Net income	(3,253)	581	(26,682)	(97,846)		(127,200)

(1)           Amount includes $3.2 million impairment of lease acquisition costs.

(2)           Amount includes $73.0 million impairment of intangible assets and $16.1 million change in value of derivatives.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Nevertheless, there can be no assurance that either this evaluation process or our existing disclosure controls and procedures will prevent or detect all errors and all fraud, if any, or result in accurate and reliable disclosure.  A control system can provide only reasonable and not absolute assurance that the objectives of the control system are met.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Additionally, judgments in decision-making can be faulty and breakdowns in internal control can occur because of simple errors or mistakes that are not detected on a timely basis.

As of the end of the period covered by this report (the “Evaluation Date”), an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, the Company’s management concluded that our disclosure controls and procedures are effective as of December 31, 2009.

Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) for the Company.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.  Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation or effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

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

There has been no change in our internal control over financial reporting during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

The following is a list of our directors and executive officers:

Name	Age	Position
Timothy P. Herbst	46	Chairman of the Board and Executive Vice President
Ferenc Szony	54	President
Troy D. Herbst	43	Chief Executive Officer, Secretary, Treasurer and Director
Edward J. Herbst	48	Executive Vice President and Director
Mary E. Higgins	52	Chief Financial Officer
David D. Ross	45	Chief Operating Officer — Gaming
John F. O’Reilly	64	Director
Sean Higgins	45	General Counsel

Edward, Timothy and Troy Herbst are brothers and the sole shareholders of the Company.  Until April 30, 2008, Edward served as Chairman and Chief Executive Officer.  He is currently on a leave of absence from his officer duties for personal reasons. The Plan provides that the initial board of directors of Reorganized Herbst Gaming shall be comprised of directors selected by the Lenders.  We cannot assure you that we will be successful in consummating the Plan.

Timothy P. Herbst was appointed as Chairman of the Board on April 30, 2008 and is a founder of the Company.  He has served as Executive Vice President and a Director of our company and its predecessors since their inception in 1987.  Timothy is a member of our Executive Committee.  He also serves as a Vice President of Terrible Herbst, Inc.  He has 23 years experience in the gaming industry as a developer and operator of slot route businesses and various casinos.  As a founder, Chairman of the Board and Executive Vice President, he has a unique viewpoint into the vision and operations of the Company.  Additionally, his senior leadership experience allows him to provide guidance and insights to evaluate and respond to various situations encountered in serving on the Board.

Ferenc Szony was elected President in 2007.  Mr. Szony was previously the President and Chief Executive Officer of The Sands Regent from 1997 until its acquisition by Herbst Gaming in January 2007. Prior to joining the Sands, Mr. Szony served in several executive positions within the Hilton Hotel Corporation, last serving as President at the Reno Hilton Resort from 1994 to 1997.

Troy D. Herbst was elected Chief Executive Officer on April 30, 2008 and is a founder of the Company.  He has served as Secretary, Treasurer and a Director of our company and its predecessors since their inception in 1987, and as Executive Vice President until 2008.  Troy is a member of our Executive and Audit Committees.  He also serves as a Vice President of Terrible Herbst, Inc.  He has 23 years experience in the gaming industry as a developer and operator of slot route businesses and various casinos.  As a founder, Chief Executive Officer, Secretary and Treasurer, he has a unique viewpoint into the vision and operations of the Company.  Additionally, his senior leadership experience allows him to provide guidance and insights to evaluate and respond to various situations encountered in serving on the Board.

Edward J. Herbst was elected Executive Vice President on April 30, 2008 and is a founder of the Company.  He previously served as the Chief Executive Officer and Chairman of the Board of Directors of our company and its predecessors from their inception in 1987.  Edward remains a Director of the Company.  He is currently on a leave of absence from his officer duties for personal reasons.  Edward also serves as a Vice President of Terrible Herbst, Inc. and was formerly a member of U.S. Bank of Nevada’s advisory board of directors.  He has 23 years experience in the gaming industry as a developer and operator of slot route businesses and various casinos.  As a founder and Executive Vice President, as well as former Chief Executive Officer and Chairman of the Board, he has a unique viewpoint into the vision and operations of the Company.  Additionally, his senior leadership experience allows him to provide guidance and insights to evaluate and respond to various situations encountered in serving on the Board.

Mary E. Higgins has been the Chief Financial Officer of our company since May 2000.  Prior to joining our company, from March 1997 to June 2000, Ms. Higgins was the Chief Financial Officer of Camco, Inc., a Las Vegas based specialty finance company.  From August 1987 to October 1996, Ms. Higgins was the Commercial Lending Division Manager of Southern Nevada for Wells Fargo Bank in Las Vegas.

David D. Ross  was appointed to serve as the Company’s Chief Operating Officer/Gaming and a member of the Office of the Chief Executive Officer in June 2009.  Prior to joining the Company, Mr. Ross spent 25 years with Coast Casinos, a division of Boyd Gaming Corp., serving in a variety of management positions.  Most recently, he served as Coast Casinos’ Chief Operating Officer from 2004-2008.  Mr. Ross obtained a M.S. Hotel Administration from the University of Nevada, Las Vegas, and received his undergraduate degree in Business Management from the University of Nevada, Las Vegas.

John F. O’Reilly has served as a Director of our company since November 2004.  Mr. O’Reilly is also a member of our Audit Committee.  Mr. O’Reilly is the Chairman and Chief Executive Officer of the law firm of O’Reilly Law Group, LLC, in Las Vegas, Nevada, a position which he has held since 1999 and where he has practiced since its inception in 1977 and also serves as the Chairman and Chief Executive Officer of the O’Reilly Gaming Group, in Las Vegas, Nevada, which he has served since its inception in 1999.  Mr. O’Reilly is also Chairman and an officer and/or Director of various family-owned business entities and related investments.  Mr. O’Reilly has served as a Director of Nevada Power Company since 1995 and Sierra Pacific Resources and Sierra Pacific Power Company since 1999.  Mr. O’Reilly brings over 30 years of legal experience and many years of gaming experience to the Board.  His knowledge of the gaming industry in Nevada allows to him to contribute keen insights into the operations and development of the Company.

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

Our Audit Committee is comprised of Messrs. Troy Herbst and John F. O’Reilly.  Mr. O’Reilly is the current Chairman of the Audit Committee.  Our Audit Committee does not include an audit committee financial expert as defined by Item 401(h) of Regulation S-K and is independent under the listing standards of the New York Stock Exchange.

The Executive Committee’s function is to review and make recommendations to our board of directors with respect to the salaries and bonuses of our executive officers and key employees.  Directors Edward Herbst, Timothy Herbst and Troy Herbst serve on the Executive Committee.

The Company is managed operationally on a day to day basis by a Committee developed by the Board of Directors called the “Office of The CEO”, This committee is comprised of the CEO (Mr. Troy D. Herbst) as well as the President (Mr. Ferenc Szony), the Chief Operating Officer-Gaming (Mr. David Ross), the Chief Financial Officer (Ms. Mary E. Higgins) and the General Counsel (Mr. Sean Higgins), and the two Executive Vice Presidents (Messrs. Edward J. Herbst and Timothy P. Herbst). All matters require a four person majority for approval.  The function of the Office of the CEO is formulating the Company’s overall business strategy and business plans subject to approval by the Board, evaluation and recommending to the Board of Directors the Company’s capital expenditure plans, monitoring and evaluating the Company’s operating performance and reporting the same to the Board and evaluating and recommending to the Board the adoption of financial budgets.  Additionally the Office of the CEO is charged with directing the Company’s restructuring / reorganization / turnaround efforts and providing oversight with respect to the execution of same consistent with decisions of the Board and performing such other tasks as may be delegated from time to time by the Board of Directors.

Item 11.  Executive Compensation.

Overview of Compensation

The Executive Committee, or the “Committee,” of the Board of Directors has the responsibility for establishing, implementing and monitoring adherence to the Company’s compensation programs.  The Committee’s goal is to provide a compensation package that attracts, motivates and retains executive talent and is designed to align executives’ interests with the Company’s corporate strategies and business objectives.  The Committee is comprised of our CEO and Executive Vice Presidents, Troy D. Herbst, Timothy P. Herbst and Edward J. Herbst, all members of which are officers, and the owners, of Herbst Gaming.  During 2009, all executive compensation issues were reviewed and approved by the entire Board of Directors.

The following individuals, included in the Summary Compensation Table, below, were our “named executive officers” or “NEOs” during fiscal 2009: our Chief Executive Officer or “CEO,” Troy D. Herbst; our President, Ferenc Szony; our Chief Financial Officer or “CFO,” Mary E. Higgins; our Chief Operating Officer-Gaming, David Ross; our General Counsel, Sean T. Higgins; as well as our Chairman and Executive Vice President, Timothy P. Herbst and our Executive Vice President, Edward J. Herbst.

We provide compensation to our CEO, President, CFO, General Counsel and Chief Operating Officer-Gaming, primarily through written employment agreements that set forth base compensation, cash bonus, employee benefit plans and perquisites due to such officers.   Our CEO was appointed to his position in April 2008.  We entered into an employment agreement with our CEO in May 2008.  In March 2008 we entered into new or amended employment agreements, as applicable, with each of our President, CFO and General Counsel.  The employment agreements executed in March 2008 and May 2008 were approved by the entire Board.  These agreements have been renewed and provide for automatic renewals on a yearly basis.  We hired our new Chief Operating Officer-Gaming in May 2009 and entered into an employment agreement with him in February 2010, effective January 2010.

We also have two annual incentive plans in place.  We have an Executive Officer and Cash Bonus Plan (the “Bonus Plan”), which was established in 2001.  There have never been any amounts paid under this plan.  The Bonus Plan is available to provide additional incentive-based compensation to our CEO and Executive Vice Presidents upon the achievement of performance targets should the Committee determine to use it.  We also have the 2009 Executive Incentive Plan (the “Incentive Plan”), which was established and approved by the full Board of Directors in 2009 to provide incentive-based compensation to various members of our management team, including three of the NEOs, our President, CFO and General Counsel.  This plan was renewed for 2010 under similar terms and our Chief Operating Officer-Gaming is included in this plan for 2010.

Our compensation program is designed to promote and reward leadership and commitment, in addition to performance improvement, with a focus on growth and productivity to drive financial performance.  The main components of our executive compensation program include base salary, annual incentives and broad-based retirement, health and welfare employee benefits, subject to the terms and conditions of each benefit program.  Our compensation program is designed to remain competitive with market practices, which is necessary to attract and retain talented executives.  Our compensation program does not include an equity component, as our CEO and Executive Vice Presidents collectively own all of the outstanding stock of the Company.

Role of the Executive Officers and of the Committee in Determining Compensation

Each year the CEO evaluates the performance of the other NEOs and makes recommendations to the Committee with respect to compensation, including recommendations with respect to base salary levels and targets under the Bonus Plan and, as they relate to NEO participants, the Incentive Plan, as applicable.  The Committee takes these recommendations into advisement, but also conducts its own independent review of the CEO and the other NEOs prior to determining base salary increases and target incentive payments.  Moreover, the administration of the Bonus Plan and Incentive Plan and the actual declaration of any cash bonus payments under the Bonus Plan and Incentive Plan must be approved by the entire Board of Directors, including our independent director(s).

2009 Elements of Executive Compensation

The Company’s 2009 compensation program for executive officers was primarily comprised of a base salary, annual incentives and employee benefits broadly available to all employees of the Company.

Base Salary

We provide our NEOs and other employees with base salary to compensate them for services rendered during the fiscal year.  Base salaries are essential for the attraction and retention of talented executives and are determined consistent with the factors set forth below:

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

•                  ability to impact corporate and/or business unit results; and

•                  retention risks.

During 2009, our CEO’s salary remained $973,800.  Our President, our CFO and our General Counsel’s salaries were increased by 5% to $525,000, per the terms of their respective employment agreements that provide for an annual 5% salary increase.  During 2009, our newly hired Chief Operating Officer-Gaming was paid $50,000 per month.  The company entered into an employment agreement with our Chief Operating Officer-Gaming in February 2010, effective January 1, 2010, in which we agreed to pay him an annual base salary of $600,000.  Base salaries for Messrs. Timothy P. and Edward J. Herbst remained at their 2008 levels (Mr. Edward J. Herbst’s salary changed in May 2008 in connection with a change in his duties and title).

Annual Incentives

Bonus Plan.  Our CEO and Executive Vice Presidents are eligible for incentive-based annual bonuses under the Bonus Plan.  Any payments to be made under this plan are discretionary and must be approved by our independent directors.  To date, there have been no cash bonuses paid under this plan.

Incentive Plan.  Our President, CFO and General Counsel are eligible for incentive-based annual bonuses under the Incentive Plan.  The target payment under the Incentive Plan for our President, CFO and General Counsel was 75% of their base salaries ($393,750).  The Incentive Plan for the participating NEOs was divided into four components, weighted as follows:

Participant	Workload	Milestones	EBITDAR	Operating Profit Margin
President	20%	25%	35%	20%
Chief Financial Officer	30%	30%	25%	15%
General Counsel	30%	30%	25%	15%

The Workload component compensates the NEO participants for their significantly increased workloads and exceptional efforts in connection with the Company’s financial restructuring and turnaround efforts.  This portion of each NEO participant’s annual bonus was paid in installments in conjunction with each regular payroll cycle during 2009.  For 2009, each of the participating NEOs earned 100% of their annual bonus with respect to the Workload component.

The Milestones component incentivizes the NEO participants to achieve certain mission-critical strategic goals related to the Restructuring and the bankruptcy proceedings.  These goals constitute confidential information that, if disclosed, could cause competitive harm to the Company.  The goals are considered to be challenging, yet achievable.  For 2009, each NEO participant earned 100% of their annual bonus with respect to the Milestones component.

The EBITDAR component incentivizes the NEO participants to maximize enterprise value by improving the Company’s financial performance.  EBITDAR is a non-GAAP measure and is defined as earnings before interest, taxes, depreciation, amortization, restructuring costs/reorganization items and certain other non-cash, non-recurring items.  EBITDAR for 2009 was $76.9 million, which was short of the target of $88.5 million.  Therefore, the NEO participants earned 0% of their annual bonus with respect to the EBITDAR component.

The Operating Profit Margin component incentivizes the NEO participants to improve efficiency of the Company’s operations by controlling the cost structure so as to maintain and/or enhance the operating profit margin.  For purposes of the Incentive Plan, the operating profit margin is calculated by dividing operating profit by total revenues (gross).  Operating profit is calculated as total revenues (gross) minus total operating expenses which equals the sum of the following expense and contrarevenue items: i) promotional allowances; ii) cost of goods sold; iii) participation / progressives; iv) space lease; v) payroll & payroll-related; vi) promotion & advertising; vii) other direct expenses; viii) administrative expenses; and ix) any other expense(s) / contra-revenue item(s) as set forth in the Incentive Plan.  The operating profit margin for 2009 was 9.7%, which was short of the target of 10.5%.  Therefore, the NEO participants earned 0% of their annual bonus with respect to the Operating Profit Margin component.

Total payouts under the Incentive Plan for 2009 were as follows:

Participant	Workload	Milestones	EBITDAR	Operating Profit Margin	Total	Total as a % of Base Salary
President	$78,7505	$98,438	$0	$0	$177,1880	34%
Chief Financial Officer	$118,125	$118,125	$0	$0	$236,250	45%
General Counsel	$118,125	$118,125	$0	$0	$236,250	45%

The NEOs that participated in the Incentive Plan for 2009 will participate in a similar plan for 2010.  In addition, our Chief Operating Officer-Gaming will participate in the Incentive Plan for 2010 under similar terms.

Severance Benefits

The employment agreements with our CEO, President, CFO and General Counsel provide that in the event we choose to terminate the executive’s employment for any reason other than “Cause” (as defined below in the “Potential Payments Upon Termination or Change in Control” section), the executive will receive a severance payment equal to one year’s salary. The employment agreement with our Chief Operating Officer-Gaming, entered into after the end of the fiscal year, provides that in the event that we choose to terminate the executive’s employment for any reason other than “Cause” (as defined below in the “Potential Payments Upon Termination or Change in Control” section), the executive will receive a severance payment equal to the remainder of the term of his agreement.  The Committee provides this severance benefit because it believes that it is important for both recruitment and retention purposes to provide certain NEOs with some measure of financial security in the event of an involuntary termination.

Other Elements of Compensation

In order to attract, retain and pay market levels of compensation, we aim to provide benefits to our NEOs that are consistent with market practices.  These market practices were reviewed based on a survey of current compensation trends in the market.  The Board hired Xroads Management Consulting to perform a full review of executive compensation practices in October 2009.  The current market practices include broad-based retirement, health and welfare employee benefits, subject to the terms and conditions of each benefit program.  Our NEOs are eligible to participate in these benefits on the same basis as other full-time employees.  In addition, the Company provides each NEO with an automobile.  This perquisite is provided because our Southern Nevada properties are geographically distant from one another and the cost represents a small fraction of the total compensation of each NEO.  The value of the automobile is shown in the “All Other Compensation” column in the Summary Compensation Table below.  The Compensation Committee periodically reviews the perquisites that it provides, including the cost to the Company of providing such perquisites.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation awarded, paid to or earned by the Company’s named executive officers during 2009, 2008 and 2007.

Name and Principal Position	Year	Salary ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Troy D. Herbst, Chief Executive Officer	2009	992,822	—	—	992,822
	2008	811,487	—	—	811,487
	2007	427,810	—	3,433,333	3,861,143

Mary E. Higgins, Chief Financial Officer	2009	536,877	261,825	7,375	806,077
	2008	500,000	112,500	7,375	619,875
	2007	366,377	275,000	—	641,377

Timothy P. Herbst Chairman, Executive Vice President	2009	567,211	—	—	567,211
	2008	551,714	—	—	551,714
	2007	427,140	—	3,433,333	3,860,473

Edward J. Herbst Executive Vice President	2009	567,211	—	—	567,211
	2008	714,042	—	—	714,042
	2007	831,991	—	3,433,333	4,265,324

Ferenc Szony President	2009	525,000	208,125	—	733,125
	2008	489,560	73,434	—	562,494

Sean T. Higgins General Counsel	2009	536,091	261,825	27,000	824,916

David Ross Chief Operating Officer-Gaming	2009	350,700	—	—	350,700

(1)                                 Based on the way the calendar and pay periods occurred in 2009, an additional pay period fell into calendar 2009.  Also, in connection with the Company’s bankruptcy filing, several executives had pay withheld as it was over the allowed limit for pre-petition claims.  These amounts are $18,479.38 for Troy D. Herbst, $8,315.11 for Mary E. Higgins, $ 5,722.68 for Timothy P. Herbst, $5,722.68 for Edward J. Herbst and $9,100.82 for Sean T. Higgins. These amounts are unsecured claims and will be settled by a gift in the same manner as other unsecured claims.

(2)                                 Represents bonus payments made to Ms. Higgins, Mr. Szony and Mr. Higgins under the Incentive Plan.

(3)                                 Represents auto expense for Mary E. Higgins and Sean T. Higgins and distributions on common stock for Troy D. Herbst, Timothy P. Herbst and Edward J. Herbst.

GRANTS OF PLAN-BASED AWARDS TABLE

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
	Awards
Name and Principal Position	Threshold ($)	Target ($)	Maximum ($)
Mary E. Higgins, Chief Financial Officer	118,125	393,750	462,656

Ferenc Szony President	78,750	393,750	423,281

Sean T. Higgins General Counsel	118,125	393,750	423,281

(1)                                 Represents bonus opportunities for 2009 for Ms. Higgins, Mr. Szony and Mr. Higgins under the Incentive Plan.  Mr. Ross did not participate in the Incentive Plan during 2009, but will participate in 2010.  Timothy P. Herbst, Troy D. Herbst, and Edward J. Herbst do not participate in the Incentive Plan.

Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table

CEO Employment Agreement

On May 14, 2008, we entered into a new employment agreement with Troy D. Herbst, who was appointed our Chief Executive Officer on April 30, 2008.  Pursuant to this employment agreement, Mr. Herbst receives annual base compensation of $973,800, which may be increased annually by five percent.  The employment agreement commenced May 14, 2008 and the initial term ended December 31, 2009.  It will automatically renew for successive one-year periods unless sooner terminated, or unless either party notifies the other in writing at least 60 days prior to the date the employment agreement is scheduled to expire.  This agreement has been renewed for 2010.

Employment Agreements of Other Named Executive Officers

In March 2008, we entered into a new employment agreement with Mary E. Higgins, our Chief Financial Officer, in which we agreed to pay her an initial annual base salary of $500,000, which may be increased annually by five percent, plus a discretionary bonus of up to 30% of her salary per year.  Ms. Higgins’ contract was extended and now expires on December 31, 2010.  In addition, we entered into a new employment agreement with Ferenc Szony, our President, in March 2008.  His employment agreement provided for an initial annual base salary of $500,000, which may be increased annually by five percent, and was extended and now expires on December 31, 2010.  In March 2008, we entered into a new employment agreement with Sean T. Higgins, our General Counsel, in which we agreed to pay him an initial annual base salary of $500,000, which may be increased annually by five percent.  Mr. Higgins’ contract was extended and now expires on December 31, 2010. These three contracts automatically renew for successive one-year periods unless sooner terminated or unless either party to the respective agreements notifies the other in writing at least 60 days prior to the date the respective agreement is scheduled to expire.  And, all three of these agreements have been renewed for 2010.  Pursuant to the terms of the Incentive Plan described above, if Ms. Higgins or Mr. Szony earns an annual incentive payment under the Incentive Plan, such payment shall be in lieu of their bonus payments per their employment agreements. The company entered into an employment agreement with its Chief Operating Officer-Gaming, Mr. David Ross in February 2010, effective January 1, 2010, in which we agreed to pay him an annual base salary of $600,000, pursuant to which he is eligible to participate in the 2010 executive Incentive Plan. Subject to certain exceptions, the agreement expires on the earlier of December 31, 2010 or the Substantial Consummation Date (as defined in the agreement).

The Company does not currently have an employment agreement with its other NEOs, Timothy P. Herbst and Edward J. Herbst.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The Company’s employment agreements with our CEO, President, CFO and General Counsel provide that in the event that we choose to terminate the executive’s employment for any reason other than “Cause,” the executive will receive a severance payment equal to one year’s salary.  The employment agreement with our Chief Operating Officer-Gaming, entered into after the end of the fiscal year, provides that in the event that we choose to terminate him for any reason other than “Cause,” he will receive a severance payment equal to the remainder of the term of his agreement.  Our other NEOs, Timothy P. Herbst and Edward J. Herbst, do not have termination benefits.  “Cause” is defined as: (i) the conviction of, or judgment against, the executive by a civil or criminal court of competent jurisdiction for a felony or any other offense involving embezzlement or misappropriation of funds, or any act of moral turpitude, dishonesty or lack of fidelity; (ii) the indictment of the executive by a state or federal grand jury of competent jurisdiction or the filing of a criminal complaint or information, for a felony or any other offense involving embezzlement or misappropriation of funds, or any act of moral turpitude, dishonesty or lack of fidelity; (iii) the confession by the executive of embezzlement or misappropriation of funds, or any act of moral turpitude, dishonesty or lack of fidelity; (iv) the payment (or, by the operation solely of the effect of a deductible, the failure of payment) by a surety or insurer of a claim under a fidelity bond issued for the benefit of the Company reimbursing the Company for a loss due to the wrongful act, or wrongful omission to act, of the executive; (v) the denial, revocation or suspension of a license, qualification or certificate of suitability to the executive by any of the Gaming Authorities (as defined in the employment agreements); and (vi) any action or failure to act by the executive that the Company reasonably believes, as a result of a communication or action by the Gaming Authorities or on the basis of consultations with its gaming counsel and/or other professional advisors, will likely cause any of the Gaming Authorities to:  (A) fail to license, qualify and/or approve the Company to own and operate a gaming business; (B) grant any such licensing, qualification and/or approval only upon terms and conditions that are unacceptable to the Company; (C) significantly delay any such licensing, qualification and/or approval process; or (D) revoke or suspend any existing license.

Upon a termination without Cause on December 31, 2009, Mr. Troy Herbst, Ms. Higgins, Mr. Szony, and Mr. Higgins would have been entitled to receive the following amounts, respectively:  $973,800, $525,000, 525,000 and $525,000.  Mr. Ross was not subject to a severance arrangement as of December 31, 2009.  All other amounts payable or other benefits (such as accrued vacation, vested amounts payable under the Company’s 401(k) plan, etc.) are the same as for other salaried employees.

FISCAL YEAR 2009 DIRECTOR COMPENSATION

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

The following table provides information related to the compensation of our non-employee directors during fiscal 2009.

Name	Fees Earned or Paid in Cash ($)	Total ($)
John F. O’Reilly	120,000	120,000
John N. Brewer(1)	50,000	50,000

(1)  Mr. Brewer resigned effective as of May 31, 2009.

Compensation Committee Interlocks and Insider Participation

Relationships and Independence of the Compensation Committee Members

During the fiscal year ended December 31, 2009, Edward Herbst, Timothy Herbst and Troy Herbst were members of the Executive Committee of our board of directors.  Our executive compensation is determined by the Board of Directors, three of the members of which are officers, and the owners, of Herbst Gaming.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The securities entitled to vote consist of shares of our common stock, no par value, with each share entitling its owner to one vote.  Common stock is the only outstanding class of voting securities authorized by our articles of incorporation.  The number of outstanding shares of common stock as of December 31, 2009 was 300.

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

Item 13.  Certain Relationships and Related Transactions.

We believe that all of the transactions mentioned below are on terms at least as favorable to us as would have been obtained from an unrelated third party.  The Plan provides for the modification of certain related party agreements.  Except as described below and in the Plan, all terms and provisions in the Company’s related party agreements shall continue to be valid and enforceable under the Restructuring.  We cannot assure you that the Plan will be consummated.

Edward Herbst, Timothy Herbst and Troy Herbst are brothers and are officers and directors of Herbst Gaming, Inc. and its wholly-owned subsidiaries.  In addition, they are officers and directors of Terrible Herbst, Inc. and Berry-Hinckley Industries.  There is no cross ownership between Herbst Gaming, Inc. and either Terrible Herbst, Inc. or Berry-Hinckley Industries.  Terrible Herbst, Inc. is owned solely by Jerry and Maryanna Herbst, the parents of the Herbst brothers.  Sean Higgins, the Company’s General Counsel, is also the general counsel of Berry-Hinckley Industries.  The Plan provides for the modification of certain related party agreements.  Except as described below and in the Plan, all terms and provisions in the Company’s related party agreements shall continue to be valid and enforceable under the Restructuring.  We cannot assure you that the Plan will be consummated.

Slot route contract with Terrible Herbst, Inc.  The Company rents space for certain slot machine route operations in convenience stores owned by Terrible Herbst, Inc. (“Terrible Herbst”), a corporation in which the owners of the Company are officers and which is owned by the parent of the Company’s owners.  Rent expense of $6,954,000, $7,114,000 and $7,185,000 was incurred under this agreement for the years ended December 31, 2007, 2008 and 2009, respectively, for the exclusive placement of slot machines in Terrible Herbst convenience store locations.  This contract was extended in 2009 and now expires in December of 2014.  This agreement is expected to be modified effective as of the Substantial Consummation Date and to be assumed under the Plan on the Substantial Consummation Date.

Other arrangements with Terrible Herbst, Inc..  We have also entered into a servicing arrangement with Terrible Herbst pursuant to which we provide accounting and administrative services related to the collection of daily deposits from Terrible Herbst convenience stores.  We also provide personnel to Terrible Herbst to count, maintain and safeguard large amounts of coin and currency.  Terrible Herbst reimburses our expenses in providing these services.  Under this servicing arrangement, we were paid approximately $246,000 for services rendered for the year ended December 31, 2007, $246,000 in 2008, and $270,100 in 2009.  This agreement is currently on a month-to-month basis.  This agreement is expected to be modified effective as of the Substantial Consummation Date and to be assumed under the Plan on the Substantial Consummation Date.

We have entered into a master ATM agreement with Terrible Herbst pursuant to which we are granted the exclusive right to install and maintain ATMs in Terrible Herbst convenience store locations.  This agreement expires in December, 2010, subject to automatic renewal for consecutive and repetitive terms of one year, unless we or Terrible Herbst notify the other of non-renewal.   This agreement is expected to be modified effective as of the Substantial Consummation Date and to be assumed under the Plan on the Substantial Consummation Date.

The Company has entered into a nonexclusive trademark license agreement with Terrible Herbst for the use of the Terrible Herbst brand name and its cowboy logo which extends through 2011.  At the option of the Company, the agreement provides for the ability to renew the agreement for five additional successive terms of five years each.  Pursuant to this trademark license agreement, the Company paid approximately $1,557,000, $1,649,000 and $1,760,000 to Terrible Herbst in the years ended December 31, 2007, 2008 and 2009, respectively.  This agreement is expected to be modified effective as of the Substantial Consummation Date and to be assumed under the Plan on the Substantial Consummation Date.

The Company entered into a shared services agreement with Terrible Herbst and Berry-Hinckley Industries in January 2008 whereby (i) Terrible Herbst and Berry-Hinckley Industries reimburse the Company for services performed by certain employees of the Company for Terrible Herbst and Berry-Hinckley Industries as requested from time to time, consisting primarily of the day-to-day functions of Terrible Herbst, and Berry-Hinckley Industries and (ii) effective as of January 1, 2009, pursuant to an amended and restated shared services agreement entered into on January 16, 2009, the Company reimburses Terrible Herbst for services performed by certain employees of Terrible Herbst for the Company as requested from time to time, consisting primarily of maintaining the price books for certain of the Company’s service station locations and providing management oversight of the service station operations at the Primm Properties.  Under this agreement, the Company received approximately $583,000 and $455,300 for services rendered during the year ended December 31, 2008 and 2009, respectively, from Terrible Herbst, and the Company received $102,000 and $125,000 for the same periods for services from Berry-Hinckley Industries.  In 2009, payment for services rendered by the Company’s employees was reduced by amounts due for services rendered for the Company’s by Terrible Herbst’s employees.  The contract expired on December 31, 2009 and is currently on a month-to-month basis.  This agreement is expected to be modified effective as of the Substantial Consummation Date and to be assumed under the Plan on the Substantial Consummation Date.

The Company entered into an advertising purchasing agreement with Terrible Herbst in January 2009 pursuant to which the Company purchases advertising time on Terrible Herbst’s network of gas pump and interior television screens for $30,000 per month during the twelve months commencing January 1, 2009.  This agreement has expired and is currently on a month-to-month basis.  This agreement is expected to be modified effective as of the Substantial Consummation Date and to be assumed under the Plan on the Substantial Consummation Date.

Lease agreements.

Pursuant to a lease agreement that expires in 2067, including renewal periods, we lease the real property on which our corporate headquarters is located from The Herbst Family Limited Partnership II, or Herbst FLP II.  The general partners of Herbst FLP II are Jerry and Maryanna Herbst.  In each of 2007, 2008 and 2009 we paid $172,992 under this lease.  Pursuant to the Plan, this lease is expected to be modified effective as of the Substantial Consummation Date and to be assumed and assigned to one of the Reorganized Debtors on the Substantial Consummation Date.

Pursuant to a lease agreement that expires in 2026, including renewal periods, we lease the real property on which Terrible’s Town Casino in Pahrump is located from The Herbst Family Limited Partnership.  The lease requires monthly rental payments of $15,000.  In 2007 2008, and 2009 we paid $180,000 under this lease.  Pursuant to the Plan, this lease is expected to be modified and assigned.

We lease land and office space in certain of our facilities to Terrible Herbst under various lease agreements with terms ranging from month-to-month to 20 years.  Monthly rental income is $63,500.  In 2007, 2008, and 2009 we received rental income of $348,000 under these leases.  Pursuant to the Plan, this lease is expected to be modified and assigned.

We lease the real property on which Terrible’s Searchlight Casino in Searchlight is located from Terrible Herbst for $15,000 per month, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2022, with options to renew the lease for five additional successive terms of ten years each, contingent on Terrible Herbst renewing its lease of the real property.  Terrible Herbst leases that real property from an unrelated third party, pursuant to a lease agreement entered into on June 30, 2002 that expires in 2042, including renewal periods.  In each of 2007, 2008 and 2009, we paid $180,000 under this lease.  Pursuant to the Plan, this lease is expected to be modified and assigned.

We lease a warehouse located in Las Vegas, Nevada for our employment center and purchasing departments from the Herbst’s Grandchildren’s Trust.  The lease began in November 2002 and requires payments of $46,500 per month through November 2012.  This expense was $560,500, $555,500 and $569,300 for 2007, 2008 and 2009, respectively.  Pursuant to the Plan, this lease is expected to be modified effective as of the Substantial Consummation Date and to be assumed and assigned to one of the Reorganized Debtors on the Substantial Consummation Date.

Related-party transactions.

Mr. Higgins is our General Counsel, the general counsel of Terrible Herbst and the brother of Mary E. Higgins, our chief financial officer.  Mr. Higgins received compensation for services rendered to us in 2007, 2008 and 2009 of $658,700, $638,500 and $824,900 respectively.

In 2003, we entered into a slot route contract to install, operate and service slot machines at a tavern owned by HIGCO, Inc., a company owned and operated by Mr. Higgins and two of his brothers, G. Michael Higgins and Kevin J. Higgins.  Pursuant to this revenue-sharing contract, HIGCO, Inc. paid us $147,500 in 2007, $182,500 in 2008 and $186,800 in 2009.

In 2004, ETT entered into a slot route contract with SamCon, Inc., a company owned and operated by Mr. Higgins, to install, operate and service slot machines at a new location.  Terms of this revenue-sharing contract are similar to the terms of the contract we entered into with HIGCO in 2003.  Pursuant to this revenue-sharing contract, SamCon, Inc. paid ETT $0 in 2007, $72,700 in 2008 and $87,600 in 2009.

In 2005, ETT entered into a slot route contract to install, operate and service slot machines at a tavern owned by Prescott’s Bar LLC, a company owned and operated by Mr. Todd Sosey, the brother-in-law of Troy D. Herbst, one of the owners of the Company.  Pursuant to this revenue-sharing contract, Prescott’s paid ETT $105,700 in 2007, $94,900 in 2008 and $90,700 in 2009.

In November 2009, ETT entered into a slot route contract with Balboa Pizza, a company partially owned by Mr. David Ross, the Company’s Chief Operating Officer-Gaming, to install, operate and service slot machines at a new location.  Terms of this revenue-sharing contract are similar to the terms the Company has with other taverns.  Pursuant to this revenue-sharing contract, Balboa Pizza paid ETT $3,100 in 2009.

The balance sheet item “due from related parties” also includes receivables of $127,700 and $150,900 at December 31, 2008 and 2009, respectively, from Berry-Hinckley Industries, which arise in the normal course of business.  The balances are non-interest bearing and payable on demand.

The amount due from related party balance includes $899,000 and $165,500 due from employees at December 31, 2008 and 2009, respectively. The balances are charged interest at varying rates and have original terms ranging from due on demand to nine years.

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

Item 14. Principal Accountant Fees and Services.

The aggregate accounting fees billed and services provided by our principal accountants for the years ended December 31, 2008 and 2009 are as follows:

	2008	2009
Audit fees(1)	$1,113,930	$775,750
Audit-related fees(2)	—	—
Tax fees	—	—
All other fees	129,854	92,335
Total fees	$1,243,784	$868,085

(1)   Represents the aggregate fees Deloitte & Touche LLP invoiced the Company in each of the last two fiscal years for professional services for the audits of our annual financial statements, review of financial statements included in our periodic filings with the SEC and for services that are normally provided by Deloitte & Touche LLP in connection with those filings.

(2)   Represents the aggregate fees Deloitte & Touche LLP invoiced the Company in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit.

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

(a)           Financial Statements

1.           List of Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets As of December 31, 2008 and 2009

Consolidated Statements of Operations For the years ended December 31, 2007, 2008 and 2009

Consolidated Statements of Stockholders’ Equity (Deficiency) For the years ended December 31, 2007, 2008 and 2009

Consolidated Statements of Cash Flows For the years ended December 31, 2007, 2008 and 2009

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

Index No.	Description

2.1(3)	Asset Purchase Agreement between Anchor Coin and Herbst Gaming, Inc. and Market Gaming, Inc. and E-T-T, Inc. dated as of November 21, 2002.

2.2(3)	First Amendment to Asset Purchase Agreement by and among Anchor Coin and Herbst Gaming, Inc. and Market Gaming, Inc. and E-T-T, Inc. dated as of January 14, 2003.

2.3(5)	Asset Purchase and Sale Agreement, dated July 20, 2004, made by and between Mark Twain Casino, L.L.C. and Herbst Gaming, Inc.

2.4(5)	Asset Purchase and Sale Agreement, dated July 20, 2004, made by and between St. Joseph Riverboat Partners and Herbst Gaming, Inc.

2.5(5)	Asset Purchase and Sale Agreement, dated July 20, 2004, made by and between Southern Iowa Gaming Company and Herbst Gaming, Inc.

2.6(7)	Amendment to Asset Purchase and Sale Agreement, made by and between Mark Twain Casino, L.L.C. and Herbst Gaming, Inc. dated as of December 2004.

2.7(7)	Amendment to Asset Purchase and Sale Agreement, made by and between St. Joseph Riverboat Partners and Herbst Gaming, Inc. dated as of December 2004.

2.8(7)	Amendment to Asset Purchase and Sale Agreement, made by and between Southern Iowa Gaming Company and Herbst Gaming, Inc. dated as of December 2004.

2.9(7)	Second Amendment to Asset Purchase and Sale Agreement made by and between Southern Iowa Gaming Company and Herbst Gaming, Inc., dated as of January 25, 2005.

2.10(9)	Agreement and Plan of Merger, dated as of May 16, 2006, by and among The Sands Regent, Herbst Gaming, Inc. and HGI-Casinos, Inc.

2.11(10)	Amendment No. 1 to the Agreement and Plan of Merger among The Sands Regent, Herbst Gaming, Inc. and HGI-Casinos, Inc. dated as of August 24, 2006

2.12(11)	Purchase Agreement, dated as of October 31, 2006, by and among New York-New York Hotel & Casino, LLC, PRMA Land Development Company, The Primadonna Company LLC, and Herbst Gaming, Inc.

2.13(30)	Amended Order Confirming Debtors’ First Amended Joint Plan of Reorganization, filed January 22, 2010.

2.14(30)	Findings of Fact and Conclusions of Law in Support of Order Confirming Debtors’ First Amended Joint Plan of Reorganization, filed January 22, 2010.

3.1(1)	Articles of Incorporation of Herbst Gaming, Inc.

3.2(2)	By-laws of Herbst Gaming, Inc.

4.1(6)	Indenture dated November 22, 2004 by and among Herbst Gaming, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee, relating to 7% Senior Subordinated Notes due 2014.

4.2(6)	Specimen Form of 7% Senior Subordinated Notes due 2014 (included as part of the Indenture at Exhibit 4.1).

4.3(5)	Indenture dated June 11, 2004 by and among Herbst Gaming, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee, relating to 8 1/8% Senior Subordinated Notes due 2012.

10.1(1)	Trademark License Agreement dated August 24, 2001 by and between Herbst Gaming, Inc. and Terrible Herbst, Inc.

10.2++ (5)	Gaming Devices License Agreement dated October 26, 2004 by and between The Vons Companies, Inc. and Market Gaming, Inc.

10.3(1)	Letter Agreement dated May 31, 2006 among Albertson’s, Inc., SUPERVALU, Inc., AB Acquisition LLC and Cardivan Company.

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

10.39(17)	Gaming License Agreement dated as of October 22, 2007 between Cardivan and New Albertson’s, Inc.

10.40(17)	Gaming License Agreement dated as of August 24, 2007 between Cardivan and SaveMart Supermarkets dba Albertson’s

10.41(17)	Gaming License Agreement dated as of July 1, 2007 among Cardivan, RITE AID HDQTRS. CORP., and Thrifty Payless Corp.

10.42(18)	Employment Agreement with Ferenc Szony, dated March 7, 2008.

10.43(25)	Amended and Restated Shared Services Agreement dated as of January 16, 2009 between Herbst Gaming, Inc. Berry-Hinckley Industries and Terrible Herbst, Inc.

10.44(25)	Advertising Purchasing Agreement dated as of January 1, 2009 between Herbst Gaming, Inc. and Terrible Herbst, Inc.

10.45(19)	Master ATM Agreement dated as of March 1, 2008 by and between E-T-T, Inc. and Terrible Herbst, Inc.

10.46(21)	Employment Agreement with Troy D. Herbst, dated May 14, 2008.

10.47(20)	Omnibus Amendment No. 3 and Appointment and Acceptance dated as of April 24, 2008 by and among Herbst Gaming, Inc., Bank of America, N.A., Wilmington Trust Company, and each Lender party thereto.

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

10.51(26)	Letter of Resignation of John N. Brewer, dated as of May 26, 2009.

10.52(27)

Amendment and Waiver to Letter agreement dated March 9, 2009 by and among the Company, the Company’s subsidiaries, consenting lenders under the amended Credit Agreement, Edward J. Herbst, Timothy P. Herbst, Troy D. Herbst, Terrible Herbst, Inc. and certain affiliates of Terrible Herbst, Inc., dated as of May 28, 2009.

10.53(28)	Lockup Agreement, dated as of June 29, 2009.

10.54(29) ++	Twenty-Second Amendment to Lease and Sublease Agreement, dated June 30, 2009, by and between Smith’s Food & Drug Centers, Inc., Herbst Gaming, Inc. and Market Gaming, Inc.

10.55(36)	Executive Employment Agreement between Herbst Gaming, Inc. and David D. Ross, dated as of February 26, 2010.

21.1(19)	Subsidiaries of Herbst Gaming, Inc.

31.1*	Certification of Troy D. Herbst under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mary E. Higgins under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Troy D. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(31)	Debtors’ Joint Plan of Reorganization, filed June 15, 2009.

99.1(32)	Amended Disclosure Schedule related to Debtors’ Joint Plan of Reorganization, filed June 19, 2009.

99.2(33)	Debtors’ Amended Joint Plan of Reorganization, filed July 22, 2009.

99.3(34)	Second Amended Disclosure Statement related to Debtors’ Amended Joint Plan of Reorganization, filed August 7, 2009.

99.4(35)	Certification of Acceptance of Debtors’ First Amended Plan of Reorganization (Ballot Summary) filed September 18, 2009.

+	Confidential Treatment for a portion of this document has been granted pursuant to Rule 406 under the Securities Act. The omitted portions have been separately filed with the Commission.

++	Confidential Treatment for a portion of this document has been requested pursuant to Rule 406 under the Securities Act. The omitted portions have been separately filed with the Commission.

(1)	Incorporated herein by reference from our registration statement on Form S-4 (SEC No. 33-71094), Part II, Item 21.

(2)	Incorporated herein by reference from our quarterly report on Form 10-Q filed with the SEC on November 14, 2002.

(3)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on March 10, 2003.

(4)	Incorporated herein by reference from our annual report on Form 10-K filed with the SEC on March 24, 2003.

(5)	Incorporated herein by reference from our registration statement on Form S-4 (SEC No. 333-118068-05).

(6)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on November 23, 2004.

(7)	Incorporated herein by reference from our registration statement on Form S-4 (SEC No. 333-122837).

(8)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on March 15, 2006.

(9)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on May 16, 2006.

(10)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on August 28, 2006.

(11)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on November 2, 2006.

(12)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on August 7, 2006.

(13)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on January 9, 2007.

(14)	Incorporated herein by reference from our annual report on Form 10-K filed with the SEC on April 2, 2007.

(15)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on August 17, 2007.

(16)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on December 20, 2007.

(17)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on November 7, 2007.

(18)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on March 11, 2008.

(19)	Incorporated herein by reference from our annual report on Form 10-K filed with the SEC on April 2, 2007.

(20)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on April 30, 2008.

(21)	Incorporated herein by reference from our quarterly report on Form 10-Q filed with the SEC on May 16, 2008.

(22)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on October 1, 2008.

(23)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on November 12, 2008.

(24)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on March 11, 2009.

(25)	Incorporated herein by reference from our annual report on Form 10-K filed with the SEC on March 31, 2009.

(26)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on June 1, 2009.

(27)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on June 10, 2009.

(28)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on July 7, 2009.

(29)	Incorporated herein by reference from our current report on Form 10-Q filed with the SEC on November 16, 2009.

(30)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on January 28, 2010.

(31)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on June 19, 2009.

(32)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on June 25, 2009.

(33)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on July 28, 2009.

(34)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on August 13, 2009.

(35)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on September 22, 2009.

(36)	Incorporated herein by reference from our current report on Form 8-K filed with the SEC on March 3, 2010.

*	Filed herewith.

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

NAME	TITLE	DATE

/s/ Troy D. Herbst	Chief Executive Officer	March 31, 2010
Troy D. Herbst	Secretary, Treasurer and Director (Principal Executive Officer)

/s/ Mary E. Higgins	Chief Financial Officer (Principal	March 31, 2010
Mary E. Higgins	Financial and Accounting Officer)

/s/ Timothy P. Herbst	Chairman of the Board and Executive Vice President	March 31, 2010
Timothy P. Herbst

/s/ Edward J. Herbst	Executive Vice President and Director	March 31, 2010
Edward J. Herbst

/s/ John F. O’Reilly	Director	March 31, 2010
John F. O’Reilly