Form 10-Q
period 2010-03-31
HERBST GAMING INC
filed 2010-05-13
CIK 1160294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☒	Smaller reporting company☐
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

Common Stock, no par value, 300 outstanding shares

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1           FINANCIAL STATEMENTS

HERBST GAMING, INC. AND SUBSIDIARIES

(Debtor and Debtor-in-Possession as of March 22, 2009)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2009	March 31, 2010
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$116,894	$129,591
Accounts receivable, net	2,599	2,547
Notes and loans receivable	955	720
Prepaid expenses	14,405	14,652
Inventory	4,396	4,201
Total current assets	139,249	151,711
Property and equipment, net	517,063	511,323
Lease acquisition costs, net	14,746	13,211
Due from related parties	868	909
Other assets, net	6,373	6,421
Intangibles, net	202,474	202,025
Goodwill	3,255	3,255

Total assets	$884,028	$888,855

Liabilities and stockholders’ deficiency
Liabilities not subject to compromise
Current liabilities
Accounts payable	$18,474	$14,251
Accrued expenses	20,415	23,999

Total current liabilities not subject to compromise	38,889	38,250
Long-term debt, less current portion	—	—
Other liabilities	2,628	2,790
Total liabilities not subject to compromise	41,517	41,040

Liabilities subject to compromise (Note 5)	1,230,756	1,228,091

Commitments and contingencies (Note 7)

Stockholders’ deficit
Common stock (no par value; 2,500 shares authorized; 300 shares issued and outstanding)	2,368	2,368
Additional paid-in capital	1,631	1,631
Accumulated deficit	(392,244)	(384,275)

Total stockholders’ deficit	(388,245)	(380,276)

Total liabilities and stockholders’ deficit	$884,028	$888,855

The accompanying notes are an integral part of these

unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

(Debtor and Debtor-in-Possession as of March 22, 2009)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2010
	(in thousands)
Revenues
Route operations	$53,867	$48,164
Casino operations	117,073	105,013
Other operations	18,342	20,991
Total revenues	189,282	174,168
Promotional allowances	(17,558)	(15,055)

Net revenues	171,724	159,113

Costs of revenues
Route operations	47,716	44,724
Casino operations	84,513	71,584
Other operations	13,376	16,350
General and administrative	4,890	4,969
Depreciation and amortization	14,186	13,073
Restructuring expense	10,064	—
Total costs and expenses	174,745	150,700
(Loss) income from operations	(3,021)	8,413

Other income (expense)
Interest income	38	27

Interest expense	(29,527)	—
Reorganization items (Note 4)	(336)	(471)

Total other expense	(29,825)	(444)
Net (loss) income	$(32,846)	$7,969

The accompanying notes are an integral part of these

unaudited condensed consolidated financial statements.

HERBST GAMING, INC. AND SUBSIDIARIES

(Debtor and Debtor-in-Possession as of March 22, 2009)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2010
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(32,846)	$7,969
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	14,186	13,073
Amortization of debt issuance costs	900	—
Debt discount amortization	32	—
Gain (loss) on sale of property and equipment	18	52
Decrease (increase) in operating assets:
Accounts receivable	602	52
Prepaid expenses	703	(247)
Inventory	(307)	195
Due from related parties	(133)	(49)
Other assets	(718)	(14)
Increase (decrease) in operating liabilities:
Accounts payable	(1,612)	(182)
Liabilities subject to compromise	—	(1,519)
Accrued interest	20,493	—
Accrued expenses	(1,358)	3,584
Other liabilities	85	152
Reorganization items	336	(5,095)
Net cash provided by operating activities	$381	$17,971
Cash flows from investing activities
Additions to notes and loans receivable	$(394)	$(29)
Collection on notes and loans receivable	293	186
Proceeds from sale of property and equipment	146	33
Purchases of property and equipment	(3,631)	(4,215)
Lease acquisition costs	—	(103)
Net cash used in investing activities	$(3,586)	$(4,128)

Cash flows from financing activities
Reorganization items	$—	$(1,146)
Net cash used in financing activities	$—	$(1,146)
Net (decrease) increase in cash and cash equivalents	(3,205)	12,697
Cash and cash equivalents
Beginning of period	105,990	116,894
End of period	$102,785	$129,591
Supplemental cash flow information:
Cash paid during the period for interest	$8,102	$—
Cash paid for reorganization items	$—	$5,567
Supplemental schedule of non cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$87	$1,710

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

On January 28, 2010, the Indenture Trustee, as defined in the Findings of Fact, filed a notice of appeal from the Order (the “Indenture Trustee Appeal”).  On January 29, 2010, the Debtors elected to have the Indenture Trustee Appeal heard by the U.S. District Court for the District of Nevada (the “District Court”) and not the U.S. Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals.  On April 2, 2010, the Indenture Trustee filed its opening brief in the Indenture Trustee Appeal and also filed a motion with the District Court requesting that the Order be stayed pending a decision on the merits of the Indenture Trustee Appeal.  On April 7, 2010, the Debtors and the Administrative Agent under the amended Credit Agreement filed their joint opposition to the Indenture Trustee’s request that the Order be stayed.  On April 21, 2010, the Debtors and the Administrative Agent under the amended Credit Agreement filed their respective answering briefs in the Indenture Trustee Appeal.  On May 4, 2010, the Indenture Trustee filed its reply brief, thereby completing the briefing on the Indenture Trustee Appeal.  As of May 11, 2010, the District Court has not ruled on the Indenture Trustee’s request for a stay pending appeal and has not entered a written order scheduling oral arguments in the Indenture Trustee Appeal.

On November 16, 2009, the Indenture Trustee filed its First Amended Complaint for Declaratory Judgment (the “Amended Complaint”) against the Debtors and the Administrative Agent under the amended Credit Agreement seeking, among other relief, a judgment of the Bankruptcy Court determining that the Subordinated Notes entitled to pari passu treatment with the obligations due under the amended Credit Agreement.  The Debtors and the Administrative Agent filed motions to dismiss the Amended Complaint.  On February 23, 2010, the Bankruptcy Court dismissed the Amended Complaint without prejudice to seek leave to re-file the Amended Complaint if the Order is set aside in the Indenture Trustee Appeal.

We cannot assure you that a stay pending appeal from the Order will not be granted during the pendency of the Indenture Trustee Appeal and prior to the Substantial Consummation Date.  We cannot assure you that the Order will not be overturned and the Plan set aside.  Finally, we cannot assure you of the timing of the District Court’s decision on either the request for a stay pending appeal or a decision on the merits of the appeal itself.

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

The continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability to (i) obtain substantial consummation of the Plan or another plan of reorganization under the Bankruptcy Code; (ii) return to profitability; (iii) generate sufficient cash flow from operations; and (iv) obtain financing sources to meet our future obligations.  These matters create uncertainty relating to our ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.  In addition, the Restructuring could materially change amounts reported in our consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that may be necessary as a consequence of reorganization under Chapter 11 of the Bankruptcy Code.

Additionally, the Restructuring is subject to various regulatory approvals.  We cannot assure you that we will be successful in consummating the Plan.

Due to the occurrence and continuation of events of default, the amounts outstanding under the amended Credit Agreement and the indentures pursuant to which the Subordinated Notes were issued are immediately due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against the Company under applicable bankruptcy law.  Based on the filing of the Chapter 11 Cases, the entire balance outstanding under the amended Credit Agreement and all of the amounts outstanding under the indentures pursuant to which the Subordinated Notes were issued are included in liabilities subject to compromise at March 31, 2010.  The Company classifies liabilities subject to compromise as a long-term liability.

The current outstanding balance under the amended Credit Agreement is $858 million.  The Plan provides, in part, that the Lenders will receive 100% of the equity of Reorganized Herbst Gaming, and that Reorganized Herbst Gaming and the Reorganized Debtors will borrow $350 million pursuant to a new senior secured bank loan.

Prior to the filing of the Chapter 11 Cases, interest accrued on borrowings under the amended Credit Agreement was based on a floating rate.  This floating rate was based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread.  Our average floating rate on debt incurred under the amended Credit Agreement was 12.5% as of March 31, 2010.  However, based on the filing of the Chapter 11 Cases, after the Petition Date the Company did not make payments under the amended Credit Agreement, other than certain adequate protection payments, as provided in the Final Order Approving the Amended and Restated Stipulation Authorizing Use of Cash Collateral by Debtors and Granting Adequate Protection, which was entered by the Bankruptcy Court on May 21, 2009 and remained in effect until the Effective Date (the “Cash Collateral Order”).

The Cash Collateral Order provided for adequate protection payments to be made to the Lenders during the period commencing on the Petition Date and ending on the Effective Date in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured as of the last day of each fiscal quarter and to be paid on the 30th day thereafter) reduced by certain unpaid restructuring costs, as well as costs and expenses of the professionals retained by the administrative agent.  Based on the Company’s cash and cash equivalents as of December 31, 2009 and taking into account the required Effective Date payments described in this Note 1 of Notes to Condensed Consolidated Financial Statements (Unaudited), the Company made an adequate protection payment of $1.1 million on February 5, 2010.  Additionally, under the Plan, between the Effective Date and the Substantial Consummation Date the Company will make adequate protection payments to Lenders in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured initially as of the end of the third full calendar month following the Effective Date, and then as of the end of every third full calendar month thereafter, and paid 30 days thereafter).

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

Basis of Presentation—The condensed consolidated financial statements of Herbst Gaming, Inc. as of March 31, 2010, and for the three months ended March 31, 2010 and 2009 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the financial results for the interim periods.  Our results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2010.  These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

In accordance with GAAP, the Company has applied ASC 852, Reorganizations — Other Presentation Matters (“ASC 852”), in preparing the consolidated financial statements.  ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain expenses (including professional fees), are recorded in reorganization items in the accompanying consolidated statement of operations.  In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified in the consolidated balance sheet at March 31, 2010 as liabilities subject to compromise.  These liabilities are reported at the amounts expected pursuant to the Plan, although we can provide no assurance that the Plan will be fully implemented. (see Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited)).

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates incorporated into the Company’s condensed consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable and the estimated cash flows in assessing the recoverability of long-lived assets as well as estimated fair values of certain assets related to write downs and impairments, contingencies and litigation, and claims and assessments. Actual results could differ from those estimates.

Accounts Receivable—Receivables consist primarily of amounts due from customers as a result of normal business operations.  The Company periodically performs credit evaluations of its customers.  The Company reviews accounts receivable balances in order to determine an allowance for potential credit losses based on our collections experience and the age of the receivables.  At December 31, 2009 and March 31, 2010, the allowance for potential credit losses was approximately $808,000 and $848,500, respectively.

Goodwill—The Company has approximately $3,255,000 in goodwill as of March 31, 2010.  We evaluate our goodwill and indefinite-lived intangible assets in accordance with the applications of ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC Topic 350”). Goodwill and indefinite-lived intangible assets are not subject to amortization, but they are subject to an annual impairment test in the fourth quarter of each year and between annual test dates in certain circumstances.

Restructuring Costs—Restructuring costs are comprised of expenses related to the evaluation of financial and strategic alternatives and include special legal and other advisor fees associated with the Company’s reorganization efforts prior to the Petition Date, including preparation for the bankruptcy filing.

Reorganization Items—Reorganization items are comprised of expenses incurred after the Petition Date.  Reorganization items include legal, advisory and trustee fees incurred in connection with the Restructuring and the Chapter 11 Cases.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures, which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements. This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity on a gross basis, which is effective for fiscal year ends beginning after December 15, 2010 and interim periods within those years. The adoption did not have a material effect on our financial condition or results of operations.

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

Due to the occurrence and continuation of events of default, the amounts outstanding under the amended Credit Agreement and the indentures pursuant to which the Subordinated Notes were issued are immediately due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against the Company under applicable bankruptcy law.  Based on the filing of the Chapter 11 Cases, the entire balance outstanding under the amended Credit Agreement and all of the amounts outstanding under the indentures pursuant to which the Subordinated Notes were issued are included in liabilities subject to compromise at March 31, 2010.  The Company classifies liabilities subject to compromise as a long-term liability.

Interest accrued on borrowings under the amended Credit Agreement was based on a floating rate until the Petition Date.  This floating rate was based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread.  Our average floating rate on debt incurred under the amended Credit Agreement was 12.5% at March 31, 2010.  However, based on the filing of the Chapter 11 Cases, after the Petition Date the Company did not make payments under the amended Credit Agreement, other than certain adequate protection payments, as provided in the Final Order Approving the Amended and Restated Stipulation Authorizing Use of Cash Collateral by Debtors and Granting Adequate Protection, which was entered by the Bankruptcy Court on May 21, 2009 and remained in effect until the Effective Date (the “Cash Collateral Order”).

The Cash Collateral Order provided for adequate protection payments to be made to the Lenders during the period commencing on the Petition Date and ending on the Effective Date in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured as of the last day of each fiscal quarter and to be paid on the 30th day thereafter) reduced by certain unpaid restructuring costs, as well as costs and expenses of the professionals retained by the administrative agent.  Based on the Company’s cash and cash equivalents as of December 31, 2009 and taking into account the required Effective Date payments described in Note 1 of Notes to Condensed Consolidated Financial Statements (Unaudited), the Company made an adequate protection payment of $1.1 million on February 5, 2010.  Additionally, under the Plan, between the Effective Date and the Substantial Consummation Date the Company will make adequate protection payments to the lenders under the amended Credit Agreement (the “Lenders”) in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured initially as of the end of the third full calendar month following the Effective Date, and then as of the end of every third full calendar month thereafter, and paid 30 days thereafter).

Pursuant to the Plan, all outstanding obligations under the Subordinated Notes will be terminated on the Substantial Consummation Date.

Subject to the automatic stay associated with the Chapter 11 Cases, long-term debt included in “liabilities subject to compromise,” is expected to mature as follows (dollars in thousands):

March 31, 2010
2011	$1,157,700
2012	—
2013	—
2014	—
2015	—
Thereafter	—
Total	$1,157,700

The following table provides the fair value measurement information about our long-term debt at March 31, 2010.  For additional information regarding ASC Topic 820, “Fair Value Measurements and Disclosures” and the fair value hierarchy, see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited).

	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	$827,700	$462,105	Level 2
8.125% Senior Subordinated Notes Due 2012	160,000	160	Level 1
7.00% Senior Subordinated Notes Due 2014	170,000	170	Level 1

Total long-term debt	$1,157,700	$462,435

The estimated fair value of our bank credit facility is based on bid prices on or about March 31, 2010.  The estimated fair values of our senior subordinated notes are based on quoted market prices as of March 31, 2010.

4.                                      REORGANIZATION ITEMS

Reorganization items represent expense incurred as a result of the Chapter 11 proceedings and are presented separately in the Condensed Consolidated Statements of Operations (Unaudited) (dollars in thousands).

	For the Three Months Ended March 31,2009	For the Three Months Ended March 31,2010
Trustee Fees	$—	$190
Professional Fees	336	281
Total	$336	$471

In the three months ended March 31, 2010, the Company incurred $471,000 in reorganization items.  Of this amount, $190,000 was for statutorily mandated United States Trustee fees and $281,000 was for professional fees, which include financial advisory, legal, real estate and valuation services directly attributed to the reorganization process. Any professional fees incurred from the bankruptcy filing on March 22, 2009 through the Effective Date of February 5, 2010 were subject to bankruptcy court approval.

5.                                      LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise refer to both secured and unsecured obligations that will be accounted for under a plan of reorganization.  Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed.  ASC Topic 852-10-45 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the applicable bankruptcy court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  Liabilities subject to compromise also include certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.  The Company has included the amounts due under the amended Credit Agreement and indentures pursuant to which the Subordinated Notes were issued as liabilities subject to compromise.  Although the Plan has been confirmed, the Plan will not be fully implemented until the Substantial Consummation Date.  The Substantial Consummation Date will not occur until certain conditions, including certain approvals of gaming authorities in Nevada, Iowa and Missouri, have been obtained.  See Note 1 of Notes to Condensed Consolidated Financial Statements (Unaudited).  We cannot assure you that all conditions to the Substantial Consummation Date will be satisfied or that we will be successful in fully implementing the Plan or any other plan of reorganization.

As of March 31, 2010
(in thousands)
Secured debt	$827,700
Accrued interest on secured debt	29,103
Subordinated Notes	330,000
Accrued interest on Subordinated Notes	33,062
Accounts payable	3,046
Accrued expenses	5,180
Total liabilities subject to compromise	$1,228,091

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

Net revenues, income from operations, depreciation and amortization and segment EBITDA for these segments are as set forth in the table below (dollars in thousands).  Route and Casino segment EBITDA are non-GAAP measures but are used by management to measure segment profits and losses in accordance with ASC Topic 280, “Segment Reporting” (“ASC Topic 280”).  Route and Casino segment EBITDA have certain limitations in that they do not take into account the impact of certain expenses, including allocation of overhead.  The Company endeavors to compensate for the limitations of the non-GAAP measures presented by also providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures.  Accordingly, the following table also contains a reconciliation of Segment EBITDA to net income (loss) (in thousands).

	Three Months Ended March 31,
	2009	2010
Net revenues
Slot route operations	$53,839	$48,114
Casino operations:
Nevada	67,728	60,146
Other states	31,815	29,862
Other operations—non gaming	18,342	20,991
Total net revenues	$171,724	$159,113
Income (loss) from segment operations (excluding general and administrative expense)
Slot route operations	$2,009	$116
Casino operations:
Nevada	(2,259)	1,264
Other states	7,298	7,441
Total income from segment operations	7,048	8,821
Other	(10,069)	(408)
Total income (loss) from operations	$(3,021)	$8,413

Depreciation and amortization
Slot route operations	$4,114	$3,274
Casino operations:
Nevada	7,324	7,356
Other states	2,667	2,363
Other expenses	81	80
Total depreciation and amortization	$14,186	$13,073

Segment EBITDA (2)
Slot route operations	$6,123	$3,390
Casino operations:
Nevada	5,065	8,620
Other states	9,965	9,804
Other and corporate (1)	(9,950)	(301)
Depreciation and amortization	(14,186)	(13,073)
Interest expense, net of capitalized interest	(29,527)	—
Reorganization items	(336)	(471)
Net income (loss)	$(32,846)	$7,969

(1)                    Represents non-gaming revenues, general and administrative expenses, interest income and restructuring expense.

(2)                    Segment EBITDA is used by management to measure segment profits and losses and consists of income from segment operations plus depreciation and amortization and is calculated before allocation of overhead.

7.                           COMMITMENTS AND CONTINGENCIES

On February 17, 2006, the Clark County District Court entered judgment of a jury verdict delivered on January 14, 2006 against ETT for $4.1 million in compensatory damages and $10.1 million in punitive damages.  The jury verdict was delivered in connection with an action brought by the family of an individual that alleged that ETT had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from ETT and, while drunk, hit and killed the individual.  The punitive damage award was subsequently lowered to $4.1 million in a post-trial ruling.  The Company appealed this decision, and on April 29, 2010, the Supreme Court of Nevada, sitting in a three-member panel, affirmed the judgment in a split-decision.  ETT is currently evaluating whether to file a petition for rehearing before the three-member panel that issued the April 29 ruling.  In the event ETT seeks a rehearing and the petition is denied, the Company has the right to seek en banc reconsideration before the entire seven-member panel of the Nevada Supreme Court.  Based on a review of the legal opinions and facts available to the Company at this time, the Company believes it is adequately reserved for any potential liability related to this incident.

Separate from the Nevada Supreme Court proceedings, ETT is also pursuing an appeal from the decision of the Bankruptcy Court contained in the order confirming the Plan approving the treatment of the $4.1 million punitive damages award as an unsecured claim.  Through this appeal, ETT is seeking the categorical subordination of the $4.1 million punitive damages award through the separate classification and disparate subordinated treatment of the punitive damages from the other general unsecured claims in the Plan.  This appeal, which is pending before the U.S. District Court for the District of Nevada, is currently being briefed and has not yet been submitted for decision.

The Company was party to an arbitration in 2008 in Las Vegas, Nevada involving the termination of an employee.  The former employee alleged he was terminated without cause and was therefore due amounts pursuant to his employment agreement.  On March 10, 2009, the Company received an interim award from the arbitrator that awarded the former employee $1.3 million as a result of this arbitration.  On November 6, 2009, the Company filed a Motion to Vacate Arbitration Award with the Eighth Judicial District Court to overturn the arbitrator’s findings.  The Eighth Judicial District Court granted this motion on April 26, 2010.  On May 5, 2010, the former employee appealed the decision of the Eighth Judicial District Court.  The Company fully recognized the award and approximately $0.2 million for attorneys fees in fiscal year 2008.   If the Company prevails in any appeal or new arbitration it will record a gain on the previously expensed $1.5 million.

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

OVERVIEW

We are a diversified gaming company that focuses on two business lines: slot route operations and casino operations.  Our route operations involve the exclusive installation and operation of approximately 6,100 slot machines as of March 31, 2010 in strategic, high traffic, non-casino locations, such as grocery stores, drug stores, convenience stores, bars and restaurants.  Our casino operations consist of sixteen casinos located in Nevada, Iowa and Missouri.  Other than the Sands and the Primm Casinos, our casinos are operated under the “Terrible’s” brand

We generally enter into two types of route contracts.  With chain store customers, such as Albertsons, Vons, Safeway, SavOn, Smith’s, and Terrible Herbst , we pay a fixed monthly fee for each location in which we place slot machines.  With our street accounts, such as bars, restaurants and non-chain convenience stores, we share in the revenues on a percentage basis with the location owner.  Revenues from street accounts are recorded gross of amounts share.

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

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

Route Operations

	Three months ended March 31, 2009		Three months ended March 31, 2010
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Slot route revenue	$53,867	100.0%	$48,164	100.0%
Promotional allowances	(28)	0.0	(50)	0.1
Direct expenses	(47,716)	88.6	(44,724)	92.9
EBITDA	6,123	11.3	3,390	7.0
Depreciation and amortization	(4,114)	7.6	(3,274)	6.8
Income from slot route operations	$2,009	3.7%	$116	0.2%

Route operations accounted for 28% of total revenues during each of the three months ended March 31, 2010 and 2009.  Total revenues from route operations were $48.2 million for the three months ended March 31, 2010, a decrease of $5.7 million, or 11%, from $53.9 million for the three months ended March 31, 2009.  This decrease is due primarily to the continued general economic weakness in Nevada.

Route operating costs were $44.7 million, or 93% of route revenues, for the three months ended March 31, 2010.  This compares to $47.7 million, or 89% of route revenues for the same period in 2009.  The decrease in route operating expenses was primarily associated with various cost controls and lower revenues at our participation locations, which are based on operating contracts that provide for a decrease in revenue share costs in proportion to revenue decline.  The increase in the expenses as a percentage of route revenues is due to the fixed nature of many of the route costs.

Primarily as a result of the factors discussed above, route EBITDA for the three months ended March 31, 2010 was $3.4 million, a decrease of $2.7 million, or 44%, from $6.1 million for the three months ended March 31, 2009.

Casino Operations

	Three months ended March 31, 2009		Three months ended March 31, 2010
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$117,073	100.0%	$105,013	100.0%
Promotional allowances	(17,530)	15.0	(15,005)	14.3
Direct expenses	(84,513)	72.2	(71,584)	68.2
EBITDA	15,030	12.8	18,424	17.5
Depreciation and amortization	(9,991)	8.5	(9,719)	9.3
Income from casino operations	$5,039	4.3%	$8,705	8.2%

Casino operations accounted for 60% of total revenues for the three month period ended March 31, 2010 and 62% of total revenues for the three months ended March 31, 2009.  Total revenues derived from casino operations were $105.0 million for the three months ended March 31, 2010, a decrease of $12.1 million, or 10%, from $117.1 million for the three months ended March 31, 2009.  The decrease is due primarily to the combined general economic weakness in Nevada and the impact of severe weather on our Midwest casino operations.

Casino promotional spending was down $2.5 million, or 14%, due to reduced complimentary expenses in connection with lower revenues.  Promotional allowances decreased from 15% of revenues for the three months ended March 31, 2009 to 14% of revenues for the three months ended March 31, 2010.  This decrease is attributable to increased efficiencies in managing promotional spending.

Casino operating costs were $71.6 million, or 68% of revenues, for the three months ended March 31, 2010, compared to $84.5 million, or 72% of revenues, for the three months ended March 31, 2009.  This decrease was primarily due to reductions of $3.7 million in variable costs of sales, $1.1 million in taxes and $6.4 million in payroll and related expenses.  The $6.4 million reduction in payroll and related expenses is a result of targeted labor reductions implemented in the fourth quarter of 2009.

Casino EBITDA was $18.4 million for the three months ended March 31, 2010, an increase of $3.4 million, or 23%, from $15.0 million from the three months ended March 31, 2009.  The increase in casino EBITDA was primarily due to the factors discussed above, most notably the reductions in casino operating costs during the three months ended March 31, 2010.

The following paragraphs describe the results from our casino operations geographically between casinos in Nevada and those in other states.

Casino Operations — Nevada

	Three months ended March 31, 2009		Three months ended March 31, 2010
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$81,003	100.0%	$70,829	100.0%
Promotional allowances	(13,275)	16.4	(10,683)	15.1
Direct expenses	(62,663)	77.4	(51,526)	72.7
EBITDA	5,065	6.2	8,620	12.2
Depreciation and amortization	(7,324)	9.0	(7,356)	10.4
Income (loss) from casino operations	$(2,259)	2.8%	$1,264	1.8%

Revenues derived from Nevada casino operations were $70.8 million for the three months ended March 31, 2010, a decrease of $10.2 million, or 13%, from $81.0 million for the three months ended March 31, 2009.  This decrease is primarily attributable to the continued economic downturn in the Nevada market.  The revenue at our casinos located in Southern Nevada declined approximately 16.3%, or $10.3 million, to $53.1 million in first quarter of 2010 from $63.5 million during the first quarter of 2009.  The Primm Casinos accounted for $9.5 million of the revenue decline.  The Northern Nevada casinos had a slight increase in revenues of $0.2 million or 1%, from $17.5 million during the first quarter of 2009 to $17.7 million in the first quarter of 2010.

Promotional allowances for Nevada casinos decreased from 16.4% for the three months ended March 31, 2009 to 15.1% for the three months ended March 31, 2010.  This percentage decrease is attributable to increased efficiencies in managing promotional spending.

Nevada casino operating costs for the three months ended March 31, 2010 were $51.5 million, down $11.2 million, or 18%, from $62.7 million during the first quarter of 2009.  This decrease was primarily due to reductions of $3.2 million in variable costs of sales, $0.6 million in taxes and $5.9 million in payroll and related expenses.  The $5.9 million reduction in payroll and related expenses is a result of targeted labor reductions implemented in the fourth quarter of 2009.

Nevada casino EBITDA was $8.6 million for the three months ended March 31, 2010 compared to $5.1 million for the three months ended March 31, 2009.  Despite the revenue reduction at the Nevada casinos, EBITDA increased approximately $3.5 million or 69%, in total, primarily due to the cost reduction program implemented in the fourth quarter of 2009.  Of this $3.5 million increase, $1.8 million is attributable to the Primm Casinos and $1.7 million is attributable to the other Nevada Casinos.

Depreciation and amortization expense was $7.4 for the three months ended March 31, 2010, consistent with $7.3 million for the three months ended March 31, 2009.

The following paragraphs describe the results from our casino operations geographically between casinos in Nevada and those in other states.

Casino Operations — Other states

	Three months ended March 31, 2009		Three months ended March 31, 2010
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Casino revenue	$36,070	100.0%	$34,184	100.0%
Promotional allowances	(4,255)	11.8	(4,322)	12.6
Direct expenses	(21,850)	60.6	(20,058)	58.7
EBITDA	9,965	27.6	9,804	28.7
Depreciation and amortization	(2,667)	7.4	(2,363)	6.9
Income from casino operations	$7,298	20.2%	$7,441	21.8%

Casino operations in other states accounted for 20% of total revenues for each of the three months ended March 31, 2010 and 2009.  Total revenues derived from casino operations located in states other than Nevada were $34.2 million for the three months ended March 31, 2010, a decrease of $1.9 million, or 5%, from $36.1 million for the three months ended March 31, 2009.  Approximately $1.3 million of the decrease in revenue was at Lakeside Iowa, which experienced reduced revenues as a result of severe weather during January and February of 2010.

Although promotional allowances were $4.3 million for each of the three months ended March 31, 2010 and 2009, more agressive slot promotions were employed to minimize declines in revenue for the three months ended March 31, 2010.

Other state casino operating costs were $20.1 million, or 59% of revenues, for the three months ended March 31, 2010, a decrease of $1.8 million from $21.9 million, or 61% of revenues, for the three months ended March 31, 2009.  This decrease was primarily due to reductions to variable costs, such as payroll and taxes, in connection with decreased revenue.

Other state casino EBITDA was $9.8 million for the three months ended March 31, 2010, a slight decrease from $10.0 million for the three months ended March 31, 2009, as declines in revenue were offset by declines in direct expenses.

Depreciation and amortization expense was $2.4 million for the three months ended March 31, 2010, a decrease of $0.3 million from $2.7 million for the three months ended March 31, 2009.

Other Operations

Revenue from other operations consists of revenue from sources such as gasoline and convenience store sales, ATM fees, pay phone charges, rental income and other miscellaneous items unrelated to route and casino operations.  Our gas station operations include our gas station and convenience store located in Osceola, Iowa, the Gold Ranch and the three gas stations in Primm, Nevada.  Revenues from other operations were $21.0 million for the three months ended March 31, 2010 compared to $18.3 million for the three months ended March 31, 2009, an increase of $2.7 million, primarily as a result of an increase in gasoline prices.

Promotional Allowances

Promotional allowances were $15.1 million, or 8.6% of total revenues, for the three months ended March 31, 2010, a decrease of $2.5 million, or 14%, from $17.6 million, or 9.3% of total revenues, for the three months ended March 31, 2009.  This decrease is attributable to increased efficiencies in managing promotional spending in the first quarter of 2010.

Costs of Revenues

	Three months ended March 31, 2009		Three months ended March 31, 2010
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Other operations	$(13,376)	7.1%	$(16,350)	9.4%
General and administrative	(4,890)	2.6%	(4,969)	2.9%
Depreciation and amortization	(14,186)	7.5%	(13,073)	7.5%
Restructuring costs	(10,064)	5.5%	—	0%

The costs represented in “other operations” consist primarily of costs related to the gasoline service station and convenience store operations at Osceola, Iowa, the gas station and lottery at Verdi, Nevada, the gas stations at Primm, Nevada and lottery operations at Stateline, California.  Costs of other operations increased by $3.0 million to $16.4 million in the first quarter of 2010, compared to $13.4 million in the first quarter of 2009, primarily as a result of increased gasoline prices.

General and administrative (“G&A”) expenses were $5.0 million for the three months ended March 31, 2010, which is $0.1 million higher than $4.9 million for the three months ended March 31, 2009.  Although costs remained relatively stable, due to decreased revenue in the first quarter of 2010, G&A expenses as a percentage of revenue were 2.9% for the first quarter of 2010 compared to 2.6% for the first quarter of 2009.

Depreciation and amortization expense was $13.1 million for the three months ended March 31, 2010, a decrease of $1.1 million, from $14.2 million for the three months ended March 31, 2009.  This decrease was due to lower route operations depreciation as certain assets were fully depreciated.

The Company’s restructuring costs, primarily advisory and legal fees, associated with the Restructuring and the Chapter 11 Cases incurred prior to the filing of the Chapter 11 Cases are included under Restructuring Costs.  These expenses ceased to be accrued on March 21, 2009, the date of the filing of the Chapter 11 Cases.

Income/(Loss) from Operations

The Company’s income from operations was $8.4 million for the three months ended March 31, 2010, an increase of $11.4 million from a $3.0 million loss from operations for the three months ended March 31, 2009.   This is primarily due to the factors discussed above, most notably the lack of restructuring costs in the first quarter of 2010 compared to $10.1 million in restructuring costs in the first quarter of 2009.  Additionally, cost controls implemented during the fourth quarter of 2009 helped to offset an 8% decline in revenue.

Other Expenses

Our interest costs decreased from $29.5 million during the three months ended March 31, 2009 to zero during the three months ended March 31, 2010.  As a result of the filing of the Chapter 11 Cases, the Company no longer incurs contractual interest costs and instead makes certain adequate protection payments.

Costs associated with the Restructuring incurred after the filing of the Chapter 11 Cases are included in Reorganization Items.  Reorganization Items for the three months ended March 31, 2010 were $0.5 million, an increase of $0.2 million, from $0.3 million for the three months ended March 31, 2009.  Reorganization Items did not begin to accrue in 2009 until the Petition Date.

Net Income/(Loss)

Net income for the three months ended March 31, 2010 was $8.0 million compared to a net loss of $32.8 million for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Restructuring

We are currently operating as reorganized debtors under Chapter 11 of the Bankruptcy Code and pursuant to the Plan, which became effective on the Effective Date.  The Plan will not be fully implemented until the Substantial Consummation Date.  Upon the Substantial Consummation Date, the Plan provides for the following restructuring (the “Restructuring”) of the Debtors to occur:

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

Due to the occurrence and continuation of events of default, the amounts outstanding under the amended Credit Agreement and the indentures pursuant to which the Subordinated Notes were issued are immediately due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against the Company under applicable bankruptcy law.  Based on the filing of the Chapter 11 Cases, the entire balance outstanding under the amended Credit Agreement and all of the amounts outstanding under the indentures pursuant to which the Subordinated Notes were issued are included in liabilities subject to compromise at March 31, 2010.  The Company classifies liabilities subject to compromise as a long-term liability.

The current outstanding balance under the amended Credit Agreement is $858 million.  The Plan provides, in part, that the Lenders will receive 100% of the equity of Reorganized Herbst Gaming, and that Reorganized Herbst Gaming and the Reorganized Debtors will borrow $350 million pursuant to a new senior secured bank loan.

Prior to the filing of the Chapter 11 Cases, interest accrued on borrowings under the amended Credit Agreement was based on a floating rate.  This floating rate was based upon a variable interest rate (a base rate or LIBOR, at our option) plus a leverage grid-based spread.  Our average floating rate on debt incurred under the amended Credit Agreement was 12.5% as of March 31, 2010.  However, based on the filing of the Chapter 11 Cases, after the Petition Date the Company did not make payments under the amended Credit Agreement, other than certain adequate protection payments, as provided in the Final Order Approving the Amended and Restated Stipulation Authorizing Use of Cash Collateral by Debtors and Granting Adequate Protection, which was entered by the Bankruptcy Court on May 21, 2009 and remained in effect until the Effective Date (the “Cash Collateral Order”).

The Cash Collateral Order provided for adequate protection payments to be made to the Lenders during the period commencing on the Petition Date and ending on the Effective Date in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured as of the last day of each fiscal quarter and to be paid on the 30th day thereafter) reduced by certain unpaid restructuring costs, as well as costs and expenses of the professionals retained by the administrative agent.  Based on the Company’s cash and cash equivalents as of December 31, 2009 and taking into account the required Effective Date payments described in Note 1 of Notes to Condensed Consolidated Financial Statements (Unaudited), the Company made an adequate protection payment of $1.1 million on February 5, 2010.  Additionally, under the Plan, between the Effective Date and the Substantial Consummation Date the Company will make adequate protection payments to the Lenders in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured initially as of the end of the third full calendar month following the Effective Date, and then as of the end of every third full calendar month thereafter, and paid 30 days thereafter).

We expect to fund our existing operations and capital needs during the Restructuring from operating cash flow and cash on hand, although that may be insufficient.  In the quarter ending March 31, 2010, we monitored carefully our capital expenditures, and delayed incurring capital expenditures where possible in order to conserve cash.  We cannot assure you that our cash flow will be adequate to meet our anticipated working capital requirements and capital expenditures for existing operations.

Operating Activities

For the three months ended March 31, 2010, operating activities provided $18.0 million in cash flows on $8.0 million in net income compared to $0.4 million in cash flows on $32.8 million in net loss for the three months ended March 31, 2009.  The increase in cash flows resulted from a decline in operating costs in both of our operating segments as well as a decrease in cash required related to restructuring expenses and cash interest paid as a result of the Chapter 11 Cases.  Based on the filing of the Chapter 11 Cases, the Company does not make payments under the amended Credit Agreement.  Instead, the Company made an adequate protection payment of $1.1 million on February 5, 2010, as noted below in the discussion of Financing Activities, pursuant to the Cash Collateral Order, which remained in effect until the Effective Date.

Investing Activities and Capital Expenditures

For the three months ended March 31, 2010, we used net cash of $4.1 million for investing activities primarily related to the capital expenditures of $4.2 million.

Capital expenditures for the remainder of the year are anticipated to be approximately $24 million, consisting of maintenance capital expenditures.  However, to the extent that our results of operations do not provide sufficient cash, we may elect to delay some of the capital expenditures in order to preserve short-term liquidity.

Financing Activities

For the three months ended March 31, 2010, we used net cash of $1.1 million for financing activities related to adequate protection payments required by the Cash Collateral Order.  There were no cash flows provided by or used in financing activities in the first three months of 2009.

From the Petition Date to the Effective Date the Company was subject to the Cash Collateral Order that called for periodic sweeps of its cash in excess of $100 million to be paid to the Lenders.  Based on the Company’s cash and cash equivalents as of December 31, 2009 and taking into account the required Effective Date payments described in Note 1 of Notes to Condensed Consolidated Financial Statements (Unaudited), the Company made an adequate protection payment of $1.1 million on February 5, 2010.  Additionally, under the Plan, between the Effective Date and the Substantial Consummation Date the Company will make adequate protection payments to the Lenders in the amount of the Debtors’ cash and cash equivalents in excess of $100 million (measured initially as of the end of the third full calendar month following the Effective Date, and then as of the end of every third full calendar month thereafter, and paid 30 days thereafter).

At March 31, 2010, our liabilities subject to compromise included approximately $160.0 million of outstanding principal amount of our 8 1/8% Notes and $170.0 million of outstanding principal amount of our 7% Notes.  After giving effect to indebtedness under our Subordinated Notes and borrowings under our amended Credit Agreement, our total liabilities subject to compromise were approximately $1.2 billion at March 31, 2010.

There were no distributions to stockholders in the first quarter of 2010.  The Company does not expect to make cash payments for stockholder distributions for the remainder of the 2010.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies can be found in our 2009 Form 10-K.  There have been no material changes to our critical accounting polices during the three months ended March 31, 2010.

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

We have no material changes to the disclosure on this matter made in the 2009 Form 10-K.

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

As of the end of the period covered by this report (the “Evaluation Date”), an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, the Company’s management concluded that our disclosure controls and procedures are effective as of March 31, 2010.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 17, 2006, the Clark County District Court entered judgment of a jury verdict delivered on January 14, 2006 against ETT for $4.1 million in compensatory damages and $10.1 million in punitive damages.  The jury verdict was delivered in connection with an action brought by the family of an individual that alleged that ETT had negligently retained and negligently supervised a temporary employee who in 2001 stole a truck from ETT and, while drunk, hit and killed the individual.  The punitive damage award was subsequently lowered to $4.1 million in a post-trial ruling.  The Company appealed this decision, and on April 29, 2010, the Supreme Court of Nevada, sitting in a three-member panel, affirmed the judgment in a split-decision.  ETT is currently evaluating whether to file a petition for rehearing before the three-member panel that issued the April 29 ruling.  In the event ETT seeks a rehearing and the petition is denied, the Company has the right to seek en banc reconsideration before the entire seven-member panel of the Nevada Supreme Court.  Based on a review of the legal opinions and facts available to the Company at this time, the Company believes it is adequately reserved for any potential liability related to this incident.

Separate from the Nevada Supreme Court proceedings, ETT is also pursuing an appeal from the decision of the Bankruptcy Court contained in the order confirming the Plan approving the treatment of the $4.1 million punitive damages award as an unsecured claim.  Through this appeal, ETT is seeking the categorical subordination of the $4.1 million punitive damages award through the separate classification and disparate subordinated treatment of the punitive damages from the other general unsecured claims in the Plan.  This appeal, which is pending before the U.S. District Court for the District of Nevada, is currently being briefed and has not yet been submitted for decision.

The Company was party to an arbitration in 2008 in Las Vegas, Nevada involving the termination of an employee.  The former employee alleged he was terminated without cause and was therefore due amounts pursuant to his employment agreement.  On March 10, 2009, the Company received an interim award from the arbitrator that awarded the former employee $1.3 million as a result of this arbitration.  On November 6, 2009, the Company filed a Motion to Vacate Arbitration Award with the Eighth Judicial District Court to overturn the arbitrator’s findings.  The Eighth Judicial District Court granted this motion on April 26, 2010.  On May 5, 2010, the former employee appealed the decision of the Eighth Judicial District Court.  The Company fully recognized the award and approximately $0.2 million for attorneys fees in fiscal year 2008.   If the Company prevails in any appeal or new arbitration it will record a gain on the previously expensed $1.5 million.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2009 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2009 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Amendments to Executive Employment Agreements

On May 12, 2010, the Company entered into amendments to the executive employment agreements with each of Troy D. Herbst, Chief Executive Officer; Ferenc B. Szony, President; Mary E. Higgins, Chief Financial Officer; and Sean T. Higgins, General Counsel, for purposes of compliance with Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder.

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

The following exhibits are filed as part of this Form 10-Q:

10.1*	Herbst Gaming, Inc. 2010 Executive Incentive Plan

10.2*	Form of Amendment One to Employment Agreement

31.1*	Certification of Troy D. Herbst pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mary E. Higgins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Troy D. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2010	HERBST GAMING, INC.
(Registrant)

	By:	/s/ Mary E. Higgins
Mary E. Higgins
	Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1*	Herbst Gaming, Inc. 2010 Executive Incentive Plan

10.2*	Form of Amendment One to Employment Agreement

31.1*	Certification of Troy D. Herbst pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mary E. Higgins pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Troy D. Herbst and Mary E. Higgins pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.